Form 10-Q
period 2008-06-30
RACKSPACE HOSTING, INC.
filed 2008-09-11
CIK 1107694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from              to             .

Commission file number 001-34143

RACKSPACE HOSTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	74-3016523
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5000 Walzem Rd.

San Antonio, Texas 78218

(Address of principal executive offices, including Zip Code)

(210) 312-4000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 5, 2008, 116,753,983 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In thousands, except share and per share data)	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,937	$35,094
Accounts receivable, net of allowance for doubtful accounts and customer credits of $2,841 as of December 31, 2007, and $2,453 as of June 30, 2008	25,449	25,902
Prepaid expenses and other current assets	7,757	11,418

Total current assets	58,143	72,414

Property and equipment, net	227,055	315,526
Goodwill	3,574	3,518
Intangible assets, net	5,812	9,760
Other non-current assets	7,229	7,092

Total assets	$301,813	$408,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$67,087	$77,933
Current portion of deferred revenue	13,540	15,516
Current portion of obligations under capital and finance method leases	25,198	32,983
Current portion of debt	2,902	4,989

Total current liabilities	108,727	131,421

Non-current deferred revenue	4,402	4,582
Non-current obligations under capital and finance method leases	23,312	40,629
Non-current debt	60,039	104,952
Other non-current liabilities	8,460	9,309

Total liabilities	204,940	290,893

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value per share (aggregate involuntary liquidation preference: $13,412) 50,000,000 shares authorized as of December 31, 2007, and June 30, 2008; 1,214,837, issued and outstanding shares	1	1
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 101,211,223 shares issued and 101,128,518 shares outstanding as of December 31, 2007, 102,251,652 shares issued and 102,168,947 shares outstanding as of June 30, 2008	101	102
Treasury stock, at cost: 82,705 common shares held	(126)	(126)
Additional paid-in capital	40,082	51,152
Accumulated other comprehensive income	513	362
Retained earnings	56,302	65,926

Total stockholders’ equity	96,873	117,417

Total liabilities and stockholders’ equity	$301,813	$408,310

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2008	2007	2008
Net revenues	$84,012	$130,829	$159,237	$250,442

Costs and expenses:
Cost of revenues	26,148	42,842	49,741	82,065
Sales and marketing	12,609	19,846	24,270	37,414
General and administrative	24,279	38,108	45,225	71,741
Depreciation and amortization	13,133	21,637	24,968	40,688

Total costs and expenses	76,169	122,433	144,204	231,908

Income from operations	7,843	8,396	15,033	18,534

Other income (expense):
Interest expense	(663)	(1,834)	(1,188)	(3,164)
Interest and other income	127	173	227	420

Total other income (expense)	(536)	(1,661)	(961)	(2,744)

Income before income taxes	7,307	6,735	14,072	15,790
Income taxes	2,495	2,553	5,088	6,166

Net income	$4,812	$4,182	$8,984	$9,624

Net income per share
Basic	$0.05	$0.04	$0.09	$0.09

Diluted	$0.05	$0.04	$0.08	$0.09

Weighted average number of shares outstanding
Basic	100,959	103,227	100,926	102,901

Diluted	106,217	110,508	106,007	109,810

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

	Six Months Ended June 30,
(In thousands)	2007	2008
Cash Flows From Operating Activities

Net income	$8,984	$9,624
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,968	40,688
Loss on disposal and impairment of equipment, net	1,041	1,977
Provision for bad debts and customer credits	1,471	1,210
Deferred income taxes	(1,467)	2,524
Share-based compensation expense	1,236	6,556
Other noncash compensation expense	156	140
Excess tax benefits from share-based compensation arrangements	(150)	(2,621)
Changes in certain assets and liabilities
Accounts receivable	(4,982)	(1,640)
Prepaid expenses and other current assets	(922)	(2,589)
Accounts payable and accrued expenses	25,079	11,077
Deferred revenue	2,523	2,157
Other non-current assets	98	102
Other non-current liabilities	(1,482)	(201)

Net cash provided by operating activities	56,553	69,004

Cash Flows From Investing Activities
Purchases of property and equipment, net	(50,409)	(87,521)

Net cash used in investing activities	(50,409)	(87,521)

Cash Flows From Financing Activities
Principal payments of capital and finance method leases	(5,735)	(14,144)
Principal payments of notes payable	(439)	(2,929)
Borrowings on line of credit	14,146	40,000
Payments for debt issuance costs	(277)	(158)
Proceeds from sale leaseback transactions	—	1,543
Proceeds from issuance of common stock, net	—	548
Proceeds from exercise of stock options	76	1,205
Excess tax benefits from share-based compensation arrangements	150	2,621

Net cash provided by financing activities	7,921	28,686
Effect of exchange rate changes on cash and cash equivalents	(48)	(12)

Increase in cash and cash equivalents	14,017	10,157
Cash and cash equivalents, beginning of period	8,374	24,937

Cash and cash equivalents, end of period	$22,391	$35,094

Supplemental cash flow information:
Acquisition of property and equipment by capital and finance method leases	$15,632	$37,703
Acquisition of property and equipment by notes payable	742	9,930
Cash payments for interest, net of amount capitalized	800	3,276
Cash payments for income taxes	5,147	3,540

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

Nature of Operations

As used in this report, the terms “Rackspace”, “Rackspace Hosting”, “we”, “our company” “the company”, “us,” or “our” refer to Rackspace Hosting, Inc. and its subsidiaries. Rackspace Hosting, Inc., through its operating subsidiaries, is a provider of hosting solutions. We provide IT as a service, managing web-based IT systems for small and medium-sized businesses as well as large enterprises. We focus on providing a service experience for our customers, which we call Fanatical Support®. We currently operate in one business segment—Hosting.

Rackspace Hosting, Inc. was incorporated in Delaware on March 7, 2000. However, our operations began in 1998 as a limited partnership which became our subsidiary through a corporate reorganization completed on August 21, 2001.

We operate consolidated subsidiaries which include, among others, Rackspace US, Inc., our U.S. operating entity, and Rackspace Limited, our U.K. operating entity. In March 2006, we contributed technology for a 94.2% limited partnership interest in Mosso, a provider of advanced, enterprise level hosting. In July 2007, we acquired the remaining 5.8% limited partnership interest from the other partner. The financial results of Mosso are included within our consolidated financial statements. Losses applicable to the minority interest holder exceeded their equity investment in Mosso, thus our financial statements do not reflect the minority interest.

In September 2007, we acquired Webmail.us., Inc., an email hosting business, which we rebranded as Mailtrust. Accordingly, its operating results have been included in our consolidated financial statements since the date of acquisition. On July 1, 2008, we merged Mailtrust and another subsidiary, Mosso, into Rackspace US, Inc.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of our wholly owned subsidiaries located in the United States of America (U.S.), the United Kingdom (U.K.), and the Netherlands. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements at June 30, 2008, and for the three and six months ended June 30, 2007 and 2008, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2008 and December 31, 2007, our results of operations for the three and six months ended June 30, 2007 and 2008, and cash flows for the six months ended June 30, 2007 and 2008.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2007 included in our amended Registration Statement on Form S-1 (File No. 333-150469) filed with the Securities and Exchange Commission on August 5, 2008 (Registration Statement). The results of the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or for any other future year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of stock options, and income taxes, among others. We base our estimates on historical experience and on other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

carrying values of assets and liabilities. We engaged third party valuation consultants to assist management in the allocation of the purchase prices of significant acquisitions and valuations of our common stock price, which affected transactions recorded in our consolidated financial statements prior to Rackspace being a public company listed on the New York Stock Exchange in August 2008.

Stock Split

In December 2007, our board of directors approved a five-for-one stock split that was effected in the form of a stock dividend effective for stockholders of record as of January 31, 2008. All share amounts reflected herein have been adjusted to reflect the impact of such split.

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereof as of December 31, 2007 included in our Registration Statement.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We are required to adopt SFAS 157 effective at the beginning of 2008. FASB Staff Position No. FSP 157-2 delayed the effective date of SFAS 157 to periods beginning after November 15, 2008 for non-financial assets and liabilities.

Fair value is defined under SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Level I—inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date. Level II—inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date. Level III—unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. Our cash and cash equivalents are classified within Level I, and our interest rate swap within Level II. We do not expect FSP 157-2 will have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51. SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141(R) and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are evaluating the impact these statements will have on our consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for periods beginning on or after December 15, 2008. We do not expect this statement will have a material impact on our consolidated financial position, results of operations, or cash flows.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for periods beginning on or after January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2008	2007	2008
Calculation of basic and diluted net income per share

Basic net income per share:
Net income	$4,812	$4,182	$8,984	$9,624

Weighted average shares outstanding:
Common	99,744	102,012	99,711	101,686
Preferred stock	1,215	1,215	1,215	1,215

Number of shares used in per share computations	100,959	103,227	100,926	102,901

Earnings per share	$0.05	$0.04	$0.09	$0.09

Diluted net income per share:
Net income	$4,812	$4,182	$8,984	$9,624

Weighted average shares outstanding:
Common	99,744	102,012	99,711	101,686
Stock options	5,037	7,032	4,864	6,663
Preferred stock	1,215	1,215	1,215	1,215
Stock warrants	221	249	217	246

Number of shares used in per share computations	106,217	110,508	106,007	109,810

Earnings per share	$0.05	$0.04	$0.08	$0.09

We excluded 2.0 million and 4.9 million potential common shares from the computation of dilutive earnings per share for the three months ended June 30, 2007 and 2008, respectively, and 2.1 million and 5.6 million potential shares for the six months ended June 30, 2007 and 2008, respectively, because the effect would have been anti-dilutive.

In August 2008, we issued an additional 12.7 million shares of common stock in our initial public offering.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

(In thousands)	December 31, 2007	June 30, 2008
Prepaid expenses	$4,657	$5,013
Current deferred taxes	2,448	3,363
Other current assets	652	3,042

Prepaid expenses and other current assets	$7,757	$11,418

5. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Live	December 31, 2007	June 30, 2008
Computers, software and equipment	1-5 years	$256,128	$324,756
Furniture and fixtures	7 years	10,938	12,567
Leasehold improvements	2-30 years	24,136	61,997
Land	—	13,860	13,860

Property and equipment, at cost		305,062	413,180
Less accumulated depreciation and amortization		(120,516)	(157,279)
Work in process		42,509	59,625

Property and equipment, net		$227,055	$315,526

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $12.8 million and $20.9 million for the three months ended June 30, 2007 and 2008, respectively, and $24.2 million and $39.1 million for the six months ended June 30, 2007 and 2008, respectively.

At December 31, 2007 and June 30, 2008, $21.5 million and $29.9 million of the work in process balance pertains to construction for the renovation of a building that was placed into service in phases beginning in May 2008, respectively. The building is the site of our global headquarters.

The unamortized computer software costs on our consolidated balance sheets were $8.7 million and $13.7 million as of December 31, 2007 and June 30, 2008, respectively. Depreciation expense for capitalized computer software costs were $1.8 million and $2.0 million for the three months ended June 30, 2007 and 2008, respectively, and $3.6 million and $3.4 million for the six months ended June 30, 2007 and 2008, respectively. Included in 2007 amortization expense is the discontinuation of the use of certain software that was placed into service in August 2005. The decision to retire the software was made in January 2007 and it was retired in May 2007 resulting in accelerated amortization of $2.0 million.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2007	June 30, 2008
Trade payables	$30,510	$25,722
Accrued compensation and benefits	13,704	18,762
Income taxes payable	—	937
Vendor accruals	17,786	24,910
Other	5,087	7,602

Accounts payable and accrued expenses	$67,087	$77,933

7. Debt

Debt outstanding consisted of:

(In thousands)	December 31, 2007	June 30, 2008
Revolving credit facility	$57,301	$97,301
Notes payable	5,640	12,640

Total debt	62,941	109,941
Less current portion of debt	(2,902)	(4,989)

Total non-current debt	$60,039	$104,952

Revolving Credit Facility

In February 2008, our revolving credit facility was amended, increasing our lenders’ aggregate commitment to $245.0 million and changing the definition of the minimum fixed charge coverage ratio. The remaining terms of the agreement remained the same. There were one time fees of $0.4 million associated with the preparation of the amended facility that were capitalized.

As of June 30, 2008, the amount outstanding under the facility was $97.3 million, with an outstanding letter of credit of $0.9 million, leaving $146.8 million available for future borrowings. We are required to pay a facility fee of 0.2% per annum on the full amount available under revolving credit facility and a quarterly administrative fee.

Our average borrowing under the facility was $77.2 million for the six months ended June 30, 2008. In the same period, the revolving credit facility accrued interest at an average rate of 4.3%.

Financial covenants under our facility include a minimum fixed charge coverage ratio of at least 1.25 to 1.00 until the three months ended December 31, 2009 and 1.50 to 1.00 for every quarter thereafter and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. Non financial covenants include the submission of financial statements, payment of obligations, conduct of business and maintenance of existence, maintenance of property, inspection of property, compliance with ERISA, and limitation on debt and liens, among others. As of June 30, 2008, we were in compliance with all of the covenants under our facility.

Interest Rate Swap

We use cash flow hedges to limit our exposure that may result from the variability of floating interest rates. Effective December 10, 2007, we entered into an interest rate swap agreement with a notional amount of $50.0 million to hedge a portion of our outstanding floating-rate debt. This swap converts floating rate interest based on the London Interbank Offered Rate, or LIBOR, into fixed-rate interest as part of the arrangement with our primary lender, and expires in December 2010.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, receive variable interest payments based on 1-month LIBOR. As of June 30, 2008, our 1-month LIBOR plus the labor margin was set at the rate of 3.50%. The net receipts or payments from the swap are recorded in interest expense. The swap is designated and qualifies as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the swap is accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We are utilizing the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective for the period ended December 31, 2007 and the six months ended June 30, 2008. There was no hedge ineffectiveness recognized in earnings for the period ended December 31, 2007 and the six months ended June 30, 2008. The fair value of the swap was estimated based on the yield curve as of December 31, 2007 and June 30, 2008, and represents its carrying value. As of December 31, 2007 and June 30, 2008, we recorded an unrealized after-tax loss of $322 thousand and $465 thousand in accumulated other comprehensive income related to the change in fair value on the swap, respectively. We recorded a $913 thousand after-tax gain for the three months ended June 30, 2008 and a $143 thousand after-tax loss for the six months ended June 30, 2008. No amounts were recorded for the six months ended June 30, 2007 as the swap did not initiate until December 2007. The fair value of the swap recorded in accumulated other comprehensive income may be recognized in the accompanying consolidated statements of income if certain terms of the revolving line of credit change, if the revolving line of credit is extinguished, or if the swap is terminated prior to maturity.

Notes Payable

We have entered into various financing arrangements with multiple equipment and software vendors. As of June 30, 2008, the total amount financed under these relationships was $12.6 million with various terms extending to May 2012, and stated rates ranging from 0.0% to 6.0%. For arrangements with below market interest rates, we impute an interest charge based on our average borrowing rate. The weighted average effective interest rate of the various arrangements with third party vendors was 4.7% as of June 30, 2008.

8. Other Non-Current Liabilities

Other non-current liabilities consisted of:

(In thousands)	December 31, 2007	June 30, 2008
Texas Enterprise Fund Grant	$5,000	$5,000
Non-current deferred income taxes	197	663
Other	3,263	3,646

Other non-current liabilities	$8,460	$9,309

9. Commitments and Contingencies

Legal Proceedings

We are party to various legal proceedings which we consider routine and incidental to our business. In June 2008, we received a demand from a former consultant to the company for a 1% interest in our stock in the form of options or warrants, or the cash equivalent thereof, for compensation for services he was engaged to perform for the company. We do not believe that the consultant is entitled to any additional compensation from us and intend to vigorously defend any such claim or demand, and in response filed a complaint against the consultant with the District Court of Bexar County, Texas alleging that the consultant committed an intentional tort against the company by wrongfully attempting to extort payments from the company. We have subsequently withdrawn our lawsuit and have commenced settlement discussions with the former consultant. Management does not expect the results of any of these proceedings to have a material adverse effect on our business, results of operations or financial condition.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contingent Liability

We recorded a $2.1 million expense in the fourth quarter of 2007 to cost of revenues related to an unresolved contractual issue with a vendor. We have recorded a loss contingency liability with respect to this matter in accordance with SFAS 5, Accounting for Contingencies. Due to the uncertainty regarding the interpretation of certain contractual terms, it is possible the ultimate loss may exceed the amount currently accrued.

10. Share-Based Compensation

In May 2008, our board of directors approved an additional 5,400,000 shares for future grant under the 2007 Stock Plan and 500,000 shares for future grant under the 2008 Employee Stock Purchase Plan.

We maintain the 1999 Assumed Stock Option Plan, the 2003 Stock Option Plan, the 2005 Non-Qualified Stock Option Plan, the 2007 Long-Term Incentive Plan, and the Webmail.us, Inc. 2004 Stock Incentive Plan, which we assumed through an acquisition, collectively referred to as the Stock Plans. As of June 30, 2008, the total number of shares authorized under the Stock Plans was 37.3 million shares, of which approximately 6.0 million shares were available for future grants. Options are generally priced to be at least 100% of our common stock’s fair value at the date of grant. Other than those issued under the 1999 Assumed Stock Plan, options have been generally granted for a term of ten years. Options granted under the Stock Plans generally vest either ratably over a three to four year service period, at the end of three years, or based on performance milestones. Stock options issued under the 1999 Assumed Stock Option Plan have seven year terms. Stock options issued under the Webmail.us Inc. assumed plan generally have ten year terms and vest 25% the first year and ratably over an additional three year period on a monthly basis.

The following table summarizes the activity under our Stock Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	16,811,955	$3.12	7.35	$73,351

Granted	5,593,748	$9.87
Exercised	(968,448)	$1.15
Canceled	(748,950)	$6.04

Outstanding at June 30, 2008	20,688,305	$4.92	7.68	$220,646

Vested and exercisable at June 30, 2008	7,563,982	$1.84	5.54	$103,996

Vested and exercisable at June 30, 2008 and expected to vest thereafter	17,846,273	$4.54	7.46	$197,112

The total pre-tax intrinsic value of the stock options exercised during the six months ended June 30, 2008 was $8.2 million. The weighted average fair value of stock options issued was $7.95 for the six months ended June 30, 2008 using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Expected stock volatility	65%	61%-64%	65%	61%-65%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.49%-4.75%	3.02%-3.41%	4.49%-5.04%	2.71%-3.41%
Expected life (years)	6.25 years	6.25-6.5 years	6.25 years	6.25-6.5 years

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2008, there was $42.0 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Plans that is expected to be recognized using the straight line method over a weighted average period of 2.7 years. We expect to recognize share-based compensation expense for options outstanding as of June 30, 2008 of $8.2 million for the remainder of 2008, and $15.3 million, $13.8 million, $4.1 million, and $0.6 million for the years ended 2009, 2010, 2011, and 2012, respectively.

Share-based compensation expense was recognized in the consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2008	2007	2008
Cost of revenues	$21	$603	$55	$968
Sales and marketing	98	533	170	934
General and administrative	526	2,668	1,011	4,654

Pre-tax share-based compensation	645	3,804	1,236	6,556
Less: Income tax benefit	(220)	(1,462)	(447)	(2,560)

Total share-based compensation expense, net of tax	$425	$2,342	$789	$3,996

11. Income Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file.

We currently file income tax returns in the U.S. and the U.K., which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2004 through 2006, and to U.K. income tax examinations for the years 2001 through 2006. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

We recognize interest expense and penalties related to income tax matters in interest and penalties expense within other income (expense) on our consolidated statements of income and not as income tax expense. For the six months ended June 30, 2007 and 2008 interest and penalties recorded were not significant. As of June 30, 2008, our accrued interest and penalties were $148 thousand.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
(In thousands)	2007	2008	2007	2008
Net income	$4,812	$4,182	$8,984	$9,624
Derivative instrument, net of deferred taxes of $0 and $491 for the three months ended June 30, 2007 and 2008, and $0 and ($77) for the six months ended June 30, 2007 and 2008.	—	913	—	(143)
Foreign currency cumulative translation adjustment	36	23	210	(8)

Total other comprehensive income (loss)	36	936	210	(151)

Total comprehensive income	$4,848	$5,118	$9,194	$9,473

A rollforward of accumulated other comprehensive income (loss) for the period ending June 30, 2008 was as follows:

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2007	$(322)	$835	$513
2008 changes in fair value	(1,056)	—	(1,056)
2008 translation adjustment	—	(31)	(31)

Balance at March 31, 2008	$(1,378)	$804	$(574)

2008 changes in fair value	913	—	913
2008 translation adjustment	—	23	23

Balance at June 30, 2008	$(465)	$827	$362

13. Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment, which we describe as Hosting. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by geographic region, for purposes of evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. As a result, we consider ourselves to be a single reporting segment and operating unit structure. Revenues are attributed by geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or Europe. Our primary assets are also located in the U.S. and Europe.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total net revenues by geographic region areas were as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
(In thousands)	2007	2008	2007	2008
United States	$62,871	$95,142	$120,173	$182,604
Outside United States	21,141	35,687	39,064	67,838

Total net revenues	$84,012	$130,829	$159,237	$250,442

Long-lived assets primarily located in the U.S. and Europe were as follows:

(In thousands)	December 31, 2007	June 30, 2008
United States	$176,663	$234,809
Outside United States	50,392	80,717

Total property and equipment, net	$227,055	$315,526

14. Related Party Transactions

We lease a facility that holds one of our data centers from Santa Clara Land Company Ltd., a partnership controlled by our Chairman of the Board. The lease agreement had an original 3-year term commencing in March 2004. In March 2007, we extended the agreement until February 2012. We have another lease for office space also with Santa Clara Land Company Ltd., which commenced in March 2007, with an initial 60 day term, followed by month-to-month lease terms. We are required to pay all maintenance and insurance costs related to the premises. We also lease certain storage space from Santa Clara Land Company, Ltd. on a month-to-month basis. The lease rates approximate market rates. For these leases, we recognized $119 thousand and $140 thousand of rent expense on our consolidated statements of income for the three months ended June 30, 2007 and 2008, respectively, and $213 thousand and $277 thousand for the six months ended June 30, 2007 and 2008, respectively. In July 2008, we amended one or our leases with Santa Clara Land Company Ltd. to add additional office space, which we occupied in August, 2008.

Additional related party transactions are described in the notes to the consolidated financial statements included in the Registration Statement.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Subsequent Events

In August 2008, we completed our initial public offering (IPO), issuing 12.7 million shares of common stock at an IPO price of $12.50 per share. We closed the IPO on August 13, 2008 and received $144.9 million in net proceeds, which reflects underwriting discounts and commissions of $0.875 per share and $2.7 million in expenses.

In conjunction with the IPO, all outstanding warrants were exercised, resulting in an issuance of 268,750 shares of common stock, having a weighted average exercise price of $1.03 per share. We received proceeds of $278 thousand from the exercise of these warrants. Also, all shares of our outstanding preferred stock were automatically converted to shares of common stock as a result of the IPO.

In August 2008, we used $57.3 million of the net proceeds to reduce our outstanding borrowings on our credit facility to $50.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including the audited consolidated financial statements included in our Registration Statement on Form S-1, filed with the SEC on August 5, 2008, relating to our initial public offering.

Overview

Rackspace Hosting, Inc. is the world’s leader in hosting. We deliver websites, web-based IT systems, and computing as a service. Our rapid growth is the result of our commitment to serving our customers, known as Fanatical Support®, and our exclusive focus on hosting. We have been successful in attracting and retaining thousands of customers and in growing our business at high rates. We aspire to maintain our service-centric focus in the future and will follow our vision to be considered one of the world’s great service companies. As of June 30, 2008, we served over 33,000 customers running on over 42,000 servers within our data centers in the United States, or U.S. and the United Kingdom, or U.K.

Our subscription-based business model generates almost all of our revenues on a recurring basis. Our customers pay us a recurring fee based on the size and complexity of the IT systems we manage and the level of service intensity we provide, pursuant to service agreements that typically provide for monthly payments. Recurring revenues include certain SLA and non-SLA credits (SLA stands for Service Level Agreements, which define our contractual commitments) and also include revenues related to customers who have cancelled their service. A minor portion of our revenues are non-recurring, which includes certain usage charges, set up fees, and professional services. Net revenues for the three months ended June 30, 2007 and 2008 were $84.0 million and $130.8 million, respectively. Net revenues for the six months ended June 30, 2007 and 2008 were $159.2 million and $250.4 million, respectively.

We sell our services to small and medium-sized businesses as well as large enterprises. During 2008, 27.1% of our net revenues were generated by our operations outside of the U.S., mainly from the U.K. We intend to continue to target international customers and plan to expand our activities in continental Europe and Asia. In 2008, no individual customer has accounted for greater than 1% of our net revenues.

Our revenue growth is primarily due to increased volume of services provided, both due to an increasing number of customers over time and due to incremental services rendered to existing customers. We analyze our growth performance through the increase in the number of new customers and the growth in our existing customers (growth in installed base). Our customers may upgrade or downgrade the services we provide to meet the changing demands of their businesses, or may terminate their service agreements. We use the metric growth in installed base to measure how fast our existing customer base is growing before we add any new customers. For the three months ended June 30, 2008, our average monthly growth in the installed base was 1.0% per month.

The growth in the installed base metric consists of net upgrades minus churn. Net upgrades measure the incremental monthly recurring revenues from customer upgrades and downgrades as a percentage of total monthly recurring revenues. Churn measures the reduction of monthly revenue as a percentage of total monthly recurring revenues due to customer terminations. Terminations typically result from customers who (i) no longer need hosting services, (ii) are unable to pay for hosting services, (iii) decide to provide their services in-house, or (iv) switch to another hosting provider.

We do not typically increase unit prices of our services. Our customers have strong expectations of unit prices being constant or slightly falling over time, reflecting the general belief that technology solutions become more cost-effective over time. While pricing pressure is observable mainly on the low end of our service offerings, we believe that our growth rates are a reflection of our ability to sell our services at competitive and reasonable price levels. We also believe that our strong service focus has contributed to our ability to maintain relatively stable price levels over time. Our pricing strategy follows two main principles: to set a price that enables us to recover the full cost of doing business and also allows us to compete successfully. Both of these principles have allowed us to grow at rates higher than the industry average, while being profitable on an overall company basis. We continually strive to improve our cost of providing service, which will continue to allow us to sell our services profitably at prices that are competitive.

As we grow our revenues and customer base, we incur incremental costs. When we acquire a new customer or increase our business with an existing customer, we generally require additional customer related hardware and software, which we deploy in our data centers. The placement in service of additional equipment also typically increases our power and bandwidth costs. As our customer base grows, we continue to expand our support organization to maintain our commitment to Fanatical Support. As of June 30, 2008, our total headcount was 2,422 and our operating expenses for the three months ended June 30, 2008 were $122.4 million. We expect to increase costs and personnel in most functional areas to meet the demands of our growing revenue base.

We also strive to align our investment in data center infrastructure with our revenue growth to keep utilization rates high. We measure our utilization rate as the power being consumed by all electrical equipment relative to the total available capacity in our data centers. We pursue a modular build-out strategy within our data centers that expands the operational footprint when needed. From time to time, we will be required to make significant investments in new data centers to support expected growth beyond our ability to build out additional modules in existing facilities.

Generally, our recurring revenue model and our just-in-time approach to resource allocation lead to relatively stable margins over time. However, funding needs may increase and margins will likely decrease in periods when we make large investments in our future. Such investments may be made in connection with data center and office expansion, as well as significant product and market development initiatives. We made such investments in 2007 and have continued to make similar investments in 2008.

Although we accept lower margins and higher cash flow deficits during periods of investments, we focus on customer level profitability, which we measure and manage on an on-going basis. A key requirement for our growth strategy is that incremental revenue we acquire is profitable and adds to stockholder value. We seek to avoid unprofitable contracts for the sake of growth, loss leader products, or retaining unprofitable customers with the hope of up-selling them later. Our disciplined go-to-market approach aims to engage in profitable customer relationships where we can observe returns on capital that are consistently above our internal hurdle rate and where our customers can expect to experience outstanding service at competitive and relatively stable price levels.

Our operations and financial results are exposed to certain risks and uncertainties that may impact our financial condition and results of operations. See the section entitled “Risk Factors” for further discussion of these risks.

Expanding and maintaining our talent base: We rely heavily on knowledgeable and experienced employees to provide a high level of service on a continuous basis in a complex technology-driven environment. This requires us to hire and retain professionals, many of whom may have employment opportunities elsewhere. We may have to adjust salary levels in the future to remain competitive in the market for talent which may increase our cost structure and may depress our margins.

Exposure to increasing energy costs: We have been exposed to the recent increases in energy costs (see the section entitled “Quantitative and Qualitative Disclosures about Market Risk”). For the six months ended June 30, 2008, we paid $5.7 million for electricity usage in our data centers, representing 2.3% of our net revenues. While most of our data centers operate in regulated energy markets, power cost increases are possible and we may not be able to impose those cost increases on our customers through higher unit prices, which could increase our operating costs and depress our margins.

Customer acquisition costs: Our installed base growth has reduced our need to spend marketing dollars to acquire new revenues. If the installed base growth declines, or if downgrades and customer terminations exceed upgrades, our sales and marketing expenses would increase on a relative basis in order to overcome lost revenue from downgrading and customer terminations. This would in turn increase our operating costs and decrease our margins.

Aligning infrastructure needs with revenues: We build out infrastructure such as data centers and office space to accommodate future revenue growth. While we try to minimize the amount of excess capacity, we do need to consider appropriate lead times for these build outs, which requires us to build capacity ahead of actual revenue growth. There is no guarantee as to if and when this future revenue growth will occur, which exposes us to costs related to excess capacity and associated margin reductions.

New markets and service offerings: We are expanding our geographic footprint and are in the process of developing new services. Those new ventures may not yield the returns that we expect and we may incur development costs beyond what we expect today. Delays or unexpected costs may depress margins temporarily or permanently.

Key Metrics

We carefully track several financial and operational metrics to monitor and control our growth, financial performance, and capacity. Our key metrics are structured around growth, profitability and capital efficiency, and infrastructure capacity, and utilization. The following data should be read in conjunction with the consolidated financial statements, the notes to the financial statements and other financial information included in this Quarterly Report on Form 10-Q.

	Three Months Ended				Six Months Ended
	June 30, 2007	June 30, 2008			June 30, 2007	June 30, 2008
Growth
Number of employees (Rackers) at period end	1,663	2,422			1,663	2,422
Number of customers at period end *	14,694	33,607			14,694	33,607
Number of servers deployed at period end	31,140	42,424			31,140	42,424

Net upgrades (monthly average)	2.6%	2.1%			2.6%	2.1%
Churn (monthly average)	-0.8%	-1.1%			-1.1%	-1.2%

Growth in Installed Base (monthly average)	1.8%	1.0%			1.5%	0.9%

Net revenues (in thousands)	$84,012	$130,829			$159,237	$250,442
Revenue growth (year over year)	61.5%	55.7%			62.9%	57.3%

Profitability
Operating income margin	9.3%	6.4%			9.4%	7.4%

Income from Operations (in thousands)	$7,843	$8,396			$15,033	$18,534
Effective Tax Rate	34.1%	37.9%			36.2%	39.1%

Net Operating Profit After Tax (NOPAT, in thousands) (1)	$5,169	$5,214			$9,591	$11,287
NOPAT margin	6.2%	4.0%			6.0%	4.5%

Capital efficiency and returns
Interest bearing debt (in thousands)	$43,670	$183,553			$43,670	$183,553
Shareholders’ equity (in thousands)	$81,299	$117,417			$81,299	$117,417

Capital (in thousands)	$124,969	$300,970			$124,969	$300,970
Average capital base (in thousands)	$114,302	$275,935			$106,139	$253,399
Capital turnover (annualized)	2.94	1.90			3.00	1.98

Return on Capital (annualized) (1)	18.1%	7.6%			18.1%	8.9%

Capital expenditures (in thousands)
Cash flows used in investing activities	$27,058	$40,273			$50,409	$87,521
Vendor financed equipment purchases	$10,152	$26,014			$16,374	$47,633

Total capital expenditures	$37,210	$66,287			$66,783	$135,154

Customer gear	$23,668	$27,347			$49,037	$54,906
Data center build outs	$4,320	$18,509			$5,122	$43,901
Office build outs	$1,052	$12,815			$1,221	$21,647
Capitalized software and other	$8,170	$7,616			$11,403	$14,700

Total capital expenditures	$37,210	$66,287			$66,783	$135,154

Infrastructure capacity and utilization
Technical square feet of data center space at period end	91,905	133,462	*	*	91,905	133,462	*	*
Annualized net revenue per average square foot	$3,656	$4,217			$3,465	$4,140
Utilization rate at period end	68.8%	59.1%			68.8%	59.1%

*	Includes 123 and 13,893 mail customers as of June 30, 2007 and 2008, and 13,376 customers as of March 31, 2008, respectively
**	Includes 18,713 square feet added in June 2008
(1)	See discussion and reconciliation of our Non-GAAP financial measure to the most comparable GAAP measure included within this document

Second Quarter Results and Recent Developments

We continued to execute on our growth strategy in the second quarter of 2008. Net revenues for the three months ended June 30, 2008 were $130.8 million, up 9.4% from the first quarter of 2008 and up 55.7% from the three months ended June 30, 2007. Our net revenues for the first six months of 2008 were $250.4 million, an increase of 57.3% relative to our net revenues for the first six months of 2007. Our installed base continued to provide a significant portion of our growth during the second quarter 2008, growing at an average rate of 1.0% per month.

As of June 30, 2008, we served 33,607 customers (includes 13,893 mail customers) running on 42,424 servers within our data centers in the U.S. and the U.K., an increase of 6.1% and 6.7% relative to the three months ended March 31, 2008, respectively. Both, net revenues per customer and net revenues per server increased during the second quarter.

Our costs increased in the second quarter as we grew our business. Significant highlights of our second quarter 2008 results compared to the first quarter 2008 were:

•

The number of employees (Rackers) grew from 2,254 as of March 31, 2008 to 2,422 as of June 30, 2008, an increase of 7.5%. Our total payroll, including share-based compensation expense, grew from $51.7 million for the first quarter 2008 to $56.6 million for the second quarter 2008, an increase of 9.5%. Share-based compensation grew from $2.8 million in the first quarter 2008 to $3.8 million in the second quarter 2008.

•	Cost of revenues grew 9.2% from $39.2 million in the first quarter 2008 to $42.8 million in the second quarter 2008.

•

We continued to increase our sales and marketing expenses from $17.6 million in the first quarter 2008 to $19.8 million in the second quarter 2008, an increase of 12.5%. Major drivers for this cost increase are salaries, wages and commissions (including stock-based compensation) and costs of marketing programs.

•

General and administrative expenses increased from $33.6 million in the first quarter 2008 to $38.1 million in the second quarter 2008, an increase of 13.4% as we prepared to become a public company, and as a result of our overall growth initiatives. Major drivers of the cost increase include salaries, benefits and other costs related to hiring (including share-based compensation, recruiting fees and relocation expenses), insurance costs and property taxes, and an increase in office rent due to new office space leased in the U.K.

•

Depreciation and amortization expenses increased from $19.1 million in the first quarter of 2008 to $21.6 million in the second quarter 2008, an increase of 13.1%. The majority of this increase was due to additions of computer hardware, software and leasehold improvements in connection with our growth.

•	The addition of 18,713 technical square feet in our new U.K. data center in June 2008, which will replace two existing collocation facilities in the U.K.

•	Interest expense increased from $1.3 million in the first quarter of 2008 to $1.8 million in the second quarter 2008 as a result of higher overall borrowings to fund our growth.

•

Income taxes decreased from $3.6 million in the first quarter of 2008 to $2.6 million in the second quarter 2008 due to lower income before income taxes and a decrease in our effective rate due to a higher percentage of our earnings being realized in countries where we have lower statutory rates.

Our adjusted EBITDA increased from $31.9 million in the first quarter 2008 to $33.8 million in the second quarter 2008, an increase of 5.9%. Operating income for the second quarter 2008 was $8.4 million, down 16.8% from $10.1 million in the first quarter 2008. Our net income decreased 22.2% from $5.4 million for the first quarter of 2008 to $4.2 million for the second quarter 2008.

Our cash flow from operating activities was $32.8 million for the second quarter of 2008. Our capital expenditures were $66.3 million, including $27.3 million for purchases of customer gear, $18.5 million for data center build outs, $12.8 million for office build outs, and $7.7 million for capitalized software and other expenditures. Of the $66.3 million in capital expenditures, $26.0 million were vendor financed equipment purchases.

At the end of the second quarter, we had $35.1 million in cash and cash equivalents. Our debt obligations totaled $183.6 million. Of those, $109.9 million were related to current and non-current debt, and $73.7 million were related to obligations under capital and finance method leases. As of June 30, 2008, we had access to an additional $146.8 million under our current credit facility.

In July 2008, we signed a lease for a data center in Hong Kong commencing August 1, 2008 as part of our expansion efforts into the Asia Pacific region. The expansion effort will represent an investment of at least $20.0 million when complete, inclusive of data center lease obligations and infrastructure, equipment and personnel expenses. The new data center will initially have approximately 9,500 gross square feet, of which approximately 6,500 is technical square feet. The data center is expandable to approximately 18,000 gross square feet, of which approximately 13,300 would be technical square feet.

On August 8, 2008, we successfully completed our initial public offering (IPO). We are listed on the New York Stock Exchange and are traded under the symbol RAX. Through this offering, the company received net proceeds of $144.9 million after deducting the underwriters discount and IPO expenses. We used $57.3 million of the net proceeds to reduce our outstanding borrowings on our credit facility to $50.0 million.

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital (ROC) as follows:

ROC =	Net Operating Profit After Tax (NOPAT)
Average Capital Base

NOPAT = Income from operations × (1 – Effective tax rate)

Average Capital Base = Average of (Interest bearing debt + stockholders’ equity) = Average of (Total assets – accounts payables and accrued expenses – deferred revenues – other non-current liabilities)

We believe that ROC is an important metric for investors in evaluating our company’s performance. ROC relates to after-tax operating profits with the capital that is placed into service. It is therefore a performance metric that incorporates both the Statement of Income and the Balance Sheet. ROC measures how successfully capital is deployed within a company.

Note that ROC is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP) and should not be considered a substitute for return on assets, which we consider to be the most directly comparable GAAP measure, and may not be comparable to similarly titled measures reported by other companies. See our ROC reconciliation to return on assets below.

ROC decreased from 18.1% for the six months ended June 30, 2007 to 8.9% for the six months ended June 30, 2008. This decrease was due to an increase in income from operations and a proportionately larger increase in the average capital base over the same time period. Included in the average capital base for the six months ended June 30, 2008 are capital expenditures related to our new corporate headquarter facilities and data centers that are in the process of being built out. Return on assets decreased from 11.3% to 5.4% for the six months ended June 30, 2007 and 2008, respectively. For the three months ended June 30, 2008, ROC was 7.6% and return on assets was 4.4%.

	Three Months Ended		Six Months Ended June 30,
(In thousands, except financial metrics)	June 30, 2007	June 30, 2008	2007	2008
Income from operations	$7,843	$8,396	$15,033	$18,534
Effective tax rate	34.1%	37.9%	36.2%	39.1%

Net operating profit after tax (NOPAT)	$5,169	$5,214	$9,591	$11,287

Net income	$4,812	$4,182	$8,984	$9,624

Average total assets	$172,399	$381,815	$159,260	$355,148
Less: Average accounts payable and accrued expenses	$(43,645)	$(76,494)	$(38,683)	$(73,358)
Less: Average deferred revenues (current and non-current)	$(11,691)	$(19,762)	$(11,101)	$(19,155)
Less: Average other non-current liabilities	$(2,761)	$(9,624)	$(3,337)	$(9,236)

Average capital base	$114,302	$275,935	$106,139	$253,399

Return on assets (Net income/Average total assets)	11.2%	4.4%	11.3%	5.4%
Return on invested capital (NOPAT/Average capital base)	18.1%	7.6%	18.1%	8.9%

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2008	2007	2008
Net revenues	$84,012	$130,829	$159,237	$250,442
Costs and expenses:
Cost of revenues	26,148	42,842	49,741	82,065
Sales and marketing	12,609	19,846	24,270	37,414
General and administrative	24,279	38,108	45,225	71,741
Depreciation and amortization	13,133	21,637	24,968	40,688

Total costs and expenses	76,169	122,433	144,204	231,908

Income from operations	7,843	8,396	15,033	18,534

Other income (expense):
Interest expense	(663)	(1,834)	(1,188)	(3,164)
Interest and other income	127	173	227	420

Total other income (expense)	(536)	(1,661)	(961)	(2,744)

Income before income taxes	7,307	6,735	14,072	15,790
Income taxes	2,495	2,553	5,088	6,166

Net Income	$4,812	$4,182	$8,984	$9,624

Consolidated Statements of Income, as a Percentage of Net Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(Percent of net revenues)	2007	2008	2007	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenues	31.1%	32.7%	31.2%	32.8%
Sales and marketing	15.0%	15.2%	15.2%	14.9%
General and administrative	28.9%	29.1%	28.4%	28.6%
Depreciation and amortization	15.6%	16.5%	15.7%	16.2%

Total costs and expenses	90.7%	93.6%	90.6%	92.6%

Income from operations	9.3%	6.4%	9.4%	7.4%

Other income (expense)
Interest expense	-0.8%	-1.4%	-0.7%	-1.3%
Interest and other income	0.2%	0.1%	0.1%	0.2%

Total other income (expense)	-0.6%	-1.3%	-0.6%	-1.1%

Income before income taxes	8.7%	5.1%	8.8%	6.3%
Income taxes	3.0%	2.0%	3.2%	2.5%

Net Income	5.7%	3.2%	5.6%	3.8%

Due to rounding, totals may not equal the sum of the line items in the table above.

Three months ended June 30, 2007 and June 30, 2008

Net Revenues

Our net revenues were $84.0 million for the three months ended June 30, 2007 and $130.8 million for the three months ended June 30, 2008, an increase of $46.8 million, or 55.7%. Our increase in net revenues was primarily due to increased volume of services provided, both due to an increase in the number of customers and incremental services rendered to existing customers. To a lesser extent revenue also increased from the acquisition of Webmail.us, Inc. in September 2007.

Recurring revenues

Our recurring revenues were $81.0 million for the three months ended June 30, 2007 and $125.8 million for the three months ended June 30, 2008, an increase of $44.8 million, or 55.3%. This increase was driven in part by revenue growth from our existing customers, and in part by the addition of new customers. For the three months ended June 30, 2008, our average monthly growth in the installed base was 1.0% per month. The increase in customers also includes the expansion of our email hosting services through the acquisition of Webmail.us, Inc. The revenue contribution of this acquisition for the three months ended June 30, 2008 was approximately $2 million.

Non-recurring revenues

Our non-recurring revenues increased from $3.0 million for the three months ended June 30, 2007 to $5.0 million for the three months ended June 30, 2008, an increase of 66.7%, primarily as a result of usage charges and set-up fees associated with the increase in the number of our customers.

Cost of Revenues

Our cost of revenues were $26.1 million for the three months ended June 30, 2007 and $42.8 million for the three months ended June 30, 2008, an increase of $16.7 million, or 64.0%. Of this increase, $7.3 million was attributable to an increase in salaries, benefits, and share-based compensation expense. Rackers employed to maintain our data center infrastructure and to provide Fanatical Support to our customers increased from 799 as of June 30, 2007 to 1,173 as of June 30, 2008. The cost increase was further attributable to an increase in license costs of approximately $4.2 million, an increase in data center costs of $3.5 million related to bandwidth, power, and rent, as well as maintenance and the replacement of IT equipment parts in the amount of $1.7 million.

Sales and Marketing Expenses

Our sales and marketing expenses were $12.6 million for the three months ended June 30, 2007 and $19.8 million for the three months ended June 30, 2008, an increase of $7.2 million, or 57.1%. Of this increase, $3.9 million was primarily attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. We expanded our sales and marketing departments from 275 employees as of June 30, 2007 to 419 as of June 30, 2008. An additional $3.3 million of this increase was primarily attributable to advertising, Internet-related marketing expenditures and partnership programs to support revenue growth for new and existing customers.

General and Administrative Expenses

Our general and administrative expenses were $24.3 million for the three months ended June 30, 2007 and $38.1 million for the three months ended June 30, 2008, an increase of $13.8 million, or 56.8%. Of this increase, $9.7 million was attributable to an increase in salaries, benefits, and share-based compensation expense. The number of general and administrative employees increased from 589 as of June 30, 2007 to 830 as of June 30, 2008. Our general overhead expenses increased approximately $4.1 million as a result of the increase in headcount, costs related to becoming a public company and our overall growth.

Depreciation and Amortization Expenses

Our depreciation and amortization expense was $13.1 million for the three months ended June 30, 2007 and $21.6 million for the three months ended June 30, 2008, an increase of $8.5 million, or 64.9%. This increase in depreciation expense was a direct result of an increase in property and equipment related to depreciable assets.

Other Income (Expense)

Our total other income (expense) was ($0.5) million for the three months ended June 30, 2007 and ($1.7) million for the three months ended June 30, 2008, an expense increase of $1.2 million.

Our interest expense was $0.7 million for the three months ended June 30, 2007 and $1.8 million for the three months ended June 30, 2008, an increase of $1.1 million. This relative increase was primarily due to the increased level of indebtedness. Interest expense was partially offset by interest income on our operating cash balances and other income. Interest and other income was $0.1 million for the three months ended June 30, 2007 and $0.2 million for the three months ended June 30, 2008.

Income Taxes

Our effective tax rate increased from 34.1% for the three months ended June 30, 2007 to 37.9% for the three months ended June 30, 2008, primarily as a result of the new Texas Margins Tax, which accounted for a significant portion of the effective tax rate above our federal statutory rate of 35%. The impact of the Texas Margins Tax was partially offset by a higher percentage of our earnings in 2008 being realized in countries where we have lower statutory rates.

Our effective rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Six months ended June 30, 2007 and 2008

Net Revenues

Our net revenues were $159.2 million for the six months ended June 30, 2007 and $250.4 million for the six months ended June 30, 2008, an increase of $91.2 million, or 57.3%. Our increase in net revenues was primarily due to increased volume of services provided, both due to an increasing number of customer accounts over time and due to incremental services rendered to existing customers.

Recurring revenues

Our recurring revenues were $153.4 million for the six months ended June 30, 2007 and $241.1 million for the six months ended June 30, 2008, an increase of $87.7 million, or 57.2%. This increase was driven in part by revenue growth from our existing customers and in part by the addition of new customers. For the six months ended June 30, 2008, our average monthly growth in the installed base was 0.9% per month. The increase in customers also includes the expansion of our email hosting services through the acquisition of Webmail.us, Inc. The revenue contribution of this acquisition on the six months ended June 30, 2008 was $3.8 million.

Non-recurring revenues

Our non-recurring revenue increased from $5.8 million for the six months ended June 30, 2007 to $9.3 million for the six months ended June 30, 2008, an increase of 60.3%, primarily as a result of usage charges and set-up fees associated with the increase in our customers.

Cost of Revenues

Our cost of revenues were $49.7 million for the six months ended June 30, 2007 and $82.1 million for the six months ended June 30, 2008, an increase of $32.4 million, or 65.2%. Of this increase, $14.8 million was attributable to an increase in salaries, benefits, and share-based compensation expense. Rackers employed to maintain our data center infrastructure and to provide Fanatical Support to our customers increased from 799 as of June 30, 2007 to 1,173 as of June 30, 2008. The cost increase was further attributable to an increase in license costs of approximately $7.6 million, an increase in data center costs of $5.7 million related to bandwidth, power, and rent, as well as maintenance and the replacement of IT equipment parts in the amount of $4.3 million.

Sales and Marketing Expenses

Our sales and marketing expenses were $24.3 million for the six months ended June 30, 2007 and $37.4 million for the six months ended June 30, 2008, an increase of $13.1 million, or 53.9%. Of this increase, $7.6 million was primarily attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. We expanded our sales and marketing departments from 275 employees as of June 30, 2007 to 419 as of June 30, 2008. An additional $5.5 million of this increase was primarily attributable to advertising, Internet-related marketing expenditures and partnership programs to support revenue growth for new and existing customer accounts.

General and Administrative Expenses

Our general and administrative expenses were $45.2 million for the six months ended June 30, 2007 and $71.7 million for the six months ended June 30, 2008, an increase of $26.5 million, or 58.6%. Of this increase, $20.4 million was attributable to an increase in salaries, benefits, and share-based compensation expense. The number of general and administrative employees increased from 589 as of June 30, 2007 to 830 as of June 30, 2008. Our general overhead expenses increased approximately $6.1 million as a result of the increase in headcount, costs related to becoming a public company and our overall growth.

Depreciation and Amortization Expenses

Our depreciation and amortization expense was $25.0 million for the six months ended June 30, 2007 and $40.7 million for the six months ended June 30, 2008, an increase of $15.7 million, or 62.8%. This increase in depreciation expense was a direct result of an increase in property and equipment related to depreciable assets.

Other Income (Expense)

Our total other income (expense) was ($1.0) million for the six months ended June 30, 2007 and ($2.7) million for the six months ended June 30, 2008, an expense increase of $1.7 million.

Our interest expense was $1.2 million for the six months ended June 30, 2007 and $3.2 million for the six months ended June 30, 2008, an increase of $2.0 million. This relative increase was primarily due to the increased level of indebtedness. Interest expense was partially offset by interest income on our operating cash balances and other income. Interest and other income was $0.2 million for the six months ended June 30, 2007 and $0.4 million for the six months ended June 30, 2008.

Income Taxes

Our effective tax rate increased from 36.2% for the six months ended June 30, 2007 to 39.1% for the six months ended June 30, 2008, primarily as a result of the new Texas Margins Tax, which accounted for a significant portion of the effective tax rate above our federal statutory rate of 35%. The impact of the Texas Margins was partially offset by a higher percentage of our earnings in 2008 being realized in countries where we have lower statutory rates.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2007	2008
Cash Flow provided by operations	$56,553	$69,004
Cash Flow used in investing activities	$(50,409)	$(87,521)
Cash Flow provided by financing activities	$7,921	$28,686
Acquisition of property and equipment by capital and finance method leases and notes payable	$16,374	$47,633

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the extent to which we incur non-cash charges, and our working capital management.

Net cash provided by operating activities was $56.6 million for the six months ended June 30, 2007, compared to $69.0 million for the six months ended June 30, 2008, an increase of $12.4 million, or 21.9%. Net revenues increased from $159.2 million for the six months ended June 30, 2007 to $250.4 million for the six months ended June 30, 2008, and net income increased from $9.0 million for the six months ended June 30, 2007 to $9.6 million for the six months ended June 30, 2008. The reduction in net income margin from 5.6% to 3.8% was related to the cost increases due to the continued growth of our business, significant investments in personnel, systems, and infrastructure and due to increased interest expense related to higher levels of indebtedness. For the six months ended June 30, 2007, we incurred depreciation and amortization charges in the amount of $25.0 million, compared to $40.7 million for the six months ended June 30, 2008. The increase in depreciation and amortization was due to the acquisition of servers and networking gear, and computer software. We further incurred non-cash compensation expense in the amount of $1.4 million for the six months ended June 30, 2007 and $6.7 million for the six months ended June 30, 2008. The increase was mainly due to share-based compensation from stock option grants with respect to a broad grant and grants to several strategic hires, and increased fair values for granted stock options.

With respect to certain assets and liabilities, changes in accounts receivables used $5.0 million in cash for the six months ended June 30, 2007, compared to $1.6 million for the six months ended June 30, 2008. Changes in accounts payable and accrued expenses provided $25.1 million in cash for the six months ended June 30, 2007, compared to providing $11.1 million for the six months ended June 30, 2008. Increases in accounts payables and accrued expenses were due to increased operating expenses and favorable terms for services received and assets acquired.

Investing Activities

Net cash used in investing activities was primarily expenditures for growth capital. Our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment, and leasehold improvements to support our operations.

Our net cash used in investing activities was $50.4 million for the six months ended June 30, 2007, compared to $87.5 million for the six months ended June 30, 2008, an increase of $37.1 million, or 73.6%. Purchases of property and equipment to support our revenue growth increased from $50.6 million for the six months ended June 30, 2007 to $65.1 million for the six months ended June 30, 2008. Purchases related to the renovation and build out of our new headquarters facilities amounted to $22.6 million for the six months ended June 30, 2008. We further acquired property and equipment by capital leases and notes payable in the amounts of $16.4 million for the six months ended June 30, 2007 and $47.6 million for the six months ended June 30, 2008.

Financing Activities

Net cash provided by financing activities was $7.9 million for the six months ended June 30, 2007 compared to $28.7 million for the six months ended June 30, 2008, an increase of $20.8 million, or 263.3%. This increase was due primarily to advances from our revolving line of credit in the amounts of $14.1 million for the six months ended June 30, 2007, compared to $40.0 million for the six months ended June 30, 2008, partially offset by principal payments related to capital leases and notes payable in the amounts of $6.2 million for the six months ended June 30, 2007, and $17.1 million for the six months ended June 30, 2008. We also received $1.8 million in proceeds from the issuance of common stock and the exercise of stock options during the first six months of 2008.

In August 2008, we completed our IPO and received net proceeds of $144.9 million after deducting the underwriters discount and IPO expenses. We used $57.3 million of the net proceeds to reduce our outstanding borrowings on our credit facility to $50.0 million.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of June 30, 2008:

(In thousands)	Total	2008	2009-2010	2011-2012	2013 and Beyond
Capital and finance method leases (1)	$79,185	$36,311	$40,150	$2,724	$—
Operating leases (2)	68,731	6,256	22,340	16,991	23,144
Purchase commitments (2)	6,554	1,889	4,534	131	—
Revolving credit facility (3) (4)	97,301	—	—	97,301	—
Software and equipment notes (3)	12,640	3,117	8,578	945	—

Total contractual obligations	$264,411	$47,573	$75,602	$118,092	$23,144

(1)	Represents principal only.
(2)	Represents off-balance sheet arrangements.
(3)	Represents principal and interest.
(4)	Revolving credit facility liability was decreased to $50.0 million in August 2008.

Leases

Capital and finance method leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for office space and data center facilities.

Purchase commitments

Our purchase commitments are primarily related to bandwidth for our data centers.

Revolving Credit Facility

We entered into our credit facility in March 2007. In February 2008, we amended the credit facility and increased the committed amount from $200.0 million to $245.0 million. As of June 30, 2008, we had $97.3 million of revolving loans outstanding and a $0.9 million letter of credit outstanding under the credit facility, and $146.8 million available.

In December 2007, we entered into an interest rate swap agreement converting a portion of our interest rate exposure from a floating rate basis to a fixed rate of 4.135% per annum. The interest rate swap agreement has a notional amount of $50.0 million and matures in 2010. In August 2008, we used a portion of the net proceeds from our IPO to reduce our outstanding borrowings on our credit facility to $50.0 million.

Software and Equipment Notes

We finance certain software and equipment from third-party vendors. The terms of these arrangements are generally one to five years.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or any other entity defined as such within Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. These entities are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions by us, our employees, agents or representatives. To date, there have been no claims against us or our customers pertaining to such indemnification provisions and no amounts have been recorded.

These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:

•	Revenue recognition;

•	Valuation of accounts receivable and service credits;

•	Property, equipment and other long lived assets;

•	Goodwill and intangible assets;

•	Contingencies;

•	Share-based compensation;

•	Software development.

A description of our critical accounting policies that involve significant management judgments appears in our Registration Statement filed on Form S-1 filed with the SEC on August 5, 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 effective the first quarter of 2008. FASB Staff Position No. FSP 157-2 delayed the effective date of SFAS 157 to periods beginning after November 15, 2008 for non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements. We do not expect FSP 157-2 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51. SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141(R) and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our results of operations and financial position.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for periods beginning on or after December 15, 2008. We do not expect this statement will have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for periods beginning on or after January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Power Prices. We are a large consumer of power. During the first six months of 2008, we paid approximately $5.7 million to utility companies to power our data centers. Because we anticipate further revenue growth for the foreseeable future, we will consume even more power in the future. Power costs vary by geography and the source of power generation and they further exhibit substantial seasonal fluctuations. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs usually increase during the summer months and, as a result, we evaluate each year whether we want to enter into a fixed price contract for that period.

Interest Rates. Our main credit facility is a revolving line of credit with pricing determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving line of credit. As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure. As a result, we are exposed to interest rate risk on the un-hedged portion of our borrowings, which was $47.3 million as of June 30, 2008. For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million. We have chosen a structure to ensure that those hedges qualify for hedge accounting according to SFAS 133. The un-hedged portion was subsequently paid in August 2008, from the net proceeds from our initial public offering.

Foreign Currencies. The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency, such as the Euro. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that this exposure was immaterial for the six months ended June 30, 2008. To date, we have not entered into any hedging contracts, although we may do so in the future. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009.

During an evaluation performed as of December 31, 2007, we and our independent registered accounting firm identified material weaknesses in our internal controls. The material weaknesses related to the communication of significant non-routine transactions to our accounting department and to proper cutoff of expenditures at period end. Specifically, our policies and procedures did not adequately address the financial reporting risks associated with providing those responsible for accounting for significant non-routine transactions the necessary information, and the lack of effective controls to ensure that expenditures were properly accrued for at the end of each period.

After the identification of the material weaknesses, we implemented a remediation plan during the first six months of 2008 to address the weaknesses. As part of this remediation plan, we established polices and procedures that provide for complete and timely reporting of significant non-routine transactions, which included the establishment of a disclosure committee consisting of our senior management team and key finance and accounting personnel.

In addition we made certain personnel changes and established additional controls to address the material weakness related to the proper cutoff of expenditures at end of each period. We have evaluated the overall effectiveness of our remediation plan and concluded that the material weaknesses have been remediated as of June 30, 2008.

Except for the implementation of our remediation plan, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. Except as described below, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

In June 2008, we received a demand from a former consultant to the company for a 1% interest in our stock in the form of options or warrants, or the cash equivalent thereof, for compensation for services he was engaged to perform for the company. We do not believe that the consultant is entitled to any additional compensation from us and intend to vigorously defend any such claim or demand, and in response filed a complaint against the consultant with the District Court of Bexar County, Texas alleging that the consultant committed an intentional tort against the company by wrongfully attempting to extort payments from the company. We have subsequently withdrawn our lawsuit and have commenced settlement discussions with the former consultant. Management does not expect the results of any of these proceedings to have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A.	Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business and Industry

If we are unable to manage our growth effectively our financial results could suffer and our stock price could decline.

The rapid growth of our business and our service offerings has strained our operating and financial resources. Further, we intend to continue to expand our overall business, customer base, headcount, and operations. We have acquired a 1.2 million square foot facility in the San Antonio, Texas area to house our corporate operations and potentially a data center facility. We also intend to expand our data center capacity and expand our operations internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our operating and financial system capabilities and controls. If our information systems are unable to support the demands placed on them by our rapid growth, we may be forced to implement new systems which would be disruptive to our business. We may be unable to manage our expenses effectively in the future due to the expenses associated with these expansions, which may negatively impact our gross margins or operating expenses. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies, and lost revenue opportunities, which may materially and adversely affect our operating results.

If we overestimate our data center capacity requirements, our operating margins and profitability could be adversely affected.

The costs of construction, leasing, and maintenance of our data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements. Due to the lead time in expanding existing data centers or building new data centers, we are required to estimate demand for our services as far as two years into the future. We currently plan to substantially increase our infrastructure through the expansion and addition of data centers in the U.S. and internationally. In contrast to our data centers that we have established to date, which were acquired relatively inexpensively as distressed assets of third parties, our current expansion plans may require us to pay full market rates for our new data center facilities. If we overestimate the demand for our services and therefore overbuild our data center capacity, our operating margins could be materially reduced, which would materially impair our profitability.

If we underestimate our data center capacity requirements, our financial results and services could be impaired.

If we underestimate our data center capacity requirements, we may not be able to service any expanding needs of our existing customers, or we may be required to limit new customer acquisition while we work to increase data center capacity to satisfy demand, either of which may materially impair our revenue growth.

Our physical infrastructure is concentrated in very few facilities, and any failure in our physical infrastructure or services could lead to significant costs and disruptions and could reduce our revenues, harm our business reputation and have a material adverse effect on our financial results.

Our network and power supplies and data centers are subject to various points of failure, and a problem with our generators, UPS, or Uninterruptible Power Supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for some or all of our customers or equipment damage. We currently manage eight data centers: four in the United States of America, or U.S. and three in the United Kingdom, or U.K., and one in Hong Kong. Because our hosting services do not require geographic proximity of our data centers to our customers, our hosting infrastructure is consolidated into a few large facilities. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. While data backup services are included in our hosting services, the majority of our customers do not elect to pay the additional fees required to store their backup data offsite in a separate facility. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of vast amounts of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

•	Human error or accidents (such as an airplane crash into one of our facilities, some of which are located near major airports);

•	Power loss;

•	Equipment failure;

•	Internet connectivity downtime;

•	Improper building maintenance by the landlords of the buildings in which our facilities are located;

•	Physical or electronic security breaches;

•	Fire, earthquake, hurricane, tornado, flood, and other natural disasters;

•	Water damage;

•	Terrorism;

•	Sabotage and vandalism; and

•	Failure by us or our vendors to provide adequate service to our equipment.

Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

We have experienced interruptions in service in the past, due to such things as power outages, power equipment failures, cooling equipment failures, routing problems, hard drive failures, database corruption, system failures, software failures, and other computer failures. During the fourth quarter of 2007, our data center operations in Grapevine, Texas were impaired for several hours due to separate incidents of simultaneous system failures. The system failures included the loss of our utility delivery systems which were damaged by two separate vehicle-related accidents as well as problems with certain redundant power and cooling systems in the data center. These system failures resulted in downtime for a substantial portion of the servers located in the facility. As a result of this downtime, we extended approximately $3.4 million in credits to our customers and may have suffered damage to our reputation with our customers. While we have not experienced larger than normal customer attrition following these events, the extent of any damage to our reputation is difficult to assess. Although we are taking certain steps to avoid this situation in the future through upgrades to our cooling equipment and other infrastructure, service interruptions due to equipment failures, natural disasters, accidents, or otherwise could still materially impact our business.

Any future interruptions could:

•	Cause our customers to seek damages for losses incurred;

•	Require us to replace existing equipment or add redundant facilities;

•	Damage our reputation as a reliable provider of hosting services;

•	Cause existing customers to cancel or elect to not renew their contracts; or

•	Make it more difficult for us to attract new customers.

Any of these events could materially increase our expenses or reduce our revenues, which would have a material adverse effect on our operating results.

Customers with mission-critical applications could potentially expose us to lawsuits for their lost profits or damages, which could impair our financial condition.

Because our hosting services are critical to many of our customers’ businesses, any significant disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although we typically require our customers to sign agreements that contain provisions attempting to limit our liability for service outages, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption or other Internet site or application problems that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition.

If we do not prevent security breaches, we may be exposed to lawsuits, lose customers, suffer harm to our reputation, and incur additional costs.

We rely on third-party suppliers to protect our equipment and hardware against breaches in security and cannot be certain that they will provide adequate security. The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks as well as the processing and storage of confidential customer information. Unauthorized access, computer viruses, accidents, employee error or malfeasance, fraudulent service plan orders, intentional misconduct by computer “hackers”, and other disruptions can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties and leading to interruptions, delays or cessation of service to our customers. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, so we may be unable to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Although we typically require our customers to sign agreements that contain provisions attempting to limit our liability for security breaches, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a security breach that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition.

Terrorist activity throughout the world and military action to counter terrorism could adversely impact our operating results.

Terrorist attacks and other acts of violence, as well as governments’ responses to such activities, may have an adverse effect on business, financial, and general economic conditions internationally. Terrorist activities may disrupt our ability to provide our services or may increase our costs due to the need to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital, and the operation and maintenance of our facilities. We may not have adequate property and liability insurance to cover catastrophic events or attacks brought on by terrorist attacks and other acts of violence. In addition, we depend heavily on the physical infrastructure, particularly as it relates to power, that exists in the markets in which we operate. Any damage to such infrastructure in these markets where we operate may materially and adversely affect our operating results.

We rely on third-party hardware that may be difficult to replace or could cause errors or failures of our service, which could adversely affect our operating results or harm our reputation.

We rely on hardware acquired from third parties in order to offer our services. This hardware may not continue to be available on commercially reasonable terms in quantities sufficient to meet our business needs, which could adversely affect our ability to generate revenue. Any errors or defects in third-party hardware could result in errors or a failure of our service, which could harm our reputation and operating results. Indemnification from hardware providers, if any, would likely be insufficient to cover any damage to our business or our customers resulting from such hardware failure.

We rely on third-party software that may be difficult to replace or which could cause errors or failures of our service that could lead to lost customers or harm to our reputation.

We rely on software licensed from third parties to offer our services. This software may not continue to be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our service which could harm our operating results by adversely affecting our revenues or operating costs.

We provide service level commitments to our customers, which could require us to issue credits for future services if the stated service levels are not met for a given period and could significantly harm our revenue and our reputation.

Our customer agreements provide that we maintain certain service level commitments to our customers relating primarily to network uptime, critical infrastructure availability, and hardware replacement. If we are unable to meet the stated service level commitments, we may be contractually obligated to provide these customers with credits for future services. As a result, a failure to deliver services for a relatively short duration could cause us to issue these credits to a large number of affected customers. In addition, we cannot assure you that our customers will accept these credits in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. Because of the loss of future revenues through these credits, potential customer loss and other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our customers.

If we are unable to maintain a high level of customer service, customer satisfaction and demand for our services could suffer.

We believe that our future revenue growth depends on our ability to provide customers with quality service that not only meets our stated commitments, but meets and then exceeds customer service expectations. If we are unable to provide customers with quality customer support in a variety of areas, we could face customer dissatisfaction, decreased overall demand for our services, and loss of revenue. In addition, our inability to meet customer service expectations may damage our reputation and could consequently limit our ability to retain existing customers and attract new customers, which would adversely affect our ability to generate revenue and negatively impact our operating results.

We may not be able to continue to add new customers and increase sales to our existing customers, which could adversely affect our operating results.

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited and we may be unable to sustain growth in our customer base, for a number of reasons, such as:

•	Our inability to market our services in a cost-effective manner to new customers;

•	The inability of our customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;

•	Our inability to successfully communicate to businesses the benefits of hosting;

•	The decision of businesses to host their Internet sites and web infrastructure internally or in colocation facilities as an alternative to the use of our hosting services;

•	Our inability to penetrate international markets;

•	Our inability to expand our sales to existing customers;

•	Our inability to strengthen awareness of our brand; and

•	Reliability, quality or compatibility problems with our services.

A substantial amount of our past revenue growth was derived from purchases of service upgrades by existing customers. Our costs associated with increasing revenue from existing customers are generally lower than costs associated with generating revenue from new customers. Therefore, a reduction in the rate of revenue increase from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins.

Any failure by us to continue attracting new customers or grow our revenue from existing customers could have a material adverse effect on our operating results.

Our existing customers could elect to reduce or terminate the services they purchase from us because we do not have long-term contracts with our customers, which could adversely affect our operating results.

Our customer contracts for our services typically have initial terms of one to two years, which unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire. Moreover, our customers could cancel their service agreements before they expire. Our costs associated with maintaining revenue from existing customers are generally much lower than costs associated with generating revenue from new customers. Therefore, a reduction in revenue from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue to retain our existing customers could have a material adverse effect on our operating results.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our operating results may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. If our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future operating results. In addition, being a public traded company may create disparities in personal wealth among our employees, which may adversely impact relations among employees and our corporate culture.

If we fail to hire and retain qualified employees and management personnel, our growth strategy and our operating results could be harmed.

Our growth strategy depends on our ability to identify, hire, train, and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, specifically in the San Antonio, Texas area, where we are headquartered and a majority of our employees are located, and we compete with other companies for this limited pool of potential employees. There is no assurance that we will be able to recruit or retain qualified personnel, and this failure could cause our operations and financial results to be negatively impacted.

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, especially Graham Weston, our Chairman, and A. Lanham Napier, our President and Chief Executive Officer. We do not have employment agreements with, or maintain key man insurance on, any members of our management team, including Messrs. Weston and Napier.

Our business is affected by changes in the state of the general economy, and a slowdown or downturn in the general economy could disproportionately affect the demand for our services.

Our customers include a range of organizations whose success is intrinsically linked to the health of the economy generally. As a result, fluctuations, disruptions, instability or downturns in the general economy could disproportionately affect demand for our services. For example, such fluctuations, disruptions, instability or downturns may cause our customers to do the following:

•	Cancel or reduce planned expenditures for our services;

•	Seek to lower their costs by renegotiating their contracts with us;

•	Move their hosting services in-house; or

•	Switch to lower-priced solutions provided by our competitors.

If such conditions occur and persist, our business and financial results could be materially adversely affected.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our operating results may fluctuate due to a variety of factors, including many of the risks described in this section, which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our operating results for any prior periods as an indication of our future operating performance. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given relatively fixed operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower than expected levels of revenue will be difficult and take time. Consequently, if our revenue does not meet projected levels, our operating expenses would be high relative to our revenue, which would negatively affect our operating performance.

If our revenue or operating results do not meet or exceed the expectations of investors or securities analysts, the price of our common stock may decline.

Increased energy costs, power outages, and limited availability of electrical resources may adversely affect our operating results.

Our data centers are susceptible to increased regional, national or international costs of power and to electrical power outages. Our customer contracts do not allow us to pass on any increased costs of energy to our customers, which could harm our business. Further, power requirements at our data centers are increasing as a result of the increasing power demands of today’s servers. Increases in our power costs could harm our operating results and financial condition.

Since we rely on third parties to provide our data centers with power sufficient to meet our needs, our data centers could have a limited or inadequate amount of electrical resources necessary to meet our customer requirements. We attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely. Any system downtime resulting from insufficient power resources or power outages could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

Increased Internet bandwidth costs and network failures may adversely affect our operating results.

Our success depends in part upon the capacity, reliability, and performance of our network infrastructure, including the capacity leased from our Internet bandwidth suppliers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. Some of these providers are also our competitors. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced and expect to continue to experience interruptions or delays in network service. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

As our customers’ usage of telecommunications capacity increases, we will need to make additional investments in our capacity to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along the increased costs to our customers.

We may not be able to renew the leases on our existing facilities on terms acceptable to us, if at all, which could adversely affect our operating results.

We do not own the facilities occupied by our current data centers, but occupy them pursuant to commercial leasing arrangements. The initial terms of our existing data center leases expire over a period ranging from 2008 to 2027, with each having at least one renewal period of five years, except for our Hong Kong lease, which has two three-year renewal periods. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

Even if we are able to renew the leases on our existing data centers, we expect that rental rates, which will be determined based on then-prevailing market rates with respect to the renewal option periods and which will be determined by negotiation with the landlord after the renewal option periods, will be higher than rates we currently pay under our existing lease agreements. If we fail to increase revenue in our existing data centers by amounts sufficient to offset any increases in rental rates for these facilities, our operating results may be materially and adversely affected.

We could be required to repay substantial amounts of money to certain state and local governments if we lose tax exemptions or grants previously awarded to us, which could adversely affect our operating results.

On August 3, 2007, we entered into a lease for approximately 67 acres of land and a 1.2 million square foot facility in Windcrest, Texas, which is in the San Antonio, Texas area, to house our corporate headquarters and potentially a future data center operation.

In connection with this lease, we also entered into a Master Economic Incentives Agreement with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate employee base requirement of 4,500 jobs by December 31, 2012. In addition, the agreement requires that the median compensation of those employees be no less than $51,000 per year. In exchange for meeting these employment obligations, the parties agreed to enter into the lease structure, pursuant to which, as a lessee of the Windcrest Economic Development Corporation, we will not be subject to most of the property taxes associated with the property for a 14 year period. If we fail to meet these job creation requirements, we could lose a portion or all of the tax benefit being provided during the 14-year period by having to pay “PILOT” payments to the City of Windcrest. The amount of the PILOT payment would be calculated based on the amount of taxes that would have been owed for that period if the property were not exempt, and then such amount would be adjusted pursuant to certain factors, such as the percentage of employment achieved compared to the stated requirements.

Further, we entered into an agreement with the State of Texas under which we could receive up to $22.0 million in state enterprise fund grants in four installments on the condition that we meet certain employment levels each year, with a requirement that we ultimately create at least 4,000 new jobs in the State of Texas paying an average compensation of at least $56,000 per year (subject to a 2% per year increase commencing in 2009) by December 31, 2012. We must sustain these jobs through December 31, 2018. To the extent we fail to meet these requirements, we would be required to repay all or a portion of the grants plus interest.

The loss of any anticipated tax benefits or grants described above or the repayment of the grant funds from the State of Texas could have a material adverse effect on our liquidity or results of operations.

We have significant debt obligations that include restrictive covenants limiting our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness and adversely affect our financial position and operating results.

As of June 30, 2008, outstanding indebtedness under our credit facility totaled approximately $97.3 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owing under our credit facility. As of December 31, 2007, we were not in compliance with the fixed charge coverage ratio covenant. However, we received a waiver from the financial institution in April 2008, and, as of June 30, 2008, we are in compliance with the covenants.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, which totaled approximately $74 million as of June 30, 2008. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

We may require additional capital and may not be able to secure additional financing on favorable terms to meet our future capital needs, which could adversely affect our financial position and result in stockholder dilution.

In order to fund future growth, we will be dependent on significant capital expenditures. We may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we are unable to raise additional funds, we may not be able to pursue our growth strategy and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, any debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We are exposed to commodity and market price risks that have the potential to substantially influence our profitability and liquidity.

We are a large consumer of power. During the six months ended June 30, 2008, we paid approximately $5.7 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically risen with general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. Since power cost increases usually occur during the summer months, we annually evaluate the advisability of entering into fixed price utilities contracts for the summer months. If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk.

The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. However, some of our customers are currently invoiced in currencies other than the applicable functional currency, such as the Euro. As a result, we may incur foreign currency losses based on changes in exchange rates between the date of the invoice and the date of collection. In addition, large changes in foreign exchange rates relative to our functional currencies could increase the costs of our services to non-U.S. customers relative to local competitors, thereby causing us to lose existing or potential customers to these local competitors. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Further, as we grow our international operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any hedging contracts, although we may do so in the future.

If we are unable to adapt to evolving technologies and customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may suffer.

Our market is characterized by rapidly changing technology, evolving industry standards, and frequent new product announcements, all of which impact the way in which hosting services are marketed and delivered. These characteristics are magnified by the continued rapid growth of the Internet and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features, and reliability of our services and modifying our business strategies accordingly. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. For example, our data center infrastructure could require improvements due to the development of new systems to deliver power to or eliminate heat from the servers we house or as a result of the development of new server technologies that require levels of critical load and heat removal that our facilities are not designed to provide. We may not be able to timely adapt to changing technologies, if at all. Our ability to sustain and grow our business would suffer if we fail to respond to these changes in a timely and cost-effective manner.

New technologies or industry standards have the potential to replace or provide lower cost alternatives to our hosting services. Additionally, the adoption of such new technologies or industry standards could render our services obsolete or unmarketable. We cannot guarantee that we will be able to identify the emergence of these new service alternatives successfully and modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes.

Our failure to provide services to compete with new technologies or the obsolescence of our services could lead us to lose current and potential customers or could cause us to incur substantial costs, which would harm our operating results and financial condition.

We may not be able to compete successfully against current and future competitors.

The market for hosting services is highly competitive. We expect that we will face additional competition from our existing competitors as well as new market entrants in the future.

Our current and potential competitors vary by size and service offerings and by geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

•	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, SAVVIS, Switch & Data, and telecommunications companies;

•	IT outsourcing providers such as CSC, EDS, and IBM; and

•	Hosting providers such as AT&T, Pipex, SAVVIS, Terremark, The Planet, and Verio.

Further, we expect to face competition from new market entrants such as Microsoft, Google, and Amazon, which have already, or are expected to, offer hosting services.

The primary competitive factors in our market are: customer service and technical expertise; security reliability and functionality; reputation and brand recognition; financial strength; breadth of services offered; and price.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition, and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	Develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

•	Adapt to new or emerging technologies and changes in customer requirements more quickly;

•	Bundle hosting services with other services they provide at reduced prices;

•	Take advantage of acquisition and other opportunities more readily;

•	Adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services; and

•	Devote greater resources to the research and development of their products and services.

We may be accused of infringing the proprietary rights of others, which could subject us to costly and time-consuming litigation and require us to discontinue services that infringe the rights of others.

There may be intellectual property rights held by others, including issued or pending patents, trademarks, and service marks, that cover significant aspects of our technologies, branding or business methods, including technologies and intellectual property we have licensed from third parties. Companies in the technology industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These or other parties could claim that we have misappropriated or misused intellectual property rights and any such intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert the attention of our technical and management personnel. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe. For any intellectual property rights claim against us or our customers, we may have to pay damages, indemnify our customers against damages or stop using technology or intellectual property found to be in violation of a third party’s rights. We may be unable to replace those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms or at all. Licensing replacement technologies and intellectual property may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology and intellectual property, which could require significant effort, time, and expense.

Our use of open source software could impose limitations on our ability to provide our services, which could adversely affect our financial condition and operating results.

We utilize open source software, including Linux-based software, in providing a substantial portion of our services. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to offer our services. Additionally, the use and distribution of open source software can lead to greater risks than the use of third-party commercial software, as open source software does not come with warranties or other contractual protections regarding infringement claims or the quality of the code. From time to time parties have asserted claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes their intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights with respect to what we believe to be open source software. In such event, we could be required to seek licenses from third parties in order to continue using such software or offering certain of our services or to discontinue the use of such software or the sale of our affected services in the event we could not obtain such licenses, any of which could adversely affect our business, operating results and financial condition. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under some of the open source licenses, be required to release the source code of our proprietary software.

We may not be successful in protecting and enforcing our intellectual property rights, which could adversely affect our financial condition and operating results.

We primarily rely on copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies, although to date we have not registered for copyright protection. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We also currently have one patent issued and no patent applications pending in the U.S. Our patent may be contested, circumvented, found unenforceable or invalidated, and therefore, we cannot predict with certainty the effect of having this patent.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe our intellectual property. Moreover, we may be unable to prevent competitors from acquiring trademarks or service marks and other proprietary rights that are similar to, infringe upon, or diminish the value of our trademarks and service marks and our other proprietary rights. Enforcement of our intellectual property rights also depends on successful legal actions against infringers and parties who misappropriate our proprietary information and trade secrets, but these actions may not be successful, even when our rights have been infringed.

In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our technology and information without authorization. Policing unauthorized use of our proprietary technologies and other intellectual property and our services is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and harm our business, financial condition, and results of operations.

We may be liable for the material that content providers distribute over our network and we may have to terminate customers that provide content that is determined to be illegal, which could adversely affect our operating results.

The law relating to the liability of private network operators for information carried on, stored on, or disseminated through their networks is still unsettled in many jurisdictions. We have been and expect to continue to be subject to legal claims relating to the content disseminated on our network, including claims under the Digital Millennium Copyright Act and other similar legislation. In addition, there are other potential customer activities, such as online gambling and pornography, where we, in our role as a hosting provider, may be held liable as an aidor or abettor of our customers. If we need to take costly measures to reduce our exposure to these risks, terminate customer relationships and the associated revenue or defend ourselves against such claims, our financial results could be negatively affected.

Government regulation of data networks is largely unsettled, and depending on its evolution, may adversely affect our operating results.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. Future regulatory, judicial, and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. National regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain any necessary licenses or negotiate interconnection agreements, which could negatively impact our ability to expand in these markets or increase our operating costs in these markets.

Our ability to operate and expand our business is susceptible to risks associated with international sales and operations.

We anticipate that, for the foreseeable future, a significant portion of our revenues will continue to be derived from sources outside of the U.S. A key element of our growth strategy is to further expand our customer base internationally and successfully operate data centers in foreign markets. We have limited experience operating in foreign jurisdictions and expect to rapidly grow our international operations. Managing a global organization is difficult, time consuming, and expensive. Our inexperience in operating our business globally increases the risk that international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include:

•	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	Lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	Difficulties in managing and staffing international operations;

•	Fluctuations in currency exchange rates;

•	Potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added tax systems, and restrictions on the repatriation of earnings;

•	Dependence on certain third parties, including channel partners with whom we do not have extensive experience;

•	The burdens of complying with a wide variety of foreign laws and legal standards;

•	Increased financial accounting and reporting burdens and complexities;

•	Political, social, and economic instability abroad, terrorist attacks and security concerns in general; and

•	Reduced or varied protection for intellectual property rights in some countries.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

We may make future acquisitions, which may divert our management’s attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business.

Although we have no current agreements or commitments for any material acquisitions, if appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	The difficulty of assimilating the operations and personnel of the combined companies;

•	The risk that we may not be able to integrate the acquired services or technologies with our current services, products, and technologies;

•	The potential disruption of our ongoing business;

•	The diversion of management attention from our existing business;

•	The inability of management to maximize our financial and strategic position through the successful integration of the acquired businesses;

•	Difficulty in maintaining controls, procedures, and policies;

•	The impairment of relationships with employees, suppliers, and customers as a result of any integration;

•	The loss of an acquired base of customers and accompanying revenue; and

•	The assumption of leased facilities, other long-term commitments or liabilities that could have a material adverse impact on our profitability and cash flow.

As a result of these potential problems and risks, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipated. In addition, there can be no assurance that any potential transaction will be successfully identified and completed or that, if completed, the acquired business or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.

We may encounter difficulties in the implementation of our new billing system, which could adversely affect our operating results.

We intend to convert our billing system to a new third party billing software during 2008. The successful implementation of this new billing software will require the migration of large amounts of customer data and the implementation of new billing processes. This implementation may ultimately prove to be costly and time-consuming, which could harm our results of operations. Additionally, the migration of customer and billing data to a new billing system may result in the loss of, or inaccuracies in, customer data that could cause us to issue inaccurate invoices to our customers, which could harm our reputation. Unforeseen difficulties in the implementation of this billing system could hinder our ability to generate customer invoices, which could lead to longer customer payment cycles, which could materially affect our cash flows.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In order to respond to additional regulations applicable to public companies, such as Section 404 of the Sarbanes-Oxley Act, we have recently hired a number of finance and accounting personnel. We use independent contractors to fill certain positions and provide certain accounting functions. In the future, we may be required to hire additional full-time accounting employees to fill these and other related finance and accounting positions. Some of these positions require candidates with public company experience, and we may be unable to locate and hire such individuals as quickly as needed, if at all. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands resulting from being a public company, the quality and timeliness of our financial reporting may suffer and we could experience internal control weaknesses. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results, and financial condition.

We are in the process of evaluating our system of internal controls and may not be able to demonstrate that we can accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors assessing the effectiveness of such internal controls.

In January 2008, in connection with the audit of our consolidated financial statements, we determined that we had material weaknesses relating to communication of significant transactions to our accounting department and for proper accrual of expenditures (cutoff). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The material weakness related to expenditure cutoffs resulted in the recording of audit adjustments for 2007. The remedial actions that we have taken will be subject to continued management review, supported by testing and validation, as well as audit committee oversight. While we believe we have appropriately remediated these material weaknesses, we cannot assure you that these or other material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future, which could impair our ability to report our financial position, results of operations or cash flows in an accurate or timely manner.

Both we and our independent auditors will be testing our internal controls in connection with the audit of our financial statements for the year ending December 31, 2008, and as part of that documentation and testing, identifying areas for further attention and improvement. If we fail to demonstrate that we have effective internal controls, or if we fail to maintain proper and effective internal controls on a going forward basis, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results and our ability to operate our business, which could reduce the trading price of our stock.

Changes to financial accounting standards or practices may affect our reported financial results and cause us to change our business practices.

We prepare our financial statements to conform with GAAP. These accounting principles are subject to interpretation by the SEC and various other bodies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R), which became effective for fiscal periods beginning after June 15, 2005 and requires that employee share-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS 123(R), our operating results in 2006 and 2007 reflect share-based compensation expenses that are reflected in prior periods using a different methodology, making it more difficult for investors to evaluate our 2006 and 2007 operating results relative to prior periods.

Risks Related to the Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. As of August 8, 2008, the date of our initial public offering (IPO), we had 116,578,983 shares of common stock outstanding of which 99,071,574 shares, or approximately 85.0% of our outstanding shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future. Generally, 180 days after the date of the IPO due to lock-up agreements between certain of the holders of these shares and the underwriters or to contractual arrangements between the other holders of these shares and us, subject to a potential extension under certain circumstances.

The issuance of additional stock in connection with acquisitions, our stock option plans, or otherwise will dilute all other stockholdings.

We have a large number of shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. Any issuance of shares in connection with our acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by our then existing stockholders.

Your ability to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock.

Our directors and executive officers and their affiliates beneficially owned as of August 8, 2008, in the aggregate, approximately 40.2% of our outstanding common stock after giving effect to our initial public offering that closed on August 13, 2008 and excluding any shares purchased by directors, executive officers, and their affiliates in the offering. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. Although our directors and executive officers are not currently party to any agreements or understandings to act together on matters submitted for stockholder approval, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors deemed undesirable by our board of directors that our stockholders might consider favorable. Some of these provisions:

•

Authorize the issuance of blank check preferred stock which can be created and issued by our board of directors without prior stockholder approval, with voting, liquidation, dividend, and other rights senior to those of our common stock;

•	Provide for a classified board of directors, with each director serving a staggered three-year term;

•	Prohibit our stockholders from filling board vacancies or increasing the size of our board, calling special stockholder meetings or taking action by written consent;

•	Provide for the removal of a director only with cause and by the affirmative vote of the holders of a majority of the shares then entitled to vote at an election of our directors; and

•	Require advance written notice of stockholder proposals and director nominations.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From April 1, 2008 through June 30, 2008, we granted to our employees and consultants options to purchase an aggregate of 382,750 shares of our common stock under our 2007 Long-Term Incentive Plan at prices ranging from $10.30 to $14.00 per share for an aggregate purchase price of $4,854,050.00.

From April 1, 2008 through June 30, 2008, our employees and consultants exercised options to purchase 277,250 shares of our common stock pursuant to options issued under our 1999 Assumed Stock Option Plan at prices ranging from $0.35 to $ 0.67 per share for an aggregate purchase price of $149,882.00.

From April 1, 2008 through June 30, 2008, we sold and issued to our employees and consultants an aggregate of 286,250 shares of our common stock pursuant to option exercises under our 2003 Stock Option Plan at prices ranging from $1.20 to $1.25 per share for an aggregate purchase price of $344,937.50.

From April 1, 2008 through June 30, 2008, we sold and issued to our employees and consultants an aggregate of 52,000 shares of our common stock pursuant to option exercises under our 2005 Non-Qualified Stock Option Plan at prices ranging from $2.50 to $5.82 per share for an aggregate purchase price of $183,625.00.

From April 1, 2008 through June 30, 2008, we sold and issued to our employees and consultants an aggregate of 14,980 shares of our common stock pursuant to option exercises under the Webmail.us, Inc. 2004 Stock Incentive Plan at a price of $1.70 per share for an aggregate purchase price of $25,406.08.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and option agreements issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds from Public Offering of Common Stock

On August 7, 2008, our registration statement was declared effective for our IPO, pursuant to which we registered the offering and sale of an aggregate of 17,250,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $12.50 per share for an aggregate offering price of $215.6 million. The offering, which closed on August 13, 2008, did not terminate until after the sale by us of 12,700,000 of the shares registered under the Registration Statement for an aggregate offering price of $158.8 million and the sale by the selling stockholders of 2,300,000 of the shares registered under the Registration Statement for an offering price of $28.8 million. The managing underwriters were Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The over-allotment was not exercised by the underwriters.

As a result of the offering, we received net proceeds of approximately $144.9 million, after deducting underwriting discounts and commissions of $11.1 million and additional offering-related expenses of approximately $2.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In August 2008, we used $57.3 million of the net proceeds to repay outstanding balances under our revolving line of credit. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth initiatives domestically and internationally, and for potential acquisitions. However, we do not have agreements or commitments for any material acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote Of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rackspace Hosting, Inc.

Date: September 10, 2008	/s/ Bruce R. Knooihuizen
Bruce R. Knooihuizen
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)