Form 10-Q
period 2008-09-30
RACKSPACE HOSTING, INC.
filed 2008-11-10
CIK 1107694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On November 5, 2008, 116,826,844 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

INDEX

Part I – Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008 (unaudited)	1
	Unaudited Consolidated Statements of Income for the Three Months Ended September 30, 2007 and 2008, and the Nine Months Ended September 30, 2007 and 2008	2
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2008	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	30

Part II – Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Securities Holders	44
Item 5.	Other Information	45
Item 6.	Exhibits	46

Signatures		47

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2007	September 30, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,937	$260,318
Accounts receivable, net of allowance for doubtful accounts and customer credits of $2,841 as of December 31, 2007, and $2,501 as of September 30, 2008	25,449	27,777
Prepaid expenses and other current assets	7,757	22,532

Total current assets	58,143	310,627
Property and equipment, net	227,055	354,308
Goodwill	3,574	3,518
Intangible assets, net	5,812	8,614
Other non-current assets	7,229	8,144

Total assets	$301,813	$685,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$67,087	$81,740
Current portion of deferred revenue	13,540	15,727
Current portion of obligations under capital and finance method leases	25,198	36,409
Current portion of debt	2,902	6,690

Total current liabilities	108,727	140,566
Non-current deferred revenue	4,402	4,328
Non-current obligations under capital and finance method leases	23,312	49,471
Non-current debt	60,039	205,363
Other non-current liabilities	8,460	16,475

Total liabilities	204,940	416,203

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value per share (aggregate involuntary liquidation preference: $13,412) 50,000,000 shares authorized, 1,214,837 issued and outstanding as of December 31, 2007, and zero shares issued and outstanding as of September 30, 2008	1	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 101,211,223 shares issued and 101,128,518 shares outstanding as of December 31, 2007, 116,898,775 shares issued and 116,816,070 shares outstanding as of September 30, 2008	101	117
Treasury stock, at cost: 82,705 common shares held	(126)	(126)
Additional paid-in capital	40,082	201,731
Accumulated other comprehensive income (loss)	513	(3,875)
Retained earnings	56,302	71,161

Total stockholders’ equity	96,873	269,008

Total liabilities and stockholders’ equity	$301,813	$685,211

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2008	2007	2008
Net revenues	$96,097	$138,354	255,334	$388,796
Costs and expenses:
Cost of revenues	30,555	45,499	80,296	127,564
Sales and marketing	14,222	21,462	38,492	58,876
General and administrative	26,277	38,729	71,502	110,470
Depreciation and amortization	14,047	23,174	39,015	63,862

Total costs and expenses	85,101	128,864	229,305	360,772

Income from operations	10,996	9,490	26,029	28,024

Other income (expense):
Interest expense	(1,000)	(1,912)	(2,188)	(5,076)
Interest and other income (expense)	273	(144)	500	276

Total other income (expense)	(727)	(2,056)	(1,688)	(4,800)

Income before income taxes	10,269	7,434	24,341	23,224
Income taxes	3,978	2,199	9,066	8,365

Net income	$6,291	$5,235	$15,275	$14,859

Net income per share
Basic	$0.06	$0.05	$0.15	$0.14

Diluted	$0.06	$0.04	$0.14	$0.13

Weighted average number of shares outstanding
Basic	101,100	111,231	101,052	105,698

Diluted	106,261	118,724	106,168	112,796

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2007	2008
Cash Flows From Operating Activities

Net income	$15,275	$14,859
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	39,015	63,862
Loss on disposal and impairment of equipment, net	1,892	2,277
Provision for bad debts and customer credits	2,540	2,340
Deferred income taxes	(1,729)	(351)
Share-based compensation expense	2,664	10,873
Other noncash compensation expense	156	212
Excess tax benefits from share-based compensation arrangements	(234)	(3,212)
Changes in certain assets and liabilities
Accounts receivable	(8,369)	(5,446)
Prepaid expenses and other current assets	(2,455)	(3,808)
Accounts payable and accrued expenses	23,889	17,942
Deferred revenue	3,326	2,114
Other non-current assets	(5,080)	(727)
Other non-current liabilities	(388)	1,278

Net cash provided by operating activities	70,502	102,213
Cash Flows From Investing Activities
Purchases of property and equipment, net	(109,552)	(132,849)
Acquisition of Webmail.us, Inc., net of cash acquired	(338)	—

Net cash used in investing activities	(109,890)	(132,849)
Cash Flows From Financing Activities
Principal payments of capital and finance method leases	(9,639)	(22,881)
Principal payments of notes payable	(1,259)	(5,521)
Borrowings on line of credit	61,146	200,000
Payments on line of credit	—	(57,301)
Payments for debt issuance costs	(277)	(158)
Proceeds from sale leaseback transactions	4,791	1,543
Receipt of Texas Enterprise Fund Grant	5,000	—
Proceeds from issuance of common stock at IPO net of offering expenses of $13,555	—	145,195
Proceeds from issuance of common stock, net	—	548
Exercise of warrants	—	278
Proceeds from exercise of stock options	153	1,964
Excess tax benefits from share-based compensation arrangements	234	3,212

Net cash provided by financing activities	60,149	266,879
Effect of exchange rate changes on cash and cash equivalents	296	(862)

Increase in cash and cash equivalents	21,057	235,381
Cash and cash equivalents, beginning of period	8,374	24,937

Cash and cash equivalents, end of period	$29,431	$260,318

Supplemental cash flow information:
Acquisition of property and equipment by capital and finance method leases	$32,948	$58,708
Acquisition of property and equipment by notes payable	1,157	11,934

Vendor financed equipment purchases	$34,105	$70,642
Cash payments for interest, net of amount capitalized	$1,585	$5,676
Cash payments for income taxes	10,598	6,075

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

Nature of Operations

As used in this report, the terms “Rackspace”, “Rackspace Hosting”, “we”, “our company”, “the company”, “us,” or “our” refer to Rackspace Hosting, Inc. and its subsidiaries. Rackspace Hosting, Inc., through its operating subsidiaries, is a provider of hosting solutions. We provide IT as a service, managing web-based IT systems for small and medium-sized businesses as well as large enterprises. We focus on providing a service experience for our customers, which we call Fanatical Support®.

Rackspace Hosting, Inc. was incorporated in Delaware on March 7, 2000. However, our operations began in 1998 as a limited partnership which became our subsidiary through a corporate reorganization completed on August 21, 2001.

We operate consolidated subsidiaries which include, among others, Rackspace US, Inc., our domestic operating entity, and Rackspace Limited, our United Kingdom (U.K.) operating entity.

In September 2007, we acquired Webmail.us., Inc., an email hosting business, which we rebranded as Mailtrust. Accordingly, its operating results have been included in our consolidated financial statements since the date of acquisition.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of our wholly owned subsidiaries located in the United States of America (U.S.), the U.K., the Netherlands, and Hong Kong. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements at September 30, 2008, and for the three and nine months ended September 30, 2007 and 2008, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2008, our results of operations for the three and nine months ended September 30, 2007 and 2008, and our cash flows for the nine months ended September 30, 2007 and 2008.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2007 included in our amended Registration Statement on Form S-1 (File No. 333-150469) filed with the Securities and Exchange Commission on August 5, 2008 (Registration Statement). The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008, or for any other interim period, or for any other future year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of stock options, contingencies, and income taxes, among others. We base our estimates on historical experience and on other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engaged third party valuation consultants to assist management in the purchase price allocation of significant acquisitions and valuations of our common stock price, which affected transactions recorded in our consolidated financial statements prior to Rackspace being a public company.

Initial Public Offering

In August 2008, we completed our initial public offering (IPO), issuing 12.7 million shares of common stock at an IPO price of $12.50 per share. As a result of the offering we received $144.6 million in net proceeds, after deducting underwriting discounts and commissions of $11.1 million and additional offering-related expenses of approximately $3.1 million.

In conjunction with the IPO, all outstanding warrants were exercised, resulting in an issuance of 268,750 shares of common stock, having a weighted average exercise price of $1.034 per share. We received proceeds of $278 thousand from the exercise of these warrants. Also, all shares of our outstanding preferred stock were automatically converted to shares of common stock as a result of the IPO.

Significant changes to certain of our equity accounts as a result of the IPO are included in the following table:

(In thousands except share data)	Preferred Stock		Common Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2007	1,214,837	$1	101,211,223	$101	$40,082
Issuance of common stock
Exercise of stock options			1,427,334	2	5,177
Issuance of common stock to board of directors			16,631	—	212
Exercise of warrants			268,750	—	278
Issuance of common stock in IPO			12,700,000	13	144,561
Sale of common stock for cash			60,000	—	548

Total issuance of common stock			14,472,715	15	150,776
Conversion of preferred shares to common stock	(1,214,837)	(1)	1,214,837	1
Share-based compensation expense					10,873

Balance at September 30, 2008	—	$—	116,898,775	$117	$201,731

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereof as of December 31, 2007 included in our Registration Statement.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We are required to adopt SFAS 157 effective at the beginning of 2008. FASB Staff Position No. FSP 157-2 delayed the effective date of SFAS 157 to periods beginning after November 15, 2008 for non-financial assets and liabilities. We are evaluating the impact this statement will have on our consolidated financial position, results of operations, or cash flows for our fiscal year 2009.

The FASB issued SDP 157-d, Determining Fair Value of a Financial Assets in a Market that is not Active, effective for periods ending on September 30, 2008. This statement did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51. SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141(R) and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are evaluating the impact these statements will have on our consolidated financial position, results of operations, or cash flows for our fiscal year 2009.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for periods beginning on or after December 15, 2008. We do not expect this statement will have a material impact on our consolidated financial position, results of operations, or cash flows for our fiscal year 2009.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for periods beginning on or after January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial position, results of operations or cash flows for our fiscal year 2009.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2008	2007	2008
Calculation of basic and diluted net income per share

Basic net income per share:
Net income	$6,291	$5,235	$15,275	$14,859
Weighted average shares outstanding:
Common	99,885	110,729	99,837	104,722
Preferred stock	1,215	502	1,215	976

Number of shares used in per share computations	101,100	111,231	101,052	105,698

Earnings per share	$0.06	$0.05	$0.15	$0.14

Diluted net income per share:
Net income	$6,291	$5,235	$15,275	$14,859
Weighted average shares outstanding:
Common	99,885	110,729	99,837	104,722
Stock options	4,940	7,391	4,898	6,900
Preferred stock	1,215	502	1,215	976
Stock warrants	221	102	218	198

Number of shares used in per share computations	106,261	118,724	106,168	112,796

Earnings per share	$0.06	$0.04	$0.14	$0.13

We excluded 4.6 million and 4.9 million potential common shares from the computation of dilutive earnings per share for the three months ended September 30, 2007 and 2008, respectively, and 4.8 million and 5.7 million potential shares for the nine months ended September 30, 2007 and 2008, respectively, because the effect would have been anti-dilutive.

As a result of our IPO in August 2008, all outstanding warrants were exercised, resulting in an issuance of 268,750 shares of common stock, and all shares of our outstanding preferred stock were automatically converted to shares of common stock.

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2007	September 30, 2008
Cash deposits	$24,937	$24,897
Money market funds	—	235,421

Cash and cash equivalents	$24,937	$260,318

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. We actively monitor the third-party depository institutions that hold our deposits. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or are not insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no material loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Our money market mutual funds invest exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies. We began purchasing these securities during the quarter ending September 30, 2008. There were no unrealized gains and losses recorded at September 30, 2008. Realized gains and losses are included in interest and other income in our accompanying consolidated statements of income.

5. Fair Value Measurements

We adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS No. 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-tier fair value of hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

In accordance with SFAS 157, we measure our financial instruments at fair value. Our money market funds are classified within Level 1. This is because our money market funds are valued using quoted market prices. Our interest rate swap is classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The carrying values of cash deposits, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values due to the short maturity of these financial instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2008
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds	$235,421	$—	$—	$235,421

Liabilities:
Interest rate swap agreement	$—	$858	$—	$858

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

(In thousands)	December 31, 2007	September 30, 2008
Prepaid expenses	$4,657	$6,565
Inventory	—	1,905
Income tax receivable	—	10,837
Current deferred taxes	2,448	2,569
Other current assets	652	656

Prepaid expenses and other current assets	$7,757	$22,532

7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2007	September 30, 2008
Computers, software and equipment	1-5 years	$256,128	$341,078
Furniture and fixtures	7 years	10,938	12,771
Buildings and leasehold improvements	2-30 years	24,136	67,718
Land	—	13,860	13,860

Property and equipment, at cost		305,062	435,427
Less accumulated depreciation and amortization		(120,516)	(174,611)
Work in process		42,509	93,492

Property and equipment, net		$227,055	$354,308

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $13.7 million and $21.8 million for the three months ended September 30, 2007 and 2008, respectively, and $37.9 million and $61.0 million for the nine months ended September 30, 2007 and 2008, respectively.

At December 31, 2007, the work in process balance consisted of $19.0 million for office build outs, $17.2 million for datacenter build outs, and $6.3 million for internal projects. At September 30, 2008, the work in process balance consisted of $39.5 million for office build outs, $40.8 million for datacenter build outs, and $13.2 million for internal projects.

Capitalized interest was $0.4 million and $0.5 million for the three months ended September 30, 2007 and 2008, respectively, and $0.4 million and $1.7 million for the nine months ended September 30, 2007 and 2008, respectively.

The unamortized balance of computer software costs on our consolidated balance sheets were $8.7 million and $15.7 million as of December 31, 2007 and September 30, 2008, respectively. Amortization expense for capitalized computer software costs were $0.6 million and $1.5 million for the three months ended September 30, 2007 and 2008, respectively, and $4.2 million and $4.8 million for the nine months ended September 30, 2007 and 2008, respectively. Included in 2007 amortization expense is the discontinuation of the use of certain software that was placed into service in August 2005. The decision to retire the software was made in January 2007, and it was retired in May 2007 resulting in accelerated amortization of $2.0 million.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2007	September 30, 2008
Trade payables	$30,510	$29,033
Accrued compensation and benefits	13,704	16,283
Foreign income taxes payable	—	1,690
Vendor accruals	17,786	24,724
Other	5,087	10,010

Accounts payable and accrued expenses	$67,087	$81,740

9. Debt

Debt outstanding consisted of:

(In thousands)	December 31, 2007	September 30, 2008
Revolving credit facility	$57,301	$200,000
Notes payable	5,640	12,053

Total debt	62,941	212,053
Less current portion of debt	(2,902)	(6,690)

Total non-current debt	$60,039	$205,363

Revolving Credit Facility

In February 2008, our revolving credit facility was amended, increasing our lenders’ aggregate commitment to $245.0 million and changing the definition of the minimum fixed charge coverage ratio. We incurred one time fees of $0.4 million associated with the preparation of the amended facility that were capitalized. The remaining terms of the agreement remained the same. We are required to pay a facility fee of 0.2% per annum on the full amount committed under revolving credit facility and a quarterly administrative fee.

In August 2008, we repaid $57.3 million with proceeds we received from our IPO, reducing our borrowings on the credit facility to $50.0 million. In September 2008, as a result of the uncertain economic conditions in the credit and banking markets, we borrowed $150.0 million under our credit facility. As of September 30, 2008, the amount outstanding under the facility was $200.0 million, with an outstanding letter of credit of $0.8 million, leaving $44.2 million available for future borrowings.

Our average borrowing under the facility was $80.2 million for the nine months ended September 30, 2008. In the same period, the revolving credit facility accrued interest at an average rate of 4.1%.

The credit facility has financial and non financial covenants. Financial covenants under our facility include a minimum fixed charge coverage ratio of at least 1.25 to 1.00 until the three months ended December 31, 2009 and 1.50 to 1.00 for every quarter thereafter and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. As of September 30, 2008, we were in compliance with all of the covenants under our facility.

Interest Rate Swap

We use cash flow hedges to limit our exposure that may result from the variability of floating interest rates. Effective December 10, 2007, we entered into an interest rate swap agreement with a notional amount of $50.0 million to hedge a portion of our outstanding floating-rate debt. This swap converts floating rate interest based on the London Interbank Offered Rate, or LIBOR, into fixed-rate interest as part of the arrangement with our primary lender and expires in December 2010.

We are required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, receive variable interest payments based on 1-month LIBOR. The margin spread as of September 30, 2008 was 1.3% resulting in an effective fixed rate of 5.435%. The net receipts or payments from the swap are recorded as interest expense. The swap is designated and qualifies as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the swap is accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We are utilizing the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective for the period ended December 31, 2007 and the nine months ended September 30, 2008. There was no hedge ineffectiveness recognized in earnings for the period ended December 31, 2007 and the nine months ended September 30, 2008. If the hedge becomes ineffective, certain terms of the revolving line of credit change, the revolving line of credit is extinguished, or if the swap is terminated prior to maturity, the fair value of the swap and subsequent changes in fair value may be recognized in the accompanying consolidated statements of income.

The fair value of the swap was estimated based on the yield curve as of December 31, 2007 and September 30, 2008, and represents its carrying value. As of December 31, 2007 and September 30, 2008, the interest rate swap balance in accumulated other comprehensive income was an unrealized after-tax loss of $322 thousand and $542 thousand, respectively. We recorded a $77 thousand after-tax loss for the three months ended September 30, 2008, and a $220 thousand after-tax loss for the nine months ended September 30, 2008 related to the changes in the fair value of the interest rate swap. No amounts were recorded for the nine months ended September 30, 2007 as the swap was executed in December 2007.

Notes Payable

We have entered into various financing arrangements with multiple equipment and software vendors. As of September 30, 2008, the total amount financed under these relationships was $12.1 million with various terms extending to May 2012, and stated rates ranging from 0.0% to 6.0%. For arrangements with below market interest rates, we impute an interest charge based on our average borrowing rate. The weighted average effective interest rate of the various arrangements with third party vendors was 4.7% as of September 30, 2008.

10. Other Non-Current Liabilities

Other non-current liabilities consisted of:

(In thousands)	December 31, 2007	September 30, 2008
Texas Enterprise Fund Grant	$5,000	$5,000
Non-current deferred income taxes	197	7,793
Other	3,263	3,682

Other non-current liabilities	$8,460	$16,475

11. Commitments and Contingencies

Legal Proceedings

We are party to various legal proceedings which we consider routine and incidental to our business. On October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston, was filed in the 37th District Court in Bexar County Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We do not expect the results of this claim or any other current proceeding to have a material adverse effect on our business, results of operations or financial condition.

Contingent Liability

We recorded a $2.1 million expense in the fourth quarter of 2007 as cost of revenues related to an unresolved contractual issue with a vendor. We have recorded a loss contingency liability with respect to this matter in accordance with SFAS 5, Accounting for Contingencies. Due to the uncertainty regarding the interpretation of certain contractual terms, it is possible the ultimate loss may exceed the amount currently accrued.

12. Share-Based Compensation

We maintain the 1999 Assumed Stock Option Plan, the 2003 Stock Option Plan, the 2005 Non-Qualified Stock Option Plan, the Amended and Restated 2007 Long-Term Incentive Plan, and the Webmail.us, Inc. 2004 Stock Incentive Plan, which we assumed through an acquisition, collectively referred to as the Stock Plans. As of September 30, 2008, the total number of shares authorized under the Stock Plans was 37.3 million shares, of which approximately 6.0 million shares were available for future grants. Options are priced to be at least 100% of our common stock’s fair value at the date of grant. Other than those issued under the 1999 Assumed Stock Plan, options have been generally granted for a term of ten years. Options granted under the Stock Plans generally vest either ratably over a three to four year service period, at the end of three years, or based on performance milestones. Stock options issued under the 1999 Assumed Stock Option Plan have seven year terms. Stock options issued under the Webmail.us Inc. assumed plan generally have ten year terms and vest 25% the first year and ratably over an additional three year period on a monthly basis.

As part of the Mailtrust acquisition, we issued 353,805 shares of common stock to certain Mailtrust employees under the terms and conditions of a repurchase agreement. During the third quarter of 2008, 25% of these shares were no longer subject to the repurchase agreement and became fully vested.

The following table summarizes the activity under our Stock Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	16,811,955	$3.12	7.35	$73,351

Granted	5,705,698	$9.96
Exercised	(1,427,334)	$1.30
Canceled	(974,975)	$6.43

Outstanding at September 30, 2008	20,115,344	$5.02	7.53	$98,891

Vested and exercisable at September 30, 2008	7,996,659	$2.22	5.75	$60,398

Vested and exercisable at September 30, 2008 and expected to vest thereafter	17,741,275	$4.68	7.34	$92,884

The total pre-tax intrinsic value of the stock options exercised during the nine months ended September 30, 2008 was $12.4 million. The weighted average fair value of stock options issued was $7.96 for the nine months ended September 30, 2008 using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Expected stock volatility	65%	60% - 61%	65%	60% - 65%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.27% - 4.91%	3.30% - 3.45%	4.27% - 5.04%	2.71% - 3.45%
Expected life	6.25 years	6.25 - 6.5 years	6.25 years	6.25 - 6.5 years

As of September 30, 2008, there was $37.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Plans that is expected to be recognized using the straight line method over a weighted average period of 2.4 years. Based on the assumptions, including the estimated forfeiture rates, our estimate of share-based compensation expense for options outstanding as of September 30, 2008 will be $4.1 million for the remainder of 2008, and $15.3 million, $13.8 million, $3.6 million, and $0.5 million for the years ended 2009, 2010, 2011, and 2012, respectively.

Share-based compensation expense was recognized in the consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2008	2007	2008
Cost of revenues	$186	$819	$241	$1,788
Sales and marketing	163	612	333	1,546
General and administrative	1,079	2,886	2,090	7,539

Pre-tax share-based compensation	1,428	4,317	2,664	10,873
Less: Income tax benefit	(546)	(1,356)	(992)	(3,916)

Total share-based compensation expense, net of tax	$882	$2,961	$1,672	$6,957

13. Income Taxes

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

We currently file income tax returns in the U.S. and in certain foreign jurisdictions, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2005 through 2007, and to certain foreign income tax examinations for the years 2001 through 2006. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect likely outcomes.

We recognize interest expense and penalties related to income tax matters in interest and penalties expense within other income (expense) on our consolidated statements of income and not as income tax expense. As of September 30, 2008, we did not have accrued interest and penalties. For the nine months ended September 30, 2007 and 2008 interest and penalties recorded were not significant.

14. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
(In thousands)	2007	2008	2007	2008
Net income	$6,291	$5,235	$15,275	$14,859
Derivative instrument, net of deferred taxes of $0 and $64 for the three months ended September 30, 2007 and 2008, and $0 and $142 for the nine months ended September 30, 2007 and 2008.	—	(77)	—	(220)
Foreign currency cumulative translation adjustment	805	(4,160)	1,015	(4,168)

Total other comprehensive income (loss)	805	(4,237)	1,015	(4,388)

Total comprehensive income	$7,096	$998	$16,290	$10,471

The changes in accumulated other comprehensive income (loss) for the three and nine months ending September 30, 2008 were as follows:

(In thousands)	Three months ended September 30, 2008	Nine months ended September 30, 2008
Balance at beginning of period	$362	$513
Changes in fair value of derivative instrument	(77)	(220)
Foreign currency translation adjustment	(4,160)	(4,168)

Balance at September 30, 2008	$(3,875)	$(3,875)

15. Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment, which we describe as Hosting. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by geographic region, for purposes of evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. As a result, we consider ourselves to be a single reporting segment and operating unit structure. Revenues are attributed by geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or outside U.S., primarily the U.K. Our primary assets are also located in the U.S. and the U.K.

Total net revenues by geographic region were as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
(In thousands)	2007	2008	2007	2008
United States	$71,682	$102,551	$191,855	$285,155
Outside United States	24,415	35,803	63,479	103,641

Total net revenues	$96,097	$138,354	$255,334	$388,796

Long-lived assets were as follows:

(In thousands)	December 31, 2007	September 30, 2008
United States	$176,663	$273,254
Outside United States	50,392	81,054

Total property and equipment, net	$227,055	$354,308

16. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $114 thousand and $166 thousand of rent expense on our consolidated statements of income for the three months ended September 30, 2007 and 2008, respectively, and $327 thousand and $443 thousand for the nine months ended September 30, 2007 and 2008, respectively. Additional related party transactions are described in the notes to the consolidated financial statements included in the Registration Statement.

17. Subsequent Events

In October 2008, we completed the acquisition of Jungle Disk, Inc., a company specializing in cloud storage. Also in October 2008, we completed the acquisition of Slicehost LLC, a company specializing in cloud hosting. The purchase price of the combined acquisitions was approximately $11.5 million payable in cash and stock, with the potential for up to $16.5 million in additional payouts of cash and stock based on certain earnout provisions.

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

Overview

Rackspace Hosting is the world’s leader in hosting. We deliver websites, web-based IT systems, and computing as a service. Our rapid growth is the result of our commitment to serving our customers, known as Fanatical Support®, and our exclusive focus on hosting. We have been successful in attracting and retaining thousands of customers and in growing our business at high rates. We aspire to maintain our service-centric focus in the future and will follow our vision to be considered one of the world’s great service companies. As of September 30, 2008, we served over 36,000 customers running on over 45,000 servers within our data centers in the United States, or U.S., the United Kingdom, or U.K., and Hong Kong, or H.K.

Our subscription-based business model generates almost all of our revenues on a recurring basis. Our customers pay us a recurring fee based on the size and complexity of the IT systems we manage and the level of service intensity we provide, pursuant to service agreements that typically provide for monthly payments. Recurring revenues are reduced by credits issued to customers, primarily for service interruptions, and also include revenues related to customers who have cancelled their service. A minor portion of our revenues are non-recurring, which includes certain usage charges, set up fees, and professional services. Net revenues for the three months ended September 30, 2007 and 2008 were $96.1 million and $138.4 million, respectively, an increase of 44.0%. Net revenues for the nine months ended September 30, 2007 and 2008 were $255.3 million and $388.8 million, respectively, an increase of 52.3%.

We sell our services to small and medium-sized businesses as well as large enterprises. During 2008, 26.7% of our net revenues were generated by our operations outside of the U.S., mainly from the U.K. We intend to continue to target international customers and plan to expand our activities in continental Europe and Asia. In 2008, no individual customer has accounted for greater than 1% of our net revenues.

Our revenue growth is primarily due to increased volume of services provided, both due to an increasing number of customers and due to incremental services rendered to existing customers. We analyze our growth performance through the increase in the number of new customers and the growth in our existing customers (growth in installed base). Our customers may upgrade or downgrade the services we provide to meet the changing demands of their businesses, or may terminate their service agreements. We use the metric “growth in installed base” to measure how fast our existing customer base is growing before we add any new customers. For the three months ended September 30, 2008, our average monthly growth in installed base was 0.6% per month.

The growth in installed base metric consists of net upgrades minus churn. Net upgrades measure the incremental monthly recurring revenues from customer upgrades less downgrades as a percentage of total monthly recurring revenues. Churn measures the reduction of monthly revenue as a percentage of total monthly recurring revenues due to customer terminations. Terminations typically result from customers who (i) no longer need hosting services, (ii) are unable to pay for hosting services, (iii) decide to provide their services in-house, or (iv) switch to another hosting provider.

We do not typically increase unit prices of our services. Our customers have strong expectations of unit prices being constant or slightly falling over time, reflecting the general belief that technology solutions become more cost-effective over time. While pricing is a factor for all of our service offerings, we believe that our growth rates are a reflection of our ability to sell our services at competitive and reasonable price levels, while also providing superior customer service. This focus has contributed to our ability to maintain relatively stable price levels over time. Our pricing strategy follows two main principles: to set a price that enables us to recover the full cost of doing business and also allows us to compete successfully. These principles have allowed us to grow at rates higher than the industry average, while being profitable on an overall company basis.

As we grow our revenues and customer base, we incur incremental costs. When we acquire a new customer or increase our business with an existing customer, we generally require additional customer related hardware and software, which we deploy in our data centers. The placement in service of additional equipment also typically increases our power and bandwidth costs. As our customer base grows, we continue to expand our support organization to maintain our commitment to Fanatical Support®. As of September 30, 2008, our total headcount was 2,536 and our operating expenses for the three months ended September 30, 2008 were $128.9 million. As we grow, we would expect to incur additional costs and headcount in certain functions to support our customers.

We also strive to align our investment in data center infrastructure with our revenue growth to keep utilization rates high. We measure our utilization rate as the power being consumed by all electrical equipment relative to the total available capacity in our data centers. We pursue a modular build out strategy within our data centers that expands the operational footprint when needed. From time to time, we will be required to make significant investments in new data centers or enter into long term facility leases to support expected growth beyond our ability to build out additional modules in existing facilities.

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

Although we accept lower margins and higher cash flow deficits during periods of investments, we focus on customer level profitability, which we measure and manage on an on-going basis. A key requirement for our growth strategy is that incremental revenue we acquire is profitable and adds to shareholder value. We seek to avoid unprofitable contracts for the sake of growth, loss leader products, or retaining unprofitable customers with the hope of up-selling them later. Our disciplined approach aims to engage in profitable customer relationships where we can observe returns on capital that are consistently above our internal hurdle rate and where our customers can expect to experience outstanding service at competitive and relatively stable price levels.

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

Exposure to increasing energy costs: We have been exposed to the recent increases in energy costs (see the section entitled “Quantitative and Qualitative Disclosures about Market Risk”). For the nine months ended September 30, 2008, we paid $9.7 million for electricity usage in our data centers, representing 2.5% of our net revenues. While most of our data centers operate in regulated energy markets, power cost increases are possible and we may not be able to impose those cost increases on our customers through higher unit prices, which could increase our operating costs and depress our margins.

Customer acquisition costs: Our installed base growth reduces our need to spend marketing dollars to acquire new revenues. If the installed base growth declines, or if downgrades and customer terminations exceed upgrades, our sales and marketing expenses would increase on a relative basis in order to overcome lost revenue from downgrading and customer terminations. This would in turn increase our operating costs and decrease our margins.

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

Key Metrics

We carefully track several financial and operational metrics to monitor and control our growth, financial performance, and capacity. Our key metrics are structured around growth, profitability, capital efficiency, infrastructure capacity, and utilization. The following data should be read in conjunction with the consolidated financial statements, the notes to the financial statements and other financial information included in this Quarterly Report on Form 10-Q. The results of the three months ended June 30, 2008, three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008, or for any other interim period, or for any other future year.

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
Growth
Number of employees (Rackers) at period end	1,829	2,422	2,536	1,829	2,536
Number of customers at period end *	26,909	33,607	36,185	26,909	36,185
Number of servers deployed at period end	33,972	42,424	45,231	33,972	45,231
Net upgrades (monthly average)	2.7%	2.1%	1.8%	2.6%	2.0%
Churn (monthly average)	-0.9%	-1.1%	-1.2%	-1.0%	-1.2%

Growth in Installed Base (monthly average)	1.8%	1.0%	0.6%	1.6%	0.8%
Net revenues (in thousands)	$96,097	$130,829	$138,354	$255,334	$388,796
Revenue growth (year over year)	62.8%	55.7%	44.0%	62.9%	52.3%
Profitability
Operating income margin	11.4%	6.4%	6.9%	10.2%	7.2%

Income from Operations (in thousands)	$10,996	$8,396	$9,490	$26,029	$28,024
Effective Tax Rate	38.7%	37.9%	29.6%	37.2%	36.0%

Net Operating Profit After Tax (NOPAT, in thousands) (1)	$6,741	$5,214	$6,681	$16,346	$17,935
NOPAT margin	7.0%	4.0%	4.8%	6.4%	4.6%
Capital efficiency and returns
Interest bearing debt (in thousands)	$103,678	$183,553	$297,933	$103,678	$297,933
Stockholders’ equity (in thousands)	$93,491	$117,417	$269,008	$93,491	$269,008
Less: Excess cash	$—	$—	$(235,421)	$—	$(235,421)

Capital (in thousands)	$197,169	$300,970	$331,520	$197,169	$331,520
Average capital base (in thousands)	$161,069	$275,935	$316,245	$128,897	$272,929
Capital turnover (annualized)	2.39	1.90	1.75	2.64	1.90

Return on Capital (annualized) (1)	16.7%	7.6%	8.5%	16.9%	8.8%
Capital expenditures (in thousands)
Purchases of property and equipment, net	$59,143	$40,273	$45,328	$109,552	$132,849
Vendor financed equipment purchases	$17,731	$26,014	$23,009	$34,105	$70,642

Total capital expenditures	$76,874	$66,287	$68,337	$143,657	$203,491

Customer gear	$20,073	$27,347	$27,627	$69,110	$82,533
Data center build outs	$19,278	$18,509	$21,679	$24,400	$65,580
Office build outs	$29,096	$12,815	$11,227	$30,317	$32,874
Capitalized software and other projects	$8,427	$7,616	$7,804	$19,830	$22,504

Total capital expenditures	$76,874	$66,287	$68,337	$143,657	$203,491
Infrastructure capacity and utilization
Technical square feet of data center space at period end	111,749	133,462	136,962	111,749	136,962
Annualized net revenue per average technical square foot	$3,775	$4,217	$4,093	$3,515	$4,148
Utilization rate at period end	57.9%	59.1%	63.4%	57.9%	63.4%

*	Includes 11,265 and 15,102 mail customers as of September 30, 2007 and 2008, and 13,893 customers as of June 30, 2008, respectively.
(1)	See discussion and reconciliation of our Non-GAAP financial measure to the most comparable GAAP measure included within this document.

Recent Developments and Third Quarter Results

In the third quarter 2008, we continued to deliver on our growth strategy. Net revenues for the three months ended September 30, 2008 were $138.4 million, up 5.8% from the second quarter of 2008 and up 44.0% from the three months ended September 30, 2007. This growth rate was impacted by the broader economic environment as well as a strengthening U.S. dollar relative to the pound sterling. In the current quarter, approximately 26% of our revenue was generated in markets outside the U.S., and sequential growth in U.S. dollars was less than 1%, but when measured in local currency was approximately 5%. During the quarter we experienced a monthly average churn rate of 1.2%, which slightly increased from 0.9% for the comparative three months in 2007. Overall, our installed base continued to provide a portion of our growth during the third quarter 2008, growing at an average rate of 0.6% per month.

Also during the third quarter, we focused on the cost structure of our business and scaled certain investments. As a result, our general and administrative sequential growth decreased to 1.6% in the third quarter compared to the 13.3% growth in the second quarter versus the first. We remain focused on the scaling of all costs.

As of September 30, 2008, we held $260.3 million in cash and short-term liquid investments. As a result, we believe that this positions us well to capitalize on strategic acquisitions and the purchase of capital equipment to grow our business. Additionally, we expect to continue to make significant investments that are designed to enhance our business fundamentals and enable us to provide a better overall experience for our customers, which we believe will lead to greater profit over time. This is evidenced by our recently completed acquisitions of Jungle Disk and Slicehost, which are examples of our strategic use of cash.

As of September 30, 2008, we served 36,185 customers (includes 15,102 mail customers) running on 45,231 servers within our data centers, an increase of 7.7% and 6.6% relative to the three months ended June 30, 2008, respectively.

Significant events of our third quarter 2008 results compared to the second quarter 2008 were:

•

The number of employees (Rackers) grew from 2,422 as of June 30, 2008 to 2,536 as of September 30, 2008, an increase of 4.7%. Our total payroll, including share-based compensation expense, grew from $56.6 million for the second quarter 2008 to $57.9 million for the third quarter 2008, an increase of 2.3%. Share-based compensation grew from $3.8 million in the second quarter 2008 to $4.3 million in the third quarter 2008.

•

Cost of revenues grew 6.3% from $42.8 million in the second quarter 2008 to $45.5 million in the third quarter 2008. Major drivers of the cost increase include salaries and benefits, and an increase in data center costs, including power.

•

We continued to increase our sales and marketing expenses from $19.8 million in the second quarter 2008 to $21.5 million in the third quarter 2008, an increase of 8.6%. Major drivers for this cost increase are salaries, wages and commissions (including share-based compensation) and costs of marketing programs.

•	General and administrative expenses increased from $38.1 million in the second quarter 2008 to $38.7 million in the third quarter 2008, an increase of 1.6%.

•

Depreciation and amortization expenses increased from $21.6 million in the second quarter of 2008 to $23.2 million in the third quarter 2008, an increase of 7.4%. The majority of this increase was due to additions of computer hardware, software, software licenses, and leasehold improvements in connection with our growth.

•	The addition of 6,500 technical square feet in our new H.K. data center in August 2008, as part of our expansion efforts into the Asia Pacific region.

•	Migrated 3,000 technical square feet from a colocation facility to our Slough, U.K. datacenter.

•	Interest expense increased from $1.8 million in the second quarter of 2008 to $1.9 million in the third quarter 2008 as a result of higher overall borrowings.

•

Income taxes decreased from $2.6 million in the second quarter of 2008 to $2.2 million in the third quarter 2008 due to lower income before income taxes and a decrease in our effective rate due to a higher than anticipated percentage of our earnings being realized in countries where we have lower statutory rates.

•

We successfully completed our initial public offering (IPO). We are listed on the New York Stock Exchange and are traded under the symbol RAX. Through this offering, the company received net proceeds of $144.6 million after deducting the underwriters discount and IPO expenses.

Operating income for the third quarter 2008 was $9.5 million, up 13.1% from $8.4 million in the second quarter 2008. Our net income increased 23.8% from $4.2 million for the second quarter of 2008 to $5.2 million for the third quarter 2008.

Our cash flow from operating activities was $33.2 million for the third quarter of 2008. Our capital expenditures were $68.3 million, including $27.6 million for purchases of customer gear, $21.7 million for data center build outs, $11.2 million for office build outs, and $7.8 million for capitalized software and other expenditures. Of the $68.3 million in capital expenditures, $23.0 million were vendor financed equipment purchases.

At the end of the third quarter, we had $24.9 million in cash deposits and $235.4 million in money market funds. Our debt obligations totaled $297.9 million. Of those, $212.1 million were related to current and non-current debt, and $85.9 million were related to obligations under capital and finance method leases. As of September 30, 2008, we had access to an additional $44.2 million under our current credit facility.

We used $57.3 million of the net IPO proceeds to reduce our outstanding borrowings on our credit facility to $50.0 million. Subsequently in the third quarter, we borrowed an additional $150.0 million on our credit facility due to uncertain economic conditions in the credit and banking markets to ensure we have the liquidity we need to grow our business over the long term.

Subsequent to the end of the third quarter, we acquired Jungle Disk, a company specializing in cloud storage solutions that allow users to easily share an unlimited amount of cloud storage between multiple users, and Slicehost, a cloud hosting company specializing in Xen-based virtual machine hosting. These acquisitions are a result of our cloud hosting strategy, extending the company’s technology and service leadership to cloud hosting. Over time, we intend to integrate our capabilities into a complete hosting portfolio to provide business customers a suite of hosting solutions to meet all of their IT needs. The purchase price of the combined acquisitions was approximately $11.5 million payable in cash and stock, with the potential for up to $16.5 million in additional payouts of cash and stock based on certain earnout provisions.

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital (ROC) as follows:

ROC =	Net Operating Profit After Tax (NOPAT)
Average Capital Base

NOPAT = Income from operations x (1 – Effective tax rate)

Average Capital Base = Average of (Interest bearing debt + stockholders’ equity - excess cash) = Average of (Total assets – excess cash - accounts payables and accrued expenses – deferred revenues – other non-current liabilities)

We define excess cash as our investments in money market funds.

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

ROC decreased from 16.9% for the nine months ended September 30, 2007 to 8.8% for the nine months ended September 30, 2008. This decrease was due to an increase in income from operations and a proportionately larger increase in the average capital base over the same time period. Included in the average capital base for the nine months ended September 30, 2008 are capital expenditures related to our new corporate headquarter facilities and data centers that are in the process of being built out. Return on assets decreased from 10.8% to 4.5% for the nine months ended September 30, 2007 and 2008, respectively. For the three months ended September 30, 2008, ROC was 8.5% and return on assets was 3.8%.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended			Nine Months Ended September 30,
(In thousands, financial metrics)	September 30, 2007	June 30, 2008	September 30, 2008	2007	2008
Income from operations	$10,996	$8,396	$9,490	$26,029	$28,024
Effective tax rate	38.7%	37.9%	29.6%	37.2%	36.0%

Net operating profit after tax (NOPAT)	$6,741	$5,214	$6,681	$16,346	$17,935

Net income	$6,291	$4,182	$5,235	$15,275	$14,859

Average total assets	$232,298	$381,815	$546,761	$187,803	$437,664
Less: Average excess cash	$—	$—	$(117,710)	$—	$(58,855)
Less: Average accounts payable and accrued expenses	$(52,883)	$(76,494)	$(79,837)	$(42,419)	$(75,454)
Less: Average deferred revenues (current and non-current)	$(13,606)	$(19,762)	$(20,077)	$(11,998)	$(19,380)
Less: Average other non-current liabilities	$(4,740)	$(9,624)	$(12,892)	$(4,489)	$(11,046)

Average capital base	$161,069	$275,935	$316,245	$128,897	$272,929

Return on assets (Net income/Average total assets)	10.8%	4.4%	3.8%	10.8%	4.5%
Return on capital (NOPAT/Average capital base)	16.7%	7.6%	8.5%	16.9%	8.8%

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2008	2007	2008
Net revenues	$96,097	$138,354	$255,334	$388,796
Costs and expenses:
Cost of revenues	30,555	45,499	80,296	127,564
Sales and marketing	14,222	21,462	38,492	58,876
General and administrative	26,277	38,729	71,502	110,470
Depreciation and amortization	14,047	23,174	39,015	63,862

Total costs and expenses	85,101	128,864	229,305	360,772

Income from operations	10,996	9,490	26,029	28,024

Other income (expense):
Interest expense	(1,000)	(1,912)	(2,188)	(5,076)
Interest and other income (expense)	273	(144)	500	276

Total other income (expense)	(727)	(2,056)	(1,688)	(4,800)

Income before income taxes	10,269	7,434	24,341	23,224
Income taxes	3,978	2,199	9,066	8,365

Net Income	$6,291	$5,235	$15,275	$14,859

Consolidated Statements of Income, as a Percentage of Net Revenues:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Percent of net revenues)	2007	2008	2007	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenues	31.8%	32.9%	31.4%	32.8%
Sales and marketing	14.8%	15.5%	15.1%	15.1%
General and administrative	27.3%	28.0%	28.0%	28.4%
Depreciation and amortization	14.6%	16.7%	15.3%	16.4%

Total costs and expenses	88.6%	93.1%	89.8%	92.8%

Income from operations	11.4%	6.9%	10.2%	7.2%

Other income (expense)
Interest expense	-1.0%	-1.4%	-0.9%	-1.3%
Interest and other income (expense)	0.3%	-0.1%	0.2%	0.1%

Total other income (expense)	-0.8%	-1.5%	-0.7%	-1.2%

Income before income taxes	10.7%	5.4%	9.5%	6.0%
Income taxes	4.1%	1.6%	3.6%	2.2%

Net Income	6.5%	3.8%	6.0%	3.8%

Due to rounding, totals may not equal the sum of the line items in the table above.

Three months ended September 30, 2007 and September 30, 2008

Net Revenues

Our net revenues were $96.1 million for the three months ended September 30, 2007 and $138.4 million for the three months ended September 30, 2008, an increase of $42.3 million, or 44.0%. Our increase in net revenues was primarily due to increased volume of services provided, both due to an increase in the number of customers and incremental services rendered to existing customers.

Recurring revenues

Our recurring revenues were $92.8 million for the three months ended September 30, 2007 and $133.8 million for the three months ended September 30, 2008, an increase of $41.0 million, or 44.2%. This increase was driven in part by revenue growth from our existing customers, and in part by the addition of new customers. For the three months ended September 30, 2008, our average monthly growth in the installed base was 0.6% per month.

Non-recurring revenues

Our non-recurring revenues increased from $3.3 million for the three months ended September 30, 2007 to $4.6 million for the three months ended September 30, 2008, an increase of $1.3 million or 39.4%, primarily as a result of usage charges and set-up fees associated with the increase in the number of our customers.

Cost of Revenues

Our cost of revenues were $30.6 million for the three months ended September 30, 2007 and $45.5 million for the three months ended September 30, 2008, an increase of $14.9 million, or 48.7%. Of this increase, $6.9 million was attributable to an increase in salaries, benefits, and share-based compensation expense. Rackers employed to maintain our data center infrastructure and to provide Fanatical Support® to our customers increased from 877 as of September 30, 2007 to 1,214 as of September 30, 2008. The cost increase was further attributable to an increase in license costs of approximately $3.8 million, an increase in data center costs of $3.0 million related to bandwidth, power, and rent, as well as maintenance and the replacement of IT equipment parts in the amount of $1.2 million.

Sales and Marketing Expenses

Our sales and marketing expenses were $14.2 million for the three months ended September 30, 2007 and $21.5 million for the three months ended September 30, 2008, an increase of $7.3 million, or 51.4%. Of this increase, $3.4 million was primarily attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. We expanded our sales and marketing departments from 310 employees as of September 30, 2007 to 451 as of September 30, 2008. An additional $3.9 million of this increase was primarily attributable to advertising, Internet-related marketing expenditures and partnership programs to support revenue growth for new and existing customers.

General and Administrative Expenses

Our general and administrative expenses were $26.3 million for the three months ended September 30, 2007 and $38.7 million for the three months ended September 30, 2008, an increase of $12.4 million, or 47.1%. Of this increase, $7.4 million was attributable to an increase in salaries, benefits, and share-based compensation expense. The number of general and administrative employees increased from 642 as of September 30, 2007 to 871 as of September 30, 2008. Our general overhead expenses increased approximately $5.0 million as a result of the increase in headcount and costs related to our overall growth, including property taxes and insurance, increased office rents, and increased internal software support costs.

Depreciation and Amortization Expenses

Our depreciation and amortization expense was $14.0 million for the three months ended September 30, 2007 and $23.2 million for the three months ended September 30, 2008, an increase of $9.2 million, or 65.7%. This increase in depreciation expense was a direct result of an increase in property and equipment related to depreciable assets.

Other Income (Expense)

Our total other income (expense) was ($0.7) million for the three months ended September 30, 2007 and ($2.1) million for the three months ended September 30, 2008, an expense increase of $1.4 million.

Our interest expense, net of capitalized amounts, was $1.0 million for the three months ended September 30, 2007 and $1.9 million for the three months ended September 30, 2008, an increase of $0.9 million. This relative increase was primarily due to the increased level of indebtedness. We capitalized interest of $0.4 million for the three months ended September 30, 2007 and $0.5 million for the three months ended September 30, 2008, respectively.

Interest and other income (expense) was $0.3 million for the three months ended September 30, 2007 and ($0.1) million for the three months ended September 30, 2008. For the three months ended September 30, 2008, there was a loss in net foreign currency related costs of $0.6 million primarily due to the decrease in the conversion rate of the pound sterling to the U.S. dollar, net of interest and other income of $0.5 million.

Income Taxes

Our effective tax rate decreased from 38.7% for the three months ended September 30, 2007 to 29.6% for the three months ended September 30, 2008, primarily as a result of a higher percentage of our expected earnings in 2008 being realized in countries where we have lower statutory rates. We estimate that our effective rate for the remainder of 2008 will be at or below 36.0%.

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

Nine months ended September 30, 2007 and September 30, 2008

Net Revenues

Our net revenues were $255.3 million for the nine months ended September 30, 2007 and $388.8 million for the nine months ended September 30, 2008, an increase of $133.5 million, or 52.3%. Our increase in net revenues was primarily due to increased volume of services provided, both due to an increasing number of customer accounts over time and due to incremental services rendered to existing customers.

Recurring revenues

Our recurring revenues were $246.2 million for the nine months ended September 30, 2007 and $374.9 million for the nine months ended September 30, 2008, an increase of $128.7 million, or 52.3%. This increase was driven in part by revenue growth from our existing customers and in part by the addition of new customers. For the nine months ended September 30, 2008, our average monthly growth in the installed base was 0.8% per month.

Non-recurring revenues

Our non-recurring revenues increased from $9.1 million for the nine months ended September 30, 2007 to $13.9 million for the nine months ended September 30, 2008, an increase of 52.7%, primarily as a result of usage charges and set-up fees associated with the increase in our customers.

Cost of Revenues

Our cost of revenues was $80.3 million for the nine months ended September 30, 2007 and $127.6 million for the nine months ended September 30, 2008, an increase of $47.3 million, or 58.9%. Of this increase, $21.8 million was attributable to an increase in salaries, benefits, and share-based compensation expense. Rackers employed to maintain our data center infrastructure and to provide Fanatical Support® to our customers increased from 877 as of September 30, 2007 to 1,214 as of September 30, 2008. The cost increase was further attributable to an increase in license costs of approximately $11.4 million, an increase in data center costs of $8.7 million related to bandwidth, power, and rent, as well as maintenance and the replacement of IT equipment parts in the amount of $5.4 million.

Sales and Marketing Expenses

Our sales and marketing expenses were $38.5 million for the nine months ended September 30, 2007 and $58.9 million for the nine months ended September 30, 2008, an increase of $20.4 million, or 53.0%. Of this increase, $10.9 million was primarily attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. We expanded our sales and marketing departments from 310 employees as of September 30, 2007 to 451 as of September 30, 2008. An additional $9.5 million of this increase was primarily attributable to advertising, Internet-related marketing expenditures and partnership programs to support revenue growth for new and existing customer accounts.

General and Administrative Expenses

Our general and administrative expenses were $71.5 million for the nine months ended September 30, 2007 and $110.5 million for the nine months ended September 30, 2008, an increase of $39.0 million, or 54.5%. Of this increase, $27.8 million was attributable to an increase in salaries, benefits, and share-based compensation expense. The number of general and administrative employees increased from 642 as of September 30, 2007 to 871 as of September 30, 2008. Our general overhead expenses increased approximately $11.2 million as a result of the increase in headcount, costs related to our overall growth, including property taxes and insurance and increased office rents.

Depreciation and Amortization Expenses

Our depreciation and amortization expense was $39.0 million for the nine months ended September 30, 2007 and $63.9 million for the nine months ended September 30, 2008, an increase of $24.9 million, or 63.8%. This increase in depreciation expense was a direct result of an increase in property and equipment related to depreciable assets.

Other Income (Expense)

Our total other income (expense) was ($1.7) million for the nine months ended September 30, 2007 and ($4.8) million for the nine months ended September 30, 2008, an expense increase of $3.1 million.

Our interest expense was $2.2 million for the nine months ended September 30, 2007 and $5.1 million for the nine months ended September 30, 2008, an increase of $2.9 million or 131.8%. This relative increase was primarily due to the increased level of indebtedness. We capitalized interest of $0.4 million for the nine months ended September 30, 2007 and $1.7 million for the nine months ended September 30, 2008, an increase of $1.3 million primarily due to data center and office build outs.

Interest and other income (expense) was $0.5 million for the nine months ended September 30, 2007 and $0.3 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, we recorded interest income of $0.9 million, net of a loss in net foreign currency related costs of $0.6 million primarily due to the decrease in the conversion rate of the pound sterling to the U.S. dollar.

Income Taxes

Our effective tax rate decreased from 37.2% for the nine months ended September 30, 2007 to 36.0% for the nine months ended September 30, 2008, primarily a result of our expected earnings in 2008 being realized in countries where we have lower statutory rates. We estimate that our effective rate for the remainder of 2008 will be at or below 36.0%.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2007	2008
Cash Flow provided by operations	$70,502	$102,213
Cash Flow used in investing activities	$(109,890)	$(132,849)
Cash Flow provided by financing activities	$60,149	$266,879

Acquisition of property and equipment by capital and finance method leases and notes payable	$34,105	$70,642

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the extent to which we incur non-cash charges, and our working capital management.

Net cash provided by operating activities was $70.5 million for the nine months ended September 30, 2007, compared to $102.2 million for the nine months ended September 30, 2008, an increase of $31.7 million, or 45.0%. Net revenues increased from $255.3 million for the nine months ended September 30, 2007 to $388.8 million for the nine months ended September 30, 2008, and net income decreased from $15.3 million for the nine months ended September 30, 2007 to $14.9 million for the nine months ended September 30, 2008. The reduction in net income margin was related to cost increases due to the continued growth of our business, significant investments in people, systems, and infrastructure and due to increased interest expense related to higher levels of indebtedness. For the nine months ended September 30, 2007, we incurred depreciation and amortization charges in the amount of $39.0 million, compared to $63.9 million for the nine months ended September 30, 2008. The increase in depreciation and amortization was due to the acquisition of servers, networking gear and computer software. We further incurred non-cash compensation expense in the amount of $2.8 million for the nine months ended September 30, 2007 and $11.1 million for the nine months ended September 30, 2008. The increase was mainly due to share-based compensation from stock option grants with respect to a broad grant and grants to several strategic hires, and increased fair values for granted stock options.

With respect to changes in certain assets and liabilities, the cash used in accounts receivables of $8.4 million in cash for the nine months ended September 30, 2007, and $5.4 million for the nine months ended September 30, 2008 resulted from the revenue growth of the company. Changes in accounts payable and accrued expenses provided $23.9 million in cash for the nine months ended September 30, 2007, compared to providing $17.9 million for the nine months ended September 30, 2008. Increases in accounts payables and accrued expenses were due to increased operating expenses resulting from our growth.

Investing Activities

Net cash used in investing activities was primarily expenditures for growth capital. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, and equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $109.9 million for the nine months ended September 30, 2007, compared to $132.8 million for the nine months ended September 30, 2008.

Purchases of property and equipment to support our revenue growth increased from $109.6 million for the nine months ended September 30, 2007 to $132.8 million for the nine months ended September 30, 2008. Property and equipment acquired by capital leases and notes payable increased from $34.1 million for the nine months ended September 30, 2007 to $70.6 million for the nine months ended September 30, 2008. The combined total in capital expenditures increased from $143.7 million for the nine months ended September 30, 2007 to $203.5 million for the nine months ended September 30, 2008. Of the 2008 amount, $82.5 was spent on dedicated customer equipment, $65.6 million was spent on data center build outs, $32.9 million was spent on the build out of office space and $22.5 million was spent on capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases.

We reduced our anticipated capital expenditures for 2008 from approximately $310 million to $270 million. The reduction was due to revised build out plans for our data centers and headquarters, and reduced customer equipment spend due to better pricing, a proportionately larger use of recycled equipment and a strengthening dollar.

Financing Activities

Net cash provided by financing activities was $60.1 million for the nine months ended September 30, 2007 compared to $266.9 million for the nine months ended September 30, 2008, an increase of $206.8 million, or 344.1%. This increase was due primarily to the completion of our initial offering in August 2008 resulting in $145.2 million of funding and net advances of $142.7 million from our revolving line of credit for the nine months ended September 30, 2008. This compared to inflows of $61.1 million from our revolving line of credit for the nine months ended September 30, 2007. Partially offsetting the cash inflows were principal payments related to capital leases and notes payable in the amounts of $10.9 million for the nine months ended September 30, 2007, and $28.4 million for the nine months ended September 30, 2008.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of September 30, 2008:

(In thousands)	Total	2008	2009-2010	2011-2012	2013 and Beyond
Capital and finance method leases (2)	$92,086	$40,050	$48,537	$3,499	$—
Operating leases	84,299	4,817	30,244	22,300	26,938
Purchase commitments	7,075	1,132	5,696	247	—
Revolving credit facility (1)	200,000	—	—	200,000	—
Software and equipment notes (1)	12,053	518	10,588	947	—

Total contractual obligations	$395,513	$46,517	$95,065	$226,993	$26,938

(1)	Represents principal only.
(2)	Represents principal and interest.

Leases

Capital and finance method leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for office space and data center facilities.

Purchase commitments

Our purchase commitments are primarily related to bandwidth for our data centers.

Revolving Credit Facility

We entered into our credit facility in March 2007. In February 2008, we amended the credit facility and increased the committed amount from $200.0 million to $245.0 million. As of September 30, 2008, we had $200.0 million of revolving loans outstanding and a $0.8 million letter of credit outstanding under the credit facility, and $44.2 million available.

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

Capital Resources

We recently completed our IPO which provided net proceeds of $144.6 million. In addition, we borrowed $150.0 million under our credit facility, and have an additional $44.2 million available for future borrowings.

At September 30, 2008, our cash and cash equivalents had a balance of $260.3 million. Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. Our money market mutual funds invest exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or are not insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no material loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

The credit markets in the U.S. have recently experienced adverse conditions. Continuing volatility may increase costs associated with obtaining financing due to increased spreads over relevant interest rate benchmarks. We currently believe that current cash and cash equivalents, and cash generated by operations will be sufficient to meet our operating and capital needs in the foreseeable future.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment. As of September 30, 2008 we had $97.9 million outstanding with respect to these arrangements. We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we will continue finance purchases through these arrangements.

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

A description of our critical accounting policies that involve significant management judgment appears in our Registration Statement filed on Form S-1 filed with the SEC on August 5, 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We adopted SFAS 157 effective at the beginning of 2008. FASB Staff Position No. FSP 157-2 delayed the effective date of SFAS 157 to periods beginning after November 15, 2008 for non-financial assets and liabilities. We are evaluating the impact this statement will have on our consolidated financial position, results of operations, or cash flows for our fiscal year 2009.

The FASB issued SDP 157-d “Determining Fair Value of a Financial Assets in a Market That is not Active” effective for periods ending on September 30, 2008 This statement did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51. SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141(R) and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are evaluating the impact these statements will have on our consolidated financial position, results of operations, or cash flows for our fiscal year 2009.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for periods beginning on or after December 15, 2008. We do not expect this statement will have a material impact on our consolidated financial position, results of operations, or cash flows for our fiscal year 2009.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for periods beginning on or after January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial position, results of operations or cash flows for our fiscal year 2009.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Power Prices. We are a large consumer of power. During the first nine months of 2008, we paid approximately $9.7 million to utility companies to power our data centers, representing 2.5% of our net revenues. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, and seasonal fluctuations. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. We periodically evaluate whether we want to enter into a fixed price power contracts for our datacenter. In August 2008, we entered into a fixed price contract with a provider of electricity for power for our Grapevine data center. The contract allows the company to periodically convert the price to a market price during the arrangement. The contract is for 19 months, and allows the provider an option to extend the contract for an additional 19 months.

Interest Rates. Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving line of credit. As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure. As a result, we are exposed to interest rate risk on the un-hedged portion of our borrowings, which was $150.0 million as of September 30, 2008. For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.

Foreign Currencies. The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency, such as the Euro. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both U.S. dollars and the pound sterling. During the three months ended September 30, 2008, we recognized foreign currency losses of $0.6 million within other income (expense). We have not entered into any hedging contracts, although we may do so in the future. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

After the identification of the material weaknesses, we implemented a remediation plan during the first nine months of 2008 to address the weaknesses. As part of this remediation plan, we established policies and procedures that provide for complete and timely reporting of significant non-routine transactions, which included the establishment of a disclosure committee consisting of our senior management team and key finance and accounting personnel.

In addition we made certain personnel changes and established additional controls to address the material weakness related to the proper cutoff of expenditures at end of each period. We have evaluated the overall effectiveness of our remediation plan and concluded that the material weaknesses have been remediated as of September 30, 2008.

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

Except for the implementation of our remediation plan, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Legal Proceedings

We are party to various legal proceedings which we consider routine and incidental to our business. On October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston, was filed in the 37th District Court in Bexar County Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We do not expect the results of this claim or any other current proceeding to have a material adverse effect on our business, results of operations or financial condition.

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

Risks Related to Our Business and Industry

Our business is affected by changes in the state of the general economy, and the continuation of the current deteriorated economic conditions or additional slowdown or downturn in the general economy could materially and adversely affect the demand for our services.

Our customers include a range of organizations whose success is intrinsically linked to the health of the economy generally. Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future or even worsen. Some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. As a result, the continuation of the current market conditions or further fluctuations, disruptions, instability or downturns in the general economy could disproportionately affect demand for our services. Such economic conditions may cause our customers to do the following:

•	Cancel or reduce planned expenditures for our services;

•	Seek to lower their costs by renegotiating their contracts with us;

•	Move their hosting services in-house; or

•	Switch to lower-priced solutions provided by our competitors.

If the current economic conditions persist or get worse, our business and financial results could be materially adversely affected.

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

The costs of construction, leasing, and maintenance of our data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements. Due to the lead time in expanding existing data centers or building new data centers, we are required to estimate demand for our services as far as two years into the future. We currently plan to substantially increase our infrastructure through the expansion and addition of data centers in the U.S. and internationally. In contrast to our data centers that we have established to date, which were acquired relatively inexpensively as distressed assets of third parties, our current expansion plans may require us to pay full market rates for our new data center facilities. If we overestimate the demand for our services and therefore overbuild our data center capacity or commit to long term facility leases, our operating margins could be materially reduced, which would materially impair our profitability.

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

Our physical infrastructure is concentrated in very few facilities and any failure in our physical infrastructure or services could lead to significant costs and disruptions and could reduce our revenues, harm our business reputation and have a material adverse effect on our financial results.

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

As of September 30, 2008, outstanding indebtedness under our credit facility totaled approximately $200.0 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owing under our credit facility. As of December 31, 2007, we were not in compliance with the fixed charge coverage ratio covenant. However, we received a waiver from the financial institution in April 2008, and, as of September 30, 2008, we are in compliance with the covenants.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, which totaled approximately $85.9 million as of September 30, 2008. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the nine months ended September 30, 2008, we paid approximately $9.7 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically risen with general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed price utilities contracts. If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk.

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

New technologies or industry standards have the potential to replace or provide lower cost alternatives to our hosting services. Additionally, the adoption of such new technologies or industry standards could render our services obsolete or unmarketable. We cannot guarantee that we will be able to identify the emergence of these new service alternatives successfully and modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes. In addition, if and when we do identify the emergence of new service alternatives and bring new products and services to market, those new products and services may need to be made available at lower price points than our then-current services.

Our failure to provide services to compete with new technologies or the obsolescence of our services could lead us to lose current and potential customers or could cause us to incur substantial costs, which would harm our operating results and financial condition. Our introduction of new service alternative products and services that have lower price points than current offerings may result in our existing customers switching to the lower cost products, which could reduce our revenue and have a material adverse effect of our operating results.

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

Our current and potential competitors vary by size and service offerings and by geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

•	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, SAVVIS, Switch & Data, and telecommunications companies;

•	IT outsourcing providers such as CSC, EDS, and IBM; and

•	Hosting providers such as AT&T, Pipex, SAVVIS, Terremark, The Planet, and Verio.

•	Cloud providers such as Microsoft, Google, and Amazon.

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

We primarily rely on copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies, although to date we have not registered for copyright protection. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We also currently have one patent issued and no patent applications pending in the U.S. Our patent may be contested, circumvented, found unenforceable or invalidated

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe our intellectual property. Moreover, we may be unable to prevent competitors from acquiring trademarks or service marks and other proprietary rights that are similar to, infringe upon, or diminish the value of our trademarks and service marks and our other proprietary rights. Enforcement of our intellectual property rights also depends on successful legal actions against infringers and parties who misappropriate our proprietary information and trade secrets, but these actions may not be successful, even when our rights have been infringed.

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

The law relating to the liability of private network operators for information carried on, stored on, or disseminated through their networks is still unsettled in many jurisdictions. We have been and expect to continue to be subject to legal claims relating to the content disseminated on our network, including claims under the Digital Millennium Copyright Act and other similar legislation. In addition, there are other potential customer activities, such as online gambling and pornography, where we, in our role as a hosting provider, may be held liable as an aider or abettor of our customers. If we need to take costly measures to reduce our exposure to these risks, terminate customer relationships and the associated revenue or defend ourselves against such claims, our financial results could be negatively affected.

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

Our acquisitions may divert our management’s attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business.

We have made acquisitions and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We prepare our financial statements to conform to GAAP. These accounting principles are subject to interpretation by the SEC and various other bodies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R), which became effective for fiscal periods beginning after June 15, 2005 and requires that employee share-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS 123(R), our operating results in 2006 and 2007 reflect share-based compensation expenses that are reflected in prior periods using a different methodology, making it more difficult for investors to evaluate our 2006 and 2007 operating results relative to prior periods.

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

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. We may experience additional volatility as a result of the limited number of our shares available for trading in the market.

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

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. As of the closing date of our initial public offering (IPO), we had 116,742,733 shares of common stock outstanding of which 99,235,324 shares, or approximately 85.0% of our outstanding shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future, generally 180 days after the date of the IPO due to lock-up agreements between certain of the holders of these shares and the underwriters or to contractual arrangements between the other holders of these shares and us, subject to a potential extension under certain circumstances.

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

Our directors and executive officers and their affiliates beneficially own a significant portion of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. Although our directors and executive officers are not currently party to any agreements or understandings to act together on matters submitted for stockholder approval, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Unregistered Sales of Equity Securities

None

Use of Proceeds from Public Offering of Common Stock

On August 7, 2008, our registration statement was declared effective for our IPO. As a result of the offering, we received net proceeds of approximately $144.6 million.

In August 2008, we used $57.3 million of the net proceeds from the IPO to repay outstanding balances under our revolving line of credit. However, in September 2008, as a result of uncertain economic conditions in the credit and bank markets, we borrowed $150 million from the credit facility. In October 2008, we acquired two companies. The purchase price of the combined acquisitions was approximately $11.5 million payable in cash and stock, with the potential for up to $16.5 million in additional payouts of cash and stock based on certain performance criteria.

As we discussed in our prospectus, our primary sources of capital are cash generated from operating activities, equipment financing arrangements with vendor-related leasing companies, and funds available under our revolving line of credit. We have used, and intend to continue to use, the net proceeds from the IPO to supplement these existing sources of capital primarily to finance our growth plans, as well as for working capital and general corporate purposes, including financing our growth initiatives domestically and internationally, and for potential acquisitions.

In our prospectus, we anticipated making aggregate capital expenditures of approximately $335 million in 2008, $160 million of which was expected to be allocated for construction contracts for our new corporate headquarters in the San Antonio, Texas area and expansion of data center facilities in the U.S. and the U.K., with the remaining $175 million expected to be allocated for purchases of IT equipment. In our Earnings release for the second quarter of 2008 dated September 10, 2008, we reduced our anticipated aggregate capital expenditure estimate for 2008 by $25 million to $310 million. We now anticipate making aggregate capital expenditures of approximately $270 million in 2008 of which $81 million is allocated for the expansion of data center facilities in the U.S. and the U.K., $44 million for construction contracts for our new corporate headquarters in the San Antonio, Texas area, $113 million for customer equipment, with the remaining $32 million expected to be allocated for product development and other purchases. However, we may still accelerate or postpone those expenditures to align our asset base with the need to support our customers and to exploit opportunities to acquire assets. The timing and amount of our actual expenditures are based on many factors, including cash flows from operations and the anticipated growth of our business.

Pending the use of the remaining proceeds, we have invested the net proceeds in short-term, highly liquid, interest-bearing, investment grade securities.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote Of Security Holders

Our annual meeting of stockholders was held on July 8, 2008. S. James Bishkin, Frederic C. Hamilton, Jr., Palmer L. Moe, George J. Still, Jr., Graham Weston and A. Lanham Napier were elected as our directors, each to hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified, subject to earlier resignation and removal.

Proposal No. 1

(Election of directors)

	Number of Shares
Nominee	For	Against	Abstain
S. James Bishkin	81,072,210	—	—
Frederic C. Hamilton	81,072,210	—	—
Palmer L. Moe	81,072,210	—	—
George J. Still Jr.	81,072,210	—	—
Graham Weston	81,072,210	—	—
A. Lanham Napier	81,072,210	—	—

In addition, our stockholders approved the following items: (Proposal No. 2) A Certificate of Amendment to our Restated Certificate of Incorporation, which amended the conversion description related to our Series A-1 preferred stock to clarify an ambiguity in the per share conversion price in the event of an IPO; (Proposal No. 3) Our 2008 Employee Stock Purchase Plan, which reserves 500,000 shares of our common stock for issuance to employees who choose to purchase stock under the plan; (Proposal No. 4) Our Amended and Restated 2007 Long Term Incentive Plan, as amended, which reserves 10,000,000 shares of our common stock plus unissued shares available from prior plans, for issuance to employees in the form of stock options, stock appreciation rights, stock awards, restricted stock units, and other incentive awards; and (Proposal No. 5) Our form of Indemnification Agreement which we intend to enter into with certain of our directors and officers.

Proposal No. 2 (Amendment to Restated Certificate of Incorporation)

Number of Shares
For	Against	Abstain
81,072 ,210	—	—

Proposal No. 3 (2008 Employee Stock Purchase Plan)

Number of Shares
For	Against	Abstain
81,072,210	—	—

Proposal No. 4 (Amended and Restated 2007 Long Term Incentive Plan)

Number of Shares
For	Against	Abstain
81,072,210	—	—

Proposal No. 5 ( Form of Indemnification Agreement)

Number of Shares
For	Against	Abstain
81,072,210	—	—

The stockholders also ratified the selection of KPMG, LLP as our independent auditors for the year ending December 31, 2008 at the meeting.

Proposal No. 6 ( Ratification of KPMG, LLP as independent auditors for 2008)

Number of Shares
For	Against	Abstain
81,072 ,210	—	—

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Description
31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rackspace Hosting, Inc.

Date: November 7, 2008	/s/ Bruce R. Knooihuizen
Bruce R. Knooihuizen
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)