Form 10-K
period 2008-12-31
RACKSPACE HOSTING, INC.
filed 2009-03-02
CIK 1107694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

(210) 312-4000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2008, the last business day of our most recently completed second fiscal quarter; our common stock was not listed on any exchange or over-the counter market. Our common stock began trading on the New York Stock Exchange on August 8, 2008. As of December 31, 2008, the aggregate market value of the voting stock held by non-affiliates was $287,930,138 based on the number of shares held by non-affiliates of the registrant as of December 31, 2008, and based on the reported last sale price of our common stock on December 31, 2008. Shares of our common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

On February 25, 2009, 117,568,172 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2008 are incorporated by reference into Part III of this Form 10-K.

RACKSPACE HOSTING, INC.

Rackspace®, Fanatical®, Fanatical Support®, and MOSSO® are our registered service marks. Net Promoter® is a registered trademark of Bain & Company, Fred Reichheld and Satmetrix Systems, Inc.; NPS is a service mark of Bain & Company, Inc. EVA® is a registered trademark of Stern Stewart & Co. and EVAdimensions. Other trademarks and tradenames appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ tradenames, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.” We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this report could harm our business.

Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this document completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1—BUSINESS

Rackspace Hosting, Inc. was incorporated in Delaware on March 7, 2000 under the name Rackspace.com, Inc. However, our operations began in 1998 as a limited partnership, which became our subsidiary through a corporate reorganization completed on August 21, 2001. The company’s name was changed to Rackspace Hosting, Inc. on June 5, 2008 through a merger with one of its wholly-owned subsidiaries. Our principal executive offices are located at 5000 Walzem Rd., San Antonio, Texas 78218. Our telephone number is (210) 312-4000. Our website address is www.rackspace.com. References to “we,” “our,” “our company,” “us,” “the company,” “Rackspace Hosting,” or “Rackspace” refer to Rackspace Hosting, Inc. and its consolidated subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes for additional information regarding the business and our operating results. Changes to our Business section from prior filings are a reflection of a competitive and changing business environment and our adaptations with respect to our product and services set.

Overview

Rackspace Hosting is a world leader in hosting and cloud computing. Our rapid growth over the last decade has been fueled by our commitment to our unique brand of customer service known as Fanatical Support®.

Hosting is at the center of a multi-year shift that is changing the way businesses buy IT services. New cloud computing technologies, which deliver greater simplicity and more meaningful cost savings to businesses, make hosting even more compelling for a broader market. We are pioneering an emerging category, Hybrid Hosting, which combines the benefits of both traditional dedicated hosting and emerging cloud hosting. Hybrid Hosting provides businesses the best of both worlds, allowing IT departments to lower costs without sacrificing the benefits of dedicated hosting. As businesses move to on-demand IT and Hybrid Hosting, we believe Fanatical Support will be more valuable to them than ever before.

We are a global company. Our corporate headquarters is located in San Antonio, with other operations located in the United States (U.S.), the United Kingdom (U.K.), the Netherlands, and Hong Kong. Our services are sold to businesses in more than 120 countries. In 2008 we had net revenues of $531.9 million and as of December 31, 2008, we served more than 53,000 business customers of all sizes. To date, we manage more than 47,000 servers, 1,000,000 email accounts, and 83,000 cloud hosting domains. No single customer accounted for more than 1% of net revenues in the past three years.

The Hosting Industry

Since our inception in 1998, strong growth has made us a leader in hosting. Hosting is best described as IT services delivered on demand over the Internet. Hosting providers act as an extension of businesses’ IT departments.

Today, there are three ways that businesses can fulfill their IT requirements. The first is commonly called “do it yourself,” or DIY. DIY is an approach to managing IT services where a business retains complete ownership and responsibility for ongoing maintenance and management of servers, software, networking equipment, etc. Companies may choose to house this equipment in their own facilities, or may rent data center space from a colocation provider. The second approach is outsourcing, where businesses transfer full responsibility for their IT systems, operations, and employees to a third party. Hosting is the third approach, and we believe it delivers a simpler, better quality and more cost-competitive solution than do-it-yourself or outsourcing. Our broad service suite provides customers the flexibility to choose the best combination of dedicated hosting and cloud computing services to meet their unique IT needs.

The hosting industry emerged in the 1990’s to serve a need created by the rapid adoption of the Internet by consumers and businesses worldwide. Early hosting demand was driven by companies setting up simple websites during the “dot com” boom. These companies did not have the skills or resources to connect their websites to the Internet, so they turned to hosting companies to perform this task. We believe demand for hosting will continue for three reasons:

1.	Smaller companies still do not have in-house resources to manage complicated websites, and they do not want to purchase expensive hardware with scarce capital. Yet they must have an increasingly robust, reliable online presence in order to succeed in today’s market.

2.	Larger companies that do have specialized, dedicated IT resources would rather deploy these resources to more strategic areas of their business rather than managing servers or running a website.

3.	As companies have experienced the benefits of using hosting providers to manage their web sites, they have become more comfortable with the concept of hosting providers managing additional IT services.

Today, the hosting market opportunity extends well beyond its roots and includes a broad continuum of services from simple websites to complex, mission-critical IT applications and support. We believe the trend toward on-demand IT Services is in its infancy and will drive growth over the coming years.

Cloud Computing and Hosting

Cloud computing is one of the most widely discussed topics in IT today. We believe it is also central to the future of the hosting industry and have made it a key element of our hosting strategy. In simple terms, cloud computing refers to pooled computing resources, delivered on-demand, over the Internet. In the same manner that electricity is delivered on-demand from large scale power plants, cloud computing is delivered from large, centralized data centers to businesses all over the world.

Today, our core offering, managed hosting, requires dedicated servers for each customer deployment. Most of these dedicated resources, which are designed to meet peak processing demands, are underutilized during non-peak hours. Cloud technologies allow hosting providers to effectively provision and manage a pool of computing resources (or a “cloud”) across a larger base of customers. Cloud technologies deliver more computing resources to businesses when they need them. At the same time, cloud computing substantially lowers the cost of IT services. We believe these compelling benefits will continue to drive migration from server rooms and corporate data centers to the cloud.

We believe cloud computing is a paradigm shift in IT and we are investing heavily to take advantage of these new technologies. In addition to three acquisitions (Webmail.us, Slicehost, and Jungle Disk), we have built large teams of experts devoted to research and development around these technologies. We view cloud computing as a natural extension of our core hosting offering. We also believe our ability to provide Hybrid Hosting, backed by Fanatical Support, provides us a competitive advantage in the hosting marketplace.

Our Service Suite

We sell a broad suite of hosting and cloud computing offerings, all backed by Fanatical Support.

Dedicated Hosting—Dedicated hosting delivers a customer-specific, dedicated server, located in our secure, business-class data centers. Our customers have full administrator privileges and are responsible for most administrative functions. We provide a customer management portal and other management tools.

•

Managed Hosting—Our core service offering is managed hosting. This service removes the burden of managing the data center, network, hardware devices, and operating system software from the customer. We became an industry leader in the managed hosting category early in our company history, taking standard service expectations in the industry and exceeding them. Customers place high value on the added benefits of managed hosting, and continue to make us their preferred choice for managed hosting. Despite the emergence of cloud computing, we believe managed hosting will remain a key service offering as companies continue to demand dedicated equipment that will meet specific performance or security needs. We remain committed to innovating new products and services and have added several notable services to the core managed hosting offerings.

•

Platform hosting (managed colocation)—Platform hosting serves the demands of highly technical customers who require ordering and provisioning support. Managed colocation customers manage most or all of their software and applications. Some customers supply their own, non-standard hardware. We manage the data centers, networks and some standard hardware devices. Our platform hosting service is often combined with traditional managed hosting, allowing customers the flexibility to customize service levels for each hosting service component.

Cloud Hosting—Our cloud hosting services allow businesses to run their custom applications, similar to managed hosting, but using the new technologies of cloud computing. There are multiple varieties of cloud hosting services that are priced on a pay-per-use basis and that can be quickly and easily scaled up or down on demand. Today we offer Cloud Servers, Cloud Files, and Cloud Sites. Cloud Servers allow customers to purchase “slices” of servers, load their applications onto those virtual servers, and pay only for the capacity they use. Cloud Files allow customers to purchase storage services by the gigabyte. Cloud Sites allow customers to deploy their applications to a cluster of servers that will scale processing on demand and as required by the application. Although these cloud services are emerging technologies and in the early phases of development, they offer the true promise of cloud computing – auto scaling, no hardware or software management, simple deployment.

Cloud Applications—This cloud category, often called “software-as-a-service”, delivers applications provisioned and ready for end-customers to use. These services require limited support from the customer’s IT department, and they remove the IT burden and expense of managing and maintaining software and hardware. We currently offer email, collaboration, and file back-up cloud applications. These cloud applications are priced on a pay-per-use basis, can be purchased and used quickly. Our cloud applications have experienced strong growth over the last year. We believe the future market opportunity for cloud applications will be substantial.

Hybrid Hosting—We believe that traditional dedicated hosting and emerging cloud computing services, when combined, are a powerful solution for IT departments. Each service has specific and unique customer benefits. As a result, we will offer Hybrid Hosting, a suite of dedicated hosting and cloud computing services that can be easily combined to address the changing and diverse needs of our customers today and in the future.

Competition

Given the significant market potential of hosting and cloud computing, we operate in a rapidly evolving and highly competitive environment.

Our principal areas of competition include:

Do-it-Yourself Solutions—Businesses may choose to house and maintain their own IT systems, or use a colocation provider to house IT hardware and provide connectivity. Companies that provide colocation services include AT&T, Equinix, SAVVIS, Switch & Data, and other telecommunications companies. We believe that over time it will be hard for the vast majority of businesses to replicate the capabilities or achieve the low costs of service providers making the do-it-yourself option less attractive.

IT Outsourcing Providers—Businesses may choose to outsource their entire IT systems and staff to an outsourcing provider. Companies that provide IT outsourcing include CSC, EDS, and IBM. Outsourcing has long been an option for only the largest companies due to the cost, complexity and duration of outsourcing contracts. Rarely is this a viable option for small and medium businesses with rapidly changing needs.

Hosting and Cloud Computing Providers—Businesses may choose to use a hosting or cloud computing provider other than us to provide services and support for their IT systems. Competitors include AT&T, Pipex, SAVVIS, Terremark, The Planet, Verio, and others. We also face competition from large Internet companies such as Microsoft, Google, and Amazon, who are making investments in cloud computing today.

Our Approach and Sources of Competitive Advantage

We are focused on creating sustainable competitive advantage in two key areas. First, our vision is to be recognized as one of the world’s great service companies. Since companies must trust their hosting provider with their mission critical IT assets, service reputation is a key selection criterion. Second, we operate with a financial discipline that keeps costs low, thereby generating returns that exceed our cost of capital. While companies will pay a premium for a high level of service, keeping the commodity elements of our business at a low cost is a critical element of success. These two key principles form the foundation of our business model, which includes the following elements:

Fanatical Support—We believe that excellent customer service creates customer loyalty, which in turn leads to higher profits and growth. We call our unique, industry-leading customer service model “Fanatical Support,” because our entire company is focused on going above and beyond expectations in order to delight the customer. Fanatical Support builds loyalty, which in turn delivers three key benefits:

1.	Loyal customers buy more. Customer loyalty increases the tenure of customers and the longer they stay the more they tend to buy from us, leading to higher revenues and a higher revenue per customer ratio.

2.	Loyal customers rarely leave, which means that new customers need not be acquired to fill in the revenue gap left by the departing customers. Furthermore, loyal customers refer other customers. Both help in saving customer acquisition costs and reduce the amount of sales and marketing costs that we need to spend to generate revenue growth.

3.	Loyal customers can be served more cost effectively. After initial provisioning, the average cost of serving a customer is reduced, leading to higher average profits and profit margins over time.

As a measure of customer satisfaction, we use the Net Promoter Score (NPS®), developed by Bain & Company, Inc., Fred Reichheld, and Satmetrix Systems, Inc. to track the likelihood that customers will refer us to friends or colleagues. Surveys are conducted monthly and analyzed to determine areas for improvement. Over time, we have built up a knowledge base of what customers consider “must haves,” what customers would like to see in terms of incremental improvement, and, most importantly, what customers would perceive as “delighters” that create loyalty.

Fanatical Support is a result of our unique culture. Our employees are called Rackers, and are rewarded for going above and beyond to serve customers. The highest form of recognition is the Straightjacket Award, which is given to the employee who best demonstrates Fanatical Support in action. We are also very selective in our hiring process. Our philosophy is that technical and functional literacy can be taught, but personality is ingrained. We strive to hire employees with the personality traits which fit well within our culture and our teams. Periodically, we conduct employee engagement surveys as a measure of cultural health, and reward those managers that create an engaging and high-performance environment. In 2008 and 2009, Fortune magazine ranked us in the top 50 of its list of “100 Best Companies to Work For.” We firmly believe that our unique culture is a point of sustained differentiation, because corporate culture cannot be easily or quickly replicated by competitors.

Hosting and Cloud Computing Specialist—We are focused exclusively on hosting and cloud computing. Modern computing infrastructure is complex and ever-changing, so this specialist focus has allowed the company to build a productized set of services that are repeatable, efficient, high-quality and valuable to customers. Our employees, systems, management practices and organizational processes are tuned to continuously improve our high-volume hosting and cloud computing offerings. Many of our competitors have to balance their hosting and cloud computing lines of business with other areas of focus. These other products and services compete internally for the resources and talent needed to make hosting successful. Our exclusive focus on hosting enables us to more rapidly and accurately deploy, upgrade and scale our systems and services. This focus has generated industry-leading revenue growth, profitability and customer satisfaction.

Broad Suite of Services—We offer an industry-leading breadth of hosting services. Our Hybrid Hosting model allows customers the flexibility to combine both traditional and emerging services for a solution that best addresses their unique IT requirements.

Many hosting providers offer a limited set of services, or rely on third party reselling relationships to complete their hosting portfolio. Our broad service suite allows us to deliver the right offering at the right budget for the customer. Additionally, customers who host their entire environment with us benefit from the simplicity of working with one hosting specialist, rather than managing multiple providers.

Disciplined Use of Capital and Management of Profitability—We have achieved net income profitability since the first quarter of 2004 through focused management of capital and profitability. We use the Economic Value Added model (EVA®) as a tool to help ensure our growth and capital investments create stockholder value. Virtually all capital expenditures are evaluated against this metric using a standard cost of capital. As an example, EVA is calculated for each contract with customers, and as necessary, salespeople will substitute products and services to ensure we can deliver the right mix of value, service, and performance to the customer while still remaining profitable.

We are also very careful with our facility and data center expansion practices. Currently, we sell to businesses in more than 120 countries. Unlike a colocation provider, we do not need to be located near our customers, allowing us to build centralized, cost-optimized facilities with teams of highly-trained staff. We strive to locate our regional facilities and data centers in lower-cost locations, which reduces rent, power and labor costs. We also focus on just-in-time expansion, by either leasing or building sections of data centers in increments so that capital expenditures are more closely matched to revenue growth.

By being careful with capital, we have preserved funds for promising new business ideas such as cloud computing. Over the last 18 months, we have made three acquisitions that have expanded our product set into cloud computing (cloud hosting and cloud applications). We will continue to identify and pursue strategic investments that have the potential to generate savings, enhance our competitive advantage, and increase our capabilities to serve customers.

Economies of Scale—We have achieved a critical mass that generates long term cost advantages. Like any service that moves from distributed to centralized production, scale is a factor in ensuring costs are low enough to drive mass adoption. We are able to generate significant cost advantages based on our large installed customer base and growth profile. We purchase large quantities of computing and data center assets, which allows us to negotiate higher volume pricing contracts. We are also able to make larger R&D investments than many of our smaller competitors due to our ability to spread these costs across a larger base of revenue. We will continue to pursue scale, especially in emerging technologies like cloud computing, where we believe that winning customers and gaining traction yield strategic advantages over time.

Research and Development

For the years ended December 31, 2006, 2007, and 2008, we recognized $2.0 million, $8.6 million, and $10.8 million of research and development expense, respectively. Our research and development efforts are focused on developing new services including:

•	Deployment of new technologies to address emerging trends, such as cloud computing;

•	Development and enhancement of proprietary tools; and

•	Development and enhancement of processes for sales and support.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark and trade secret laws in the U.S., the European Union, and various countries in Asia, South America, and elsewhere, and contractual restrictions to establish and protect certain proprietary rights in our data, applications, and services. We also currently have one patent and no patent applications in the U.S. We have trademarks registered or pending in the U.S., the European Union, and various countries in Asia, South America, and elsewhere for our name and certain words and phrases that we use in our business. We rely on copyright laws to protect software and certain other elements of our proprietary technologies, although to date we have not registered for copyright protection. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technologies.

In addition, we license third-party software and other technologies that are used in the provision of or incorporated into some elements of our services.

Employees

As of December 31, 2008, we employed 2,611 Rackers, a net increase of 590, or 29.2%, relative to the headcount as of December 31, 2007. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

Sales and Marketing

Our service suite is sold via direct sales and through third-party channel partners. Our direct sales model is based on centralized sales teams with leads generated primarily from customer referrals and corporate marketing efforts. This model also includes a centralized enterprise field sales force, which targets select businesses in that segment. Our channel partners include management and technical consultancies, technology integrators, software application providers, and web developers.

Our marketing efforts generate interest and market demand by communicating the advantages of our services and unique support model. Our marketing activities include web-based paid and natural search, participation in technology trade shows, conferences and customer events, advertisements in traditional and electronic (web- and email-based) media, and targeted regional public relations activities.

Our Support Team Structure

Our support teams generally consist of 12 to 20 Rackers, including an account manager who is a customer’s single point of contact and advocate within Rackspace Hosting. Each support team also consists of technical specialists to meet ongoing customer needs.

Financial Information About Geographic Areas

Total net revenues from U.S. operations were $170.5 million, $260.7 million, and $383.5 million for 2006, 2007, and 2008, respectively. Net revenues from operations outside the U.S., substantially all of which was derived from sales by our U.K. operations, were $53.5 million, $101.3 million, and $148.4 million for 2006, 2007, and 2008, respectively.

ITEM IA—RISK FACTORS

Risks Related to Our Business and Industry

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address. As a result, the market price of our common stock may further decline.

Recently general worldwide economic conditions have experienced a deterioration due to credit conditions resulting from the recent financial crisis affecting the banking system and financial markets and other factors, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, the ongoing effects of the war in Iraq and Afghanistan, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for both us and our customers to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our services, which could delay and lengthen our new customer sales cycle and cause existing customers to do one or more of the following:

•	Cancel or reduce planned expenditures for our services;

•	Seek to lower their costs by renegotiating their contracts with us;

•	Move their hosting services in-house; or

•	Switch to lower-priced solutions provided by us or our competitors.

Customer collections are our primary source of cash. We have historically grown through a combination of an increase in new customers and revenue growth from our existing customers. If the current market conditions continue to deteriorate we may experience a substantial decrease in revenue from our customer base, including through reductions in their commitments to us, and/or longer new customer sales cycles. If these events were to occur, we could experience a decrease in revenues and reduction in operating margins. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may record additional charges related to the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations could be materially and adversely affected.

Finally, like many other stocks, our stock price has decreased recently during the onset of the economic downturn. If investors have concerns that our business, financial condition and results of operations will be negatively impacted by a continued worldwide economic downturn, our stock price could further decrease.

If we are unable to manage our growth effectively our financial results could suffer and our stock price could decline.

The growth of our business and our service offerings has strained our operating and financial resources. Further, we intend to continue to expand our overall business, customer base, headcount, and operations. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our operating and financial system capabilities and controls. If our information systems are unable to support the demands placed on them by our growth, we may be forced to implement new systems which would be disruptive to our business. We may be unable to manage our expenses effectively in the future due to the expenses associated with these expansions, which may negatively impact our gross margins or operating expenses. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies, and lost revenue opportunities, which may materially and adversely affect our operating results.

If we overestimate our data center capacity requirements, our operating margins and profitability could be adversely affected.

The costs of construction, leasing, and maintenance of our data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements. Due to the lead time in expanding existing data centers or building new data centers, we are required to estimate demand for our services as far as two years into the future. We currently plan to increase our infrastructure as required through the expansion and addition of data centers in the U.S. and internationally. In contrast to our data centers that we have established to date, several of which were acquired relatively inexpensively as distressed assets of third parties, our current expansion plans may require us to pay full market rates for new data center facilities. If we overestimate the demand for our services and therefore overbuild our data center capacity or commit to long term facility leases, our operating margins could be materially reduced, which would materially impair our profitability.

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

Our network and power supplies and data centers are subject to various points of failure, and a problem with our generators, uninterruptible power supply, or UPS, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for some or all of our customers or equipment damage. Because our hosting services do not require geographic proximity of our data centers to our customers, our hosting infrastructure is consolidated into a few large facilities. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. While data backup services are included in our hosting services, the majority of our customers do not elect to pay the additional fees required to store their backup data offsite in a separate facility. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of vast amounts of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

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

We have experienced interruptions in service in the past, due to such things as power outages, power equipment failures, cooling equipment failures, routing problems, hard drive failures, database corruption, system failures, software failures, and other computer failures. For example, during the fourth quarter of 2007, our data center operations in Grapevine, Texas were impaired for several hours due to separate incidents of simultaneous system failures. The system failures included the loss of our utility delivery systems which were damaged by two separate vehicle-related accidents as well as problems with certain redundant power and cooling systems in the data center. These system failures resulted in downtime for a substantial portion of the servers located in the facility. As a result of this downtime, we extended approximately $3.4 million in credits to our customers and may have suffered damage to our reputation with our customers. While we have not experienced larger than normal customer attrition following these events, the extent of any damage to our reputation is difficult to assess. Although we have taken certain steps to avoid this situation through upgrades to our cooling equipment and other infrastructure, service interruptions due to equipment failures, natural disasters, accidents, or otherwise could still occur and materially impact our business.

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

Because our hosting services are critical to many of our customers’ businesses, any significant disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although we require our customers to sign agreements that contain provisions attempting to limit our liability for service outages, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption or other Internet site or application problems that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition.

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

We provide service level commitments to our customers, which could require us to issue credits for future services if the stated service levels are not met for a given period and could significantly decrease our revenues and harm our reputation.

Our customer agreements provide that we maintain certain service level commitments to our customers relating primarily to network uptime, critical infrastructure availability, and hardware replacement. If we are unable to meet the stated service level commitments, we may be contractually obligated to provide these customers with credits for future services. As a result, a failure to deliver services for a relatively short duration could cause us to issue these credits to a large number of affected customers. In addition, we cannot be assured that our customers will accept these credits in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. Because of the loss of future revenues through these credits, potential customer loss and other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our customers.

If we are unable to maintain a high level of customer service, customer satisfaction and demand for our services could suffer.

We believe that our success depends on our ability to provide customers with quality service that not only meets our stated commitments, but meets and then exceeds customer service expectations. If we are unable to provide customers with quality customer support in a variety of areas, we could face customer dissatisfaction, decreased overall demand for our services, and loss of revenues. In addition, our inability to meet customer service expectations may damage our reputation and could consequently limit our ability to retain existing customers and attract new customers, which would adversely affect our ability to generate revenue and negatively impact our operating results.

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

A substantial amount of our past revenue growth was derived from purchases of service upgrades by existing customers. Our costs associated with increasing revenues from existing customers are generally lower than costs associated with generating revenues from new customers. Therefore, a reduction in the rate of revenue increase from our existing customers, even if offset by an increase in revenues from new customers, could reduce our operating margins.

Any failure by us to continue attracting new customers or grow our revenues from existing customers could have a material adverse effect on our operating results.

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

Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, and teamwork fostered by our culture, and our operating results may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. If we implement more complex organizational management structures because of growth or other structural changes, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future operating results. In addition, being a public traded company may create disparities in personal wealth among our employees, which may adversely impact relations among employees and our corporate culture.

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

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, especially Graham Weston, our Chairman, and A. Lanham Napier, our President and Chief Executive Officer. We do not have employment agreements with any members of our management team, including Messrs. Weston and Napier, nor do we maintain key man insurance on any of our management team, although we have recently begun the application process to acquire key man insurance for Mr. Napier.

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

We do not own the facilities occupied by our current data centers, but occupy them pursuant to commercial leasing arrangements. The initial terms of our existing data center leases expire over a period ranging from 2009 to 2027, with each having at least one renewal period of no less than three years, except two of our data centers located in the U.K., which have no contractual renewal terms. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

In connection with this lease, we also entered into a Master Economic Incentives Agreement with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate employee base requirement of 4,500 jobs by December 31, 2012. In addition, the agreement requires that the median compensation of those employees be no less than $51,000 per year. In exchange for meeting these employment obligations, the parties agreed to enter into the lease structure, pursuant to which, as a lessee of the Windcrest Economic Development Corporation, we will not be subject to most of the property taxes associated with the property for a 14 year period. If we fail to meet these job creation requirements, we could lose a portion or all of the tax benefit being provided during the 14-year period by having to make payments in lieu of taxes (PILOT) to the City of Windcrest. The amount of the PILOT payment would be calculated based on the amount of taxes that would have been owed for that period if the property were not exempt, and then such amount would be adjusted pursuant to certain factors, such as the percentage of employment achieved compared to the stated requirements.

Further, we entered into an agreement with the State of Texas under which we have received $5.0 million, and could receive up to an additional $17.0 million in state enterprise fund grants in three subsequent installments on the condition that we meet certain employment levels each year, with a requirement that we ultimately create at least 4,000 new jobs in the State of Texas paying an average compensation of at least $56,000 per year (subject to a 2% per year increase commencing in 2009) by December 31, 2012. We must sustain these jobs through December 31, 2018. To the extent we fail to meet these requirements, we would be required to repay all or a portion of the grants plus interest.

In October 2008, we received a grant in partnership with the State of Texas and Alamo Community College District, which will provides us the opportunity to be reimbursed for up to $4.7 million for certain training expenses conducted through Alamo Community College over the next three years. In order to fulfill our requirements, we must meet the employment requirements defined in the grant with the State of Texas from the state enterprise fund.

In the current economic environment, unless we are able to modify the terms of our agreements, it is probable we will not fulfill the job creation requirements levels for the end of 2009. We are currently seeking to modify all such agreements. The loss of any anticipated tax benefits or grants described above or the repayment of the grant funds from the State of Texas could have a material adverse effect on our liquidity or results of operations.

We have significant debt obligations that include restrictive covenants limiting our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness and adversely affect our financial position and operating results.

As of December 31, 2008, outstanding indebtedness under our credit facility totaled $200.0 million, with an outstanding letter of credit of $0.8 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owing under our credit facility. As of December 31, 2007, we were not in compliance with the fixed charge coverage ratio covenant. However, we received a waiver from the financial institution in April 2008, and, as of December 31, 2008, we are in compliance with the covenants.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, which totaled approximately $89.7 million as of December 31, 2008. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During 2008, we paid approximately $13.2 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically risen with general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed price utilities contracts. If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk.

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

Our current and potential competitors vary by size and service offerings and by geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

•	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, SAVVIS, Switch & Data, and telecommunications companies;

•	IT outsourcing providers such as CSC, EDS, and IBM;

•	Hosting providers such as AT&T, Pipex, SAVVIS, Terremark, The Planet, and Verio; and

•	Large Internet companies such as Microsoft, Google, and Amazon.

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

We primarily rely on copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies, although to date we have not registered for copyright protection. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We also currently have one patent issued and no patent applications pending in the U.S. Our patent may be contested, circumvented, found unenforceable or invalidated.

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

We converted our billing system to a new third party billing software in January 2009. This new billing software required the migration of large amounts of customer data and the implementation of new billing processes. The migration of customer and billing data to our new billing system could still result in the loss of, or inaccuracies in, customer data that could cause us to issue inaccurate invoices to our customers, which could harm our reputation. Unforeseen difficulties in the implementation of this billing system could hinder our ability to generate customer invoices, which could lead to longer customer payment cycles, which could materially affect our cash flows.

We have and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We prepare our financial statements to conform to GAAP. These accounting principles are subject to interpretation by the SEC and various other bodies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R), which became effective for fiscal periods beginning after June 15, 2005 and requires that employee share-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS 123(R), our operating results in 2006, 2007, and 2008 reflect share-based compensation expenses that are reflected in prior periods using a different methodology, making it more difficult for investors to evaluate our 2006, 2007 and 2008 operating results relative to prior periods.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008 and the price of our common stock has fluctuated substantially since then and may fluctuate substantially in the future.

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between September 30, 2008 and January 31, 2009, the closing trading price of our common stock was very volatile, ranging between $4.51 and $9.77 per share, including single-day increases of up to 13.2% and declines up to 14.7%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this annual report on Form 10-K.

Contractual lock-up restrictions on the sale of approximately 99 million shares held by certain stockholders expired on February 3, 2009 and to the extent a stockholder is not an affiliate, its shares are now eligible for sale without restriction. Affiliate sales are subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding common stock or our average weekly trading volume during any three-month period. Shares held by Weston, Norwest, Sequoia, and certain other parties will be subject to such requirements to the extent they are deemed to be our “affiliates” as that term is defined in Rule 144. Additionally, Weston, Norwest and Sequoia possess registration rights with respect to the shares of our common stock that they hold. If they choose to exercise such rights, their sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our common stock may decline.

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

ITEM IB—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Office Space

As of December 31, 2008, we leased approximately 415,000 square feet of office space located in the U.S., the U.K., the Netherlands, and Hong Kong used for customer service, operations, sales, corporate and administrative functions. Our corporate headquarter facility is located in the U.S. in San Antonio, Texas and has approximately 67 acres of land and a 1.2 million square foot facility which had been previously vacated. We have remodeled and are currently using approximately 85,000 square feet of office space. This facility will continue to be remodeled as needed to facilitate future growth and office requirements. Besides the corporate headquarters, we have additional U.S. office locations in Texas, Virginia, Missouri and Georgia.

Data Centers

As of December 31, 2008, we leased eight data centers with approximately 134,900 technical square feet located in the U.S., the U.K., and in Hong Kong. The four data centers in the U.S are located in Texas and Virginia. In January 2009, we completed the build out of a data center in Texas and added approximately 22,600 technical square feet. In February 2009, we entered into an agreement to lease approximately 11,000 technical square feet in a facility in Virginia, which should begin operations in the third quarter of 2009.

We believe that our existing office space and data center facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future to meet our anticipated needs.

ITEM 3—LEGAL PROCEEDINGS

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “RAX” beginning on August 8, 2008. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low closing prices for our common stock for the periods indicate, as reported by the New York Stock Exchange.

	2008
	High	Low
Third quarter (from August 8, 2008)	$11.71	$8.24
Fourth quarter	$8.33	$4.79

The last reported sale price for our common stock on the New York Stock Exchange was $5.31 per share on February 27, 2009.

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board.

Stockholders

As of February 26, 2009, there were 477 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 7, 2008 (the date of our initial public offering, or IPO) and December 31, 2008, with the cumulative total return of (i) the Russell 2000 Index and (ii) the Nasdaq Internet Total Return Index, over the same period. This graph assumes the investment of $100 on August 7, 2008 in our common stock at our IPO offering price of $12.50 per share, the Russell 2000 Index and the Nasdaq Internet Total Return Index, and assumes the reinvestment of dividends, if any. We are currently included in the Russell 2000 Index. The Nasdaq Internet Total Return Index consists of U.S. listed companies engaged in internet-related businesses.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Recent Sales of Unregistered Securities

Sales of Unregistered Securities

On November 25, 2008, we paid 330,250 shares of our common stock to the sole stockholder of Jungle Disk, Inc. as partial merger consideration for our acquisition of Jungle Disk, Inc. on October 22, 2008. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

In our prospectus for the IPO, we anticipated making aggregate capital expenditures of approximately $335 million in 2008, $160 million of which was expected to be allocated for construction contracts for our new corporate headquarters in the San Antonio, Texas area and expansion of data center facilities in the U.S. and the U.K., with the remaining $175 million expected to be allocated for purchases of IT equipment. In our earnings release for the third quarter of 2008 dated November 5, 2008, we reduced our anticipated aggregate capital expenditure estimate for 2008 to $270 million. Our actual capital expenditures for 2008 were approximately $260 million. We anticipate making aggregate capital expenditures between $105 million and $160 million in 2009, primarily for customer gear. However, we may still accelerate or postpone those expenditures to align our asset base with the need to support our customers and to exploit opportunities to acquire assets. In addition we most likely will make earnout payments of up to $16.5 million related to our recent acquisitions. The timing and amount of our actual expenditures are based on many factors, including cash flows from operations and the anticipated growth of our business.

Pending the use of the remaining proceeds, we have invested the net proceeds in short-term, highly liquid, interest-bearing, money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6—SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this document. The selected consolidated financial data in this section are not intended to replace the financial statements and is qualified in its entirety by the consolidated financial statements and related notes thereto included elsewhere in this document.

The statements of income and cash flow data for the fiscal years ended December 31, 2006, 2007, and 2008 and the balance sheet data as of December 31, 2007 and 2008 have been derived from our audited consolidated financial statements, which have been audited by KPMG, LLP, independent registered public accounting firm, and included elsewhere in this document. The statements of income data for the years ended December 31, 2004 and 2005 and the balance sheet data as of December 31, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements, which have been audited by KPMG, LLP, independent registered public accounting firm, and are included in the prospectus for our initial public offering. Historical results are not necessarily indicative of future results. The unaudited selected consolidated financial data set forth below include, in the opinion of management, all adjustments, which are normal recurring in nature, that are necessary for a fair presentation of the information set forth therein. See note 3 to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income per common share.

	Years Ended December 31,
(In thousands, except per share data)	2004	2005	2006	2007	2008
Net revenues	$86,763	$138,768	$223,966	$362,017	$531,933
Costs and expenses:
Cost of revenues	28,934	40,987	64,889	118,225	172,583
Sales and marketing	14,999	21,837	35,667	53,930	80,323
General and administrative	22,725	38,968	59,832	102,777	148,706
Depreciation and amortization	12,471	20,193	32,335	56,476	90,172

Total costs and expenses	79,129	121,985	192,723	331,408	491,784

Income from operations	7,634	16,783	31,243	30,609	40,149

Other income (expense):
Interest expense	(612)	(808)	(1,095)	(3,643)	(8,229)
Interest and other income	270	633	572	828	768

Total other income (expense)	(342)	(175)	(523)	(2,815)	(7,461)

Income before income taxes	7,292	16,608	30,720	27,794	32,688
Income taxes	2,467	5,836	10,900	9,965	10,985

Net income from continuing operations	$4,825	$10,772	$19,820	$17,829	$21,703

Net income (loss) from discontinued operations	$3,083	$—	$—	$—	$—

Net income	$7,908	$10,772	$19,820	$17,829	$21,703

Net income per share from continuing operations
Basic	$0.06	$0.12	$0.20	$0.18	$0.20

Diluted	$0.05	$0.11	$0.19	$0.17	$0.19

Balance sheet data
Cash and cash equivalents	$7,288	$8,022	$8,374	$24,937	$238,407
Total assets	56,012	83,645	132,983	301,813	685,261
Long term obligations	8,344	8,417	16,391	96,213	283,053
Total stockholders’ equity	29,259	46,713	70,490	96,873	269,684

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this document.

Overview of our Business

Rackspace Hosting, Inc. is a world leader in hosting and cloud computing. Our growth is the result of our commitment to serving our customers, known as Fanatical Support®, and our exclusive focus on hosting and cloud computing. We have been successful in attracting and retaining thousands of customers and in growing our business. We are a pioneer in an emerging category, hybrid hosting, which combines the benefits of both traditional dedicated hosting and cloud computing. We are committed to maintain our service-centric focus and will follow our vision to be considered one of the world’s greatest service companies.

We offer services to support websites, web-based IT systems, and computing as a service. The equipment required (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) to deliver services is typically purchased and managed by us. Rackspace offers a full suite of hosting services, including managed hosting, email hosting, as well as emerging services such as cloud hosting.

We sell our services to small and medium-sized businesses as well as large enterprises. During 2008, 27.9% of our net revenues were generated by our operations outside of the U.S., mainly from the U.K. Late in 2008, we also began operations of a Hong Kong data center and a sales office, which generated minimal revenue in 2008. Our growth strategy includes among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. In 2008, no individual customer accounted for greater than 1% of our net revenues.

As we grow our business, we believe our operations are exposed to certain risks and uncertainties, which could negatively impact our operating results and financial condition. See the section entitled “Risk Factors” for further discussion of these risks.

General Economic Conditions: The global economy is currently experiencing a significant contraction, with a lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could significantly and adversely affect our net revenues, results of operations and financial condition. We may also experience increased churn by customers that already use our services, or customers may downgrade their current level of service in response to slower or declining growth in their businesses. Further, bankruptcies or similar events by our customers may cause us to incur bad debt expense at levels higher than historically experienced.

Expanding and maintaining our talent base: We rely heavily on knowledgeable and experienced employees to provide a high level of service on a continuous basis in a complex technology-driven environment. This requires us to hire and retain professionals, many of whom may have employment opportunities elsewhere. We may have to adjust compensation in the future to remain competitive in the market for talent which may increase our cost structure.

New markets and service offerings: We are expanding our geographic footprint and are in the process of developing and acquiring new services. Those new ventures may not yield the returns that we expect and we may incur development costs beyond what we expect today. Delays or unexpected costs may decrease margins temporarily or permanently.

How We Earn Revenue and Measure Growth

Our subscription-based business model generates almost all of our revenues on a recurring basis. Our customers pay us a recurring fee based on the size and complexity of the IT systems we manage and the level of service intensity we provide, pursuant to service agreements that typically provide for monthly payments. Our cloud business offers pay-as-you go services that are earned and recognized as the services are provided. Recurring revenues are reduced by credits issued to customers, primarily for service interruptions, and also include revenues related to customers who have cancelled their service. A minor portion of our revenues are non-recurring, which includes certain usage charges, set-up fees, and professional services. Net revenues for the years ended December 31, 2006, 2007 and 2008 were $224.0 million, $362.0 million and $531.9 million, respectively, representing year-over-year increases of 61.6% in 2007 and 46.9% in 2008. Recurring and non-recurring revenues represented 96.6% and 3.4% of our total revenues in 2008.

Our revenue growth is primarily due to increased volume of services provided, both due to an increasing number of customers and incremental services rendered to existing customers, as well as a broader suite of hosting services acquired through acquisitions and research and development activities. “Growth in installed base” is a metric we use to measure the growth of revenue derived only from our existing customer base.

The growth in installed base metric consists of “net upgrades” minus defection “churn”. Net upgrades measure the incremental monthly recurring revenues from customer upgrades less downgrades as a percentage of total monthly recurring revenues. Churn measures the reduction of monthly revenues as a percentage of total monthly recurring revenues due to customer terminations. Terminations typically result from customers who (i) no longer need hosting services, (ii) are unable to pay for hosting services, (iii) decide to provide their services in-house, or (iv) switch to another hosting provider. For the year ended December 31, 2008, our average monthly growth in installed base was 0.6%.

We measure net upgrades at the time a customer changes services with us and we measure churn in the month we stop providing services to the customer. Net upgrades and churn are expressed as percentage increases (decreases) in the contractual monthly recurring fee associated with a service agreement for a given customer.

Our net revenues are denominated in U.S. dollars as well as other foreign currencies including the pound sterling, the Euro, and Hong Kong dollars. Changes in related currency exchange rates may affect our net revenues. The decrease in net revenues, due to foreign currency fluctuations, was approximately $12.7 million, or 2.4% in 2008.

Nature of Our Operating Expenses

Our operating expense categories include cost of revenues, sales and marketing, general and administrative, and depreciation and amortization.

Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, commissions, bonuses, vacation, benefits, and share-based compensation. We had 2,021 and 2,611 employees as of December 31, 2007 and 2008, respectively. The year-over-year increases were primarily attributable to increases in our sales and customer support teams. To maintain our service focus, our support teams have grown in proportion to the growth of our business. Our headcount is expected to increase in 2009, but we expect that our sales and support organizations will realize efficiencies in 2009 as a result of current operational excellence initiatives.

Cost of revenues primarily consists of employee related costs of our customer support teams and data center employees, as well as the costs to operate our data centers. The majority of our data center costs vary with the volume of services sold and include: power, bandwidth, and rent; costs associated with licenses; and costs related to maintenance and the replacement of IT equipment components. Our contracts with network operators for bandwidth capacity generally commit us to pay a monthly fee based on usage. Our data centers rely on local and regional utility companies as their primary source of power. We enter into contracts with software providers that allow us to provide licenses to our customers. Our arrangements with these software vendors are typically one to three years in length and we generally pay a fixed fee per license.

Sales and marketing activities are directed toward both the acquisition of new customers and increasing our business with existing customers. We pay commissions to our sales representatives generally upon execution of a service agreement. Sales and marketing expense also includes compensation to our channel partners. Marketing expenditures are intended to communicate the advantages of our services and to generate customer demand. The majority of our marketing expenditures relate to lead generation through pay-per-click placements on major Internet search engines.

General and administrative activities are comprised of employee related costs, professional fees, general corporate costs and overhead. In 2008, we invested in our administrative infrastructure and personnel to support our continued growth and expenses related to becoming a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, implementation costs for Sarbanes-Oxley certification and compliance with Section 404, investor relations expense, and higher insurance premiums. In the third and fourth quarters of 2008, we began to scale our administrative costs with a focus on operational excellence projects, process improvement initiatives and decreased discretionary spending.

Depreciation and amortization expense includes amortization of leasehold improvements associated with our data centers and corporate facilities, as well as depreciation of our data center infrastructure and equipment. Amortization expense is also comprised of the amortization of our customer based intangible assets related to acquisitions, internally developed technology, and software licenses purchased from third-party vendors.

Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the pound sterling, the Euro, and Hong Kong dollar. Changes in related currency exchange rates may affect our operating results. The decrease in operating expenses, due to foreign currency fluctuations, was approximately $9.9 million, or 2.0% in 2008.

Capital Expenditures

Our capital expenditures primarily relate to customer gear, data center infrastructure, corporate office build-outs, and internally developed software and other projects. Each category is defined below:

Customer gear—Includes servers, firewalls, load balancers, cabinets, switches, backup libraries, storage arrays and drives and network cabling.

Data center infrastructure—Includes generators, uninterruptible power supplies or UPS, power distribution units, mechanical and electrical plants, chillers, raised floor and other building improvements.

Corporate office build-outs—Includes demolition, raised floor, chillers, furniture and general building improvements.

Internally developed software and other—Includes salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects, and other projects that meet the criteria for capitalization.

In 2008, we expended cash or entered into lease arrangements for the purchase of customer gear of $105.6 million, data center infrastructure costs of $79.8 million, corporate office build-outs of $41.2 million and $24.2 million related to internally developed software and other capitalized projects. In 2009, we expect to have capital expenditures between $105 million and $160 million in the aggregate consisting of $75-$100 million for customer gear, $10-$25 million for data center infrastructure costs, $10-$15 million for office build-outs, and $10-$20 million for capitalized software and other projects.

Our data center infrastructure is built to accommodate future revenue growth. While we try to minimize the amount of excess capacity, we consider appropriate lead times for these build outs, which requires us to build capacity ahead of actual revenue growth. We also strive to align our investment in data center infrastructure with our revenue growth to keep utilization rates high. We measure our utilization rate as the power being consumed by all electrical equipment relative to the total available capacity in our data centers. We pursue a modular build out strategy within our data centers that expands the operational footprint when needed. From time to time, we will be required to make significant investments in new data centers or enter into long-term facility leases to support expected growth beyond our ability to build out additional modules in existing facilities.

Generally, our recurring revenue model and our just-in-time approach to resource allocation lead to relatively stable margins over time. However, funding needs may increase and margins will likely decrease in periods when we make large investments in our future. Such investments may be made in connection with data center and office expansion, as well as significant product and market development initiatives. We made such investments in 2007 and continued to make similar investments in 2008.

In February 2009, we entered into an agreement with a subsidiary of Dupont Fabros Technology, a leading owner, developer, operator and manager of wholesale data centers in the U.S. to lease a portion of its data center facility. The lease is for 11,000 square feet of technical floor space, and we expect it to be online in the third quarter of 2009. This data center facility will be able to service our expected growth while providing additional geographic redundancy to new and existing customers. We expect to have lower initial capital investments in our data center projects that include third-party infrastructure management for data center facilities, and we anticipate continuing to pursue similar arrangements. If market conditions should change and distressed assets become available, we may alter this approach in the future.

Key Metrics

We carefully track several financial and operational metrics to monitor and control our growth, financial performance, and capacity. Our key metrics are structured around growth, profitability, capital efficiency, infrastructure capacity, and utilization. The following data should be read in conjunction with the consolidated financial statements, the notes to the financial statements and other financial information included in this Annual Report on Form 10-K.

	Years Ended
(Dollar amounts in thousands, except as noted)	December 31, 2006	December 31, 2007	December 31, 2008
Growth
Managed hosting customers at period end	12,016	15,454	18,480
Cloud customers at period end*	661	13,739	34,820

Number of customers at period end	12,677	29,193	53,300
Managed hosting, net revenues	$223,656	$356,519	$506,855
Cloud, net revenues	$310	$5,498	$25,078

Net revenues	$223,966	$362,017	$531,933
Revenue growth (year over year)	61.4%	61.6%	46.9%
Net upgrades (monthly average)	2.4%	2.5%	1.8%
Churn (monthly average)	-0.9%	-0.9%	-1.2%

Growth in installed base (monthly average)	1.5%	1.6%	0.6%
Number of employees (Rackers) at period end	1,234	2,021	2,611
Number of servers deployed at period end	26,258	36,692	47,518

Profitability
Income from operations	$31,243	$30,609	$40,149
Depreciation and amortization	$32,335	$56,476	$90,172
Share-based compensation expense
Cost of revenues	$83	$433	$2,465
Sales and marketing	$156	$598	$2,141
General and administrative	$851	$3,221	$10,411

Total share-based compensation expense	$1,090	$4,252	$15,017

Adjusted EBITDA (1)	$64,668	$91,337	$145,338

Adjusted EBITDA margin	28.9%	25.2%	27.3%
Operating income margin	13.9%	8.5%	7.5%
Income from operations	$31,243	$30,609	$40,149
Effective tax rate	35.5%	35.9%	33.6%

Net operating profit after tax (NOPAT) (1)	$20,152	$19,620	$26,659
NOPAT margin	9.0%	5.4%	5.0%

Capital efficiency and returns
Interest bearing debt	$19,324	$111,451	$300,413
Stockholders’ equity	$70,490	$96,873	$269,684
Less: Excess cash	$—	$—	$(200,620)

Capital	$89,814	$208,324	$369,477
Average capital base **	$69,720	$144,783	$292,238
Capital turnover (annualized) **	3.21	2.50	1.82
Return on capital (annualized) (1) **	28.9%	13.6%	9.1%

Capital expenditures
Purchases of property and equipment, net	$54,807	$140,383	$165,396
Vendor financed equipment purchases	$18,825	$44,149	$85,490

Total capital expenditures	$73,632	$184,532	$250,886
Customer gear	$59,275	$85,162	$105,606
Data center build outs	$1,057	$38,239	$79,820
Office build outs	$1,215	$35,383	$41,214
Capitalized software and other projects	$12,085	$25,748	$24,246

Total capital expenditures	$73,632	$184,532	$250,886

Infrastructure capacity and utilization
Technical square feet of data center space at period end	91,905	114,749	134,923
Annualized net revenue per average technical square foot (actual dollar amounts) **	$2,586	$3,604	$4,189
Utilization rate at period end	56.7%	60.9%	70.4%

*	December 31, 2008 amounts include customers resulting from the Slicehost acquisition.

**	Certain adjustments have been made to the key metrics for the year ended December 31, 2007 in order to conform to the current year’s presentation.

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures included within this document.

Executive Overview

To aid in understanding our operating results for the periods covered by this report, we have provided an executive overview and a summary of the significant events that affected the most recent fiscal year. These sections should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in Item 7, our “Risk Factors” section included in Item 1A of Part I, and our audited consolidated financial statements and notes included in Item 8 of Part II of this report.

Our 2008 performance was the result of a combination of strong market demand for our hosting services as well as our focused execution on our growth strategy. We continued to experience high revenue growth rates with year-over-year increases in our managed hosting business of 42.2% and over triple digit growth in our cloud computing business. As of December 31, 2008, we served over 53,000 customers running on over 47,500 servers within our data centers in the U.S., the U.K., and Hong Kong, which represented incremental increases in each category as compared to 2007. In addition, we concentrated on the cost structure of our business and scaled certain investments. During 2008, we implemented a series of operational excellence initiatives. These initiatives are intended to strengthen our information systems and processes throughout our organization to support our continued growth. These initiatives will continue in 2009.

In 2008, we continued to grow our business, but did experience slower revenue growth in the third and fourth quarters. While we reported solid results for 2008, our business was impacted by the global macroeconomic conditions and the slowdown in IT spend by many companies. We believe that our hosting services provide customers with a mission critical service and add value to their business. We believe this, along with our focus on providing a superior service to our customers and our ability to offer our customers a suite of hosting solutions, will continue to differentiate us from our competitors and enable us to gain market share in a more constrained spending environment.

As of December 31, 2008, we held $238.4 million in cash and money market funds. We believe that this positions us well to purchase capital equipment to grow our business and capitalize on strategic acquisitions. Additionally, we expect to continue to make significant investments that are designed to enhance our business fundamentals and enable us to provide a better overall experience for our customers, which we believe will lead to greater profit over time. This is evidenced by our recently completed acquisitions of Jungle Disk and Slicehost, which are examples of our strategic use of cash.

The highlights and significant events of 2008 and the impact on our operating results compared to 2007 were as follows:

Net Revenues—Net revenues increased $169.9 million, or 46.9%, to $531.9 million in 2008, compared to 2007. The growth rate was impacted by the broader economic environment as well as a strengthening U.S. dollar relative to the pound sterling. Our growth rate was negatively affected by approximately 3.5% due to the appreciation of the U.S. dollar to the pound sterling. During 2008, we experienced a monthly average churn rate of 1.2%, which slightly increased from 0.9% for 2007. Overall, our installed base continued to provide a portion of our growth in 2008, growing at an average rate of 0.6% per month.

Income from Operations—Income from operations increased $9.5 million to $40.1 million in 2008, compared to $30.6 million in 2007. Income from operations increased as a result of higher revenue, partially offset by an increase in operating expenses. Operating income margin was 7.5% in 2008 as compared to 8.5% in 2007. The decrease in operating income margin was primarily attributable to increases in operating expenses as a percentage of net revenues. Such increases were largely due to investments and the incremental number of Rackers hired to support our future growth primarily in our sales organization and our customer support groups. Additionally, operating income margin decreased due to continued spend on advertising and internet related marketing expenditures, costs of becoming a public company and the overall growth in our business operations.

Adjusted EBITDA -Adjusted EBITDA increased $54.0 million to $145.3 million in 2008, compared to $91.3 million in 2007, or 59.1%. Adjusted EBITDA as a percentage of revenue was 27.3% in 2008 as compared to 25.2% in 2007. See below for a discussion of Adjusted EBITDA, a non-GAAP financial measure.

Net Income and Net Income per Share.—Net income was $21.7 million, or $0.19 per share on a diluted basis in 2008, compared to net income of $17.8 million, or $0.17 per share on a diluted basis in 2007. As a result, net income increased 21.9% from 2007 to 2008. The increase in net income in 2008 was primarily attributable to revenue growth and an increase in income from operations as discussed above. The increase in income from operations was partially offset by higher net interest and other income along with higher income tax expense in 2008.

Other Financial Highlights—As of December 31, 2008, we had $37.8 million in cash deposits and $200.6 million in money market funds. Our debt obligations totaled $300.4 million. Of those, $210.7 million were related to current and non-current debt, and $89.7 million were related to obligations under capital and finance method leases. As of December 31, 2008, we had access to an additional $44.2 million under our current credit facility.

Significant Events

Our suite of hosting solutions have been enhanced with our additional investments in the cloud. In 2008, we invested $2.5 million on cloud research and development activities and $11.5 million on acquisitions. During the third quarter of 2008, we acquired Jungle Disk, a company specializing in cloud storage solutions, and Slicehost, a cloud hosting company. These acquisitions are a result of our cloud computing strategy, and extend Rackspace’s technology and service leadership to cloud computing. As a result of these acquisitions and internally developed technology, we now offer a suite of cloud services which offer shared server and storage devices that allow customers to scale up or down on demand.

We continue to invest in our cloud computing business and believe it is a critical part of our future success. Cloud computing continues to emerge as a new technology, with high adoption rates and investment. The tightening economy means businesses have a greater need to get value for money, which is one of the primary benefits of cloud computing. It enables businesses to match costs directly to revenues to scale up and down as necessary.

We believe that cloud computing does not replace traditional dedicated hosting offerings, but rather complements it. Certain customers will always need security requirements, flexibility, performance or control which preclude the cloud. In those cases, a hybrid hosting solution involving both cloud computing and dedicated hosting is a viable alternative.

Also in 2008, we continued to focus on growth in new geographies with the addition of a data center and sales office in Hong Kong, and made significant investments in the U.S. and U.K. We will continue to do the same in 2009 provided the economic conditions support growth in these geographies.

During 2008, we added an approximate net 20,000 technical square feet of data center space, which primarily included the following:

•	Addition of approximately 6,500 technical square feet in our new Hong Kong data center in August 2008, as part of our expansion efforts into the Asia Pacific region.

•	Addition of approximately 18,700 technical square feet at our Slough, U.K. data center.

•	Reduction due to migration of 6,000 technical square feet from colocation facilities to our Slough, U.K. data center.

In January 2009, we completed the last phase of our data center build out at our Grapevine, Texas data center. The completion of this phase increased the total available technical square feet by 22,600.

In February 2009, Rackspace and Grizzly Ventures LLC, a subsidiary of DuPont Fabros Technology, Inc. entered into an agreement to lease 11,000 square feet of technical square feet in a data center facility located in Virginia. We expect the facility to begin operations in the third quarter of 2009.

We believe these strategic investments in the cloud, new geographies and data centers, position us well for the future. However, if hosting market trends and emerging markets such as the cloud do not perform as anticipated, and if there is reduced demand for our services, our expected rate of revenue growth could be materially impacted. Continued revenue growth depends on the introduction and market acceptance of new hosting services and continued market demand for our current hosting services. We will continue to invest in Rackers, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will result in achieving our financial objectives.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital (ROC) as follows:

ROC	= Net Operating Profit After Tax (NOPAT)
Average Capital Base

NOPAT = Income from operations x (1 – Effective tax rate)

Average Capital Base = Average of (Interest bearing debt + stockholders’ equity - excess cash) = Average of (Total assets – excess cash - accounts payables and accrued expenses – deferred revenues – other non-current liabilities)

We define excess cash as our investments in money market funds. Average balances for the total year are based on a five quarter average calculated using the period end balance and the four previous quarter ending balances.

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

ROC decreased from 28.9% in 2006 to 13.6% in 2007 to 9.1% in 2008. These decreases were due to a proportionately larger increase in the average capital base compared to the increase in income from operations over the same time period. Included in the average capital base for 2008 are capital expenditures related to our new corporate headquarter facility and data centers that were or are in the process of being built out. Return on assets decreased from 18.7% in 2006 to 8.5% in 2007 to 4.5% in 2008 due to the significant investments over these time periods. In addition, the second half of 2008 had higher cash and cash equivalent balances due to our IPO in August 2008, and a draw on our revolving credit facility resulting from the uncertainty in the credit markets.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Years Ended December 31,
(In thousands, financial metrics)	2006	2007	2008
Income from operations	$31,243	$30,609	$40,149
Effective tax rate	35.5%	35.9%	33.6%

Net operating profit after tax (NOPAT)	$20,152	$19,620	$26,659
Net income	$19,820	$17,829	$21,703
Average total assets	$105,770	$210,606	$487,183
Less: Average excess cash	$—	$—	$(87,208)
Less: Average accounts payable and accrued expenses	$(24,366)	$(47,352)	$(74,640)
Less: Average deferred revenues (current and non-current)	$(7,522)	$(13,188)	$(19,538)
Less: Average other non-current liabilities	$(4,162)	$(5,283)	$(13,559)

Average capital base	$69,720	$144,783	$292,238

Return on assets (Net income/Average total assets)	18.7%	8.5%	4.5%
Return on capital (NOPAT/Average capital base)	28.9%	13.6%	9.1%

Adjusted EBITDA (Non-GAAP financial measure)

We use Adjusted EBITDA as a supplement measure to review and assess our performance. We define Adjusted EBITDA as Net Income, less Total Other Income (Expense), plus Income Taxes, Depreciation and Amortization, and non-cash charges for share-based compensation.

Adjusted EBITDA is a metric that is used in our industry by the investment community for comparative and valuation purposes. We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

Note that Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP) and should not be considered a substitute for operating income, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. See our Adjusted EBITDA reconciliation below.

	Years Ended December 31,
(In thousands)	2006	2007	2008
Net income	$19,820	$17,829	$21,703
Less: Total other (income) expense	$523	$2,815	$7,461
Plus: Income taxes	$10,900	$9,965	$10,985
Plus: Depreciation and amortization	$32,335	$56,476	$90,172
Plus: Share-based compensation expense	$1,090	$4,252	$15,017

Adjusted EBITDA	$64,668	$91,337	$145,338

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Years Ended December 31,
(In thousands)	2006	2007	2008
Net revenues	$223,966	$362,017	$531,933
Costs and expenses:
Cost of revenues	64,889	118,225	172,583
Sales and marketing	35,667	53,930	80,323
General and administrative	59,832	102,777	148,706
Depreciation and amortization	32,335	56,476	90,172

Total costs and expenses	192,723	331,408	491,784

Income from operations	31,243	30,609	40,149

Other income (expense):
Interest expense	(1,095)	(3,643)	(8,229)
Interest and other income (expense)	572	828	768

Total other income (expense)	(523)	(2,815)	(7,461)

Income before income taxes	30,720	27,794	32,688
Income taxes	10,900	9,965	10,985

Net Income	$19,820	$17,829	$21,703

Consolidated Statements of Income, as a Percentage of Net Revenues:

	Years Ended December 31,
(Percent of net revenues)	2006	2007	2008
Net revenues	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenues	29.0%	32.7%	32.4%
Sales and marketing	15.9%	14.9%	15.1%
General and administrative	26.7%	28.4%	28.0%
Depreciation and amortization	14.4%	15.6%	17.0%

Total costs and expenses	86.1%	91.5%	92.5%

Income from operations	13.9%	8.5%	7.5%

Other income (expense)
Interest expense	-0.5%	-1.0%	-1.5%
Interest and other income (expense)	0.3%	0.2%	0.1%

Total other income (expense)	-0.2%	-0.8%	-1.4%

Income before income taxes	13.7%	7.7%	6.1%
Income taxes	4.9%	2.8%	2.1%

Net Income	8.8%	4.9%	4.1%

Due to rounding, totals may not equal the sum of the line items in the table above.

Years ended December 31, 2007 and December 31, 2008

Net Revenues

Our net revenues were $362.0 million during 2007 and $531.9 million during 2008, an increase of $169.9 million, or 46.9%. Our increase in net revenues was primarily due to increased volume of services provided, both due to an increasing number of customer accounts over time and due to incremental services rendered to existing customers. Revenues from our acquisitions were not significant.

Recurring Revenues

Our recurring revenues were $349.0 million during 2007 and $513.7 million during 2008, an increase of $164.7 million, or 47.2%. This increase was driven in part by new customer growth as we increased our customer count to 53,300 in 2008 from 29,193 in 2007, or 82.6%. The customer growth includes customers acquired in our acquisition of Slicehost in October 2008. During 2008, our average monthly growth in the installed base was 0.6% per month.

Non-recurring Revenues

Our non-recurring revenues increased from $13.0 million during 2007 to $18.2 million during 2008, an increase of 40.0%, primarily as a result of usage charges and set-up fees associated with the increase in our customers.

Cost of Revenues

Our cost of revenues was $118.2 million during 2007 and $172.6 million during 2008, an increase of $54.4 million, or 46.0%. Of this increase, $26.7 million was attributable to an increase in salaries, benefits, and share-based compensation expense. The cost increase was further attributable to an increase in license costs of approximately $12.8 million, an increase in data center costs of $9.6 million related to bandwidth, power, and rent, as well as maintenance and the replacement of IT equipment parts in the amount of $5.2 million.

Sales and Marketing Expenses

Our sales and marketing expenses were $53.9 million during 2007 and $80.3 million during 2008, an increase of $26.4 million, or 49.0%. Of this increase, $13.9 million was primarily attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. An additional $12.5 million of this increase was primarily attributable to advertising, Internet-related marketing expenditures and partnership programs to support revenue growth for new and existing customer accounts.

General and Administrative Expenses

Our general and administrative expenses were $102.8 million during 2007 and $148.7 million during 2008, an increase of $45.9 million, or 44.6%. Of this increase, $33.1 million was attributable to an increase in salaries and benefits, of which share-based compensation expense increased from $3.1 million in 2007 to $10.4 million in 2008 as a result of broad based stock option grants to employees in 2008. Our general overhead expenses increased approximately $4.0 million as a result of higher general corporate costs due to additional headcount. In addition, we experienced an increase in professional fees of $2.2 million and credit card fees of $1.4 million, as well as costs related to our overall growth, including property taxes, insurance and increased office rents of $5.2 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $56.5 million during 2007 and $90.2 million during 2008, an increase of $33.7million, or 59.6%. This increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets, as well as intangible assets acquired in an acquisition.

Other Income (Expense)

Our interest expense was $3.6 million during 2007 and $8.2 million during 2008, an increase of $4.6 million or 127.8%. This relative increase was primarily due to the increased level of indebtedness partially offset by an increase in capitalized interest. We capitalized interest of $1.0 million during 2007 and $2.7 million during 2008, an increase of $1.7 million primarily due to data center and office build outs.

Interest and other income (expense) was $0.8 million during 2007 and $0.8 million during 2008. In 2008, we recognized $1.4 million in interest income, partially offset with foreign currency losses of $0.6 million due to the appreciation of the U.S. dollar against the pound sterling. In 2007, we recognized $0.8 million of interest income and minimal foreign currency gains or losses.

Income Taxes

Our effective tax rate decreased from 35.9% during 2007 to 33.6% during 2008, primarily a result of earnings in 2008 being realized in countries where we have lower statutory rates than in the previous year and research and development credits utilized by our U.S. subsidiaries. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, the research and development credits, and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Years ended December 31, 2006 and December 31, 2007

Net Revenues

Our net revenues were $224.0 million during 2006 and $362.0 million during 2007, an increase of $138.0 million, or 61.6%. Our increase in net revenues was primarily due to increased volume of services provided, both due to an increasing number of customer accounts over time and due to incremental services rendered to existing customers.

Recurring Revenues

Our recurring revenues were $215.8 million during 2006 and $349.0 million during 2007, an increase of $133.2 million, or 61.7%. This increase was driven in part by new customer growth as we increased our customer count to 29,193 in 2007 from 12,677 in 2006, or 130.3%. As a result of the Webmail acquisition in September 2007, we added approximately 10,000 customers. During 2007, our average monthly growth in the installed base was 1.6% per month.

Non-recurring Revenues

Our non-recurring revenues increased from $8.2 million during 2006 to $13.0 million during 2007, an increase of 58.5%, primarily as a result of usage charges and set-up fees associated with the increase in our customers.

Cost of Revenues

Our cost of revenues was $64.9 million during 2006 and $118.2 million during 2007, an increase of $53.3 million, or 82.1%. Of this increase, $25.6 million was attributable to an increase in salaries, benefits, and share-based compensation expense. The cost increase was further attributable to an increase in license costs of approximately $11.9 million, an increase in data center costs of $6.9 million related to bandwidth, power, and rent, as well as maintenance and the replacement of IT equipment parts in the amount of $6.2 million. During 2007, we also recognized a $2.1 million charge for a loss contingency liability related to an unresolved contractual issue with a vendor.

Sales and Marketing Expenses

Our sales and marketing expenses were $35.7 million during 2006 and $53.9 million during 2007, an increase of $18.2 million, or 51.0%. Of this increase, $14.1 million was primarily attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. An additional $4.0 million of this increase was primarily attributable to advertising, Internet-related marketing expenditures and partnership programs to support revenue growth for new and existing customer accounts. The remaining increase of $0.1 million was related to an increase of $0.6 million due to travel and entertainment expenses, partially offset by a decrease of $0.5 million in professional and consulting fees.

General and Administrative Expenses

Our general and administrative expenses were $59.8 million during 2006 and $102.8 million during 2007, an increase of $43.0 million, or 71.9%. Of this increase, $26.8 million was attributable to an increase in salaries, benefits, and share-based compensation expense. During 2007, we added several key senior level management positions in human resources, marketing, information systems, talent management, and operations to support our growth. Additionally, we added headcount in legal, finance, and accounting to prepare us to operate as a publicly-traded company. The increase in headcount resulted in increased expenses of $6.2 million for travel and entertainment, supplies, and other overhead. Of the remaining increase, $4.7 million is primarily attributable to professional fees, including legal and accounting fees, and expenses associated with our Sarbanes-Oxley readiness program, domestic and global tax strategies, and implementation of an Enterprise Resource Planning system. Rent, property taxes, and other contributed $5.3 million to the increase in general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $32.3 million during 2006 and $56.5 million during 2007, an increase of $24.2 million, or 74.9%. This increase in depreciation expense was a direct result of an increase in property and equipment.

Other Income (Expense)

Our interest expense was $1.1 million during 2006 and $3.6 million during 2007, an increase of $2.5 million or 227.3%. This relative increase was primarily due to the increased level of indebtedness partially offset by capitalized interest. We capitalized interest of $1.0 million during 2007 primarily due to data center and office build outs and did not capitalize interest in 2006.

Interest and other income (expense) was $0.6 million during 2006 and $0.8 million during 2007, an increase of $0.2 million or 33.3%. We recognized an increase of $0.2 million in interest income in 2007 primarily due to a higher average cash balance.

Income Taxes

Our effective tax rate increased from 35.5% during 2006 to 35.9% during 2007. Our effective tax rate increased 2.0% as a result of the Texas legislature enacting a tax system known as the Texas Margins Tax. The tax is based on a taxable margin which is determined by revenue and apportioned to business conducted in Texas. The rate increase was partially offset due to proportionately more of our earnings being recognized by our subsidiaries outside of the U.S., where earnings are taxed at lower statutory rates.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statement of operations data in dollars and as a percentage of revenues for each of our most recent four quarters as of the period ended December 31, 2008. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this document, and in the opinion of management reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information together with our consolidated financial statements and related notes included elsewhere in this document. Our quarterly results of operations may fluctuate in the future due to a variety of factors. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

Consolidated Statements of Income by Quarter:

	Three Months Ended
(In thousands)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	Unaudited
Net revenues	$119,613	$130,829	$138,354	$143,137
Costs and expenses
Cost of revenues	39,223	42,842	45,499	45,019
Sales and marketing	17,568	19,846	21,462	21,447
General and administrative	33,633	38,108	38,729	38,236
Depreciation and amortization	19,051	21,637	23,174	26,310

Total costs and expenses	109,475	122,433	128,864	131,012

Income from operations	10,138	8,396	9,490	12,125

Other income (expense)
Interest expense	(1,330)	(1,834)	(1,912)	(3,153)
Interest and other income	247	173	(144)	492

Total other income (expense)	(1,083)	(1,661)	(2,056)	(2,661)

Income before income taxes	9,055	6,735	7,434	9,464
Income taxes	3,613	2,553	2,199	2,620

Net Income	$5,442	$4,182	$5,235	$6,844

See Supplementary Financial Data included elsewhere in this document for additional quarterly information for the years ended December 31, 2007 and 2008.

Consolidated Statements of Income by Quarter, as a Percentage of Net Revenues:

	Three Months Ended
(Percent of net revenues)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	Unaudited
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenues	32.8%	32.7%	32.9%	31.5%
Sales and marketing	14.7%	15.2%	15.5%	15.0%
General and administrative	28.1%	29.1%	28.0%	26.7%
Depreciation and amortization	15.9%	16.5%	16.7%	18.4%

Total costs and expenses	91.5%	93.6%	93.1%	91.5%

Income from operations	8.5%	6.4%	6.9%	8.5%

Other income (expense)
Interest expense	-1.1%	-1.4%	-1.4%	-2.2%
Interest and other income	0.2%	0.1%	-0.1%	0.3%

Total other income (expense)	-0.9%	-1.3%	-1.5%	-1.9%

Income before income taxes	7.6%	5.1%	5.4%	6.6%
Income taxes	3.0%	2.0%	1.6%	1.8%

Net Income	4.5%	3.2%	3.8%	4.8%

Due to rounding, totals may not equal the sum of the line items in the table above.

Revenue increased sequentially in each of the quarters presented due to increased sales of our services to new and existing customers. Net revenues for the three-month period ended December 31, 2008 were $143.1 million, up 3.4% from $138.4 million for the three-month period ended September 30, 2008. We continued to grow revenue in the fourth quarter despite a more challenging economic and spending environment. Revenue growth was attributable to increased hosting revenue with an expanded portfolio of new services worldwide from acquisitions, new customers, growth in installed base, partially offset by increased churn and the effect of a strengthening dollar as compared to the pound sterling.

Because of the growth of our revenues, operating expenses as a percentage of net revenues increased sequentially in each of the quarters presented, except for a decrease during the quarter ended December 31, 2008. Given the current economic uncertainty, we have heightened our focus on managing expenses. Actions we are taking include reductions in planned headcount growth primarily in the general and administrative areas, lower capital purchases and reduced discretionary spending such as travel and entertainment expenses.

During the fourth quarter of 2008, we recognized an increase in income from operations as compared to the previous quarter. Our operating income margin increased from 6.9% in third quarter of 2008, to 8.5% in the fourth quarter of 2008. This change was, in a large part, due to the growth in revenue and decrease in operating expenses as a percentage of revenues, which was attributable to our efforts to better manage expenses.

Liquidity and Capital Resources

At December 31, 2008, our cash and cash equivalents balance was $238.4 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary source of liquidity. We believe that internally generated cash flows, along with cash and cash equivalents currently available to us are generally sufficient to support business operations, capital expenditures, in addition to a level of discretionary investments. We completed our initial public offering (IPO) in August 2008, which provided net proceeds of $144.6 million. In addition, we had net borrowings of $142.7 million on our revolving credit facility in 2008.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. Outstanding debt under our line of credit increased to $200.0 million as of December 31, 2008 as compared to $57.3 million at December 31, 2007. The increase in amounts outstanding under our line of credit was due primarily to additional borrowings as a result of the uncertainty in the bank and credit markets. As of December 31, 2008, we have an additional $44.2 million available for future borrowings.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment. As of December 31, 2007 and 2008 we had $54.2 million and $100.4 million outstanding with respect to these arrangements. We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we will continue finance purchases through these arrangements.

Future Needs

In 2009, we expect to have capital expenditures between $105 million and $160 million in the aggregate consisting of $75-$100 million for customer gear, $10-$25 million for data center infrastructure costs, $10-$15 million for office build-outs, and $10-$20 million for capitalized software and other. Our sources to fund these capital expenditures will be our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility.

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. Our money market mutual funds invest exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation or “FDIC” insurance limits or are not insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

The credit markets in the U.S. have recently experienced adverse conditions. Continuing volatility may increase costs associated with obtaining financing due to increased spreads over relevant interest rate benchmarks. We currently believe that current cash and cash equivalents, and cash generated by operations will be sufficient to meet our operating and capital needs in the foreseeable future. Our long-term future capital requirements will depend on many factors, most importantly our growth of revenue, and our investments in new technologies and services. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. We could be required, or could elect, to seek additional funding in the form of debt or equity. These additional funds may not be available on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
(In thousands)	2006	2007	2008
Cash provided by operating activities	$60,630	$104,935	$136,582
Cash used in investing activities	$(54,807)	$(140,721)	$(175,135)
Cash provided by (used in) financing activities	$(5,646)	$52,379	$255,413
Acquisition of property and equipment by capital and finance method leases and equipment notes payable	$18,825	$44,149	$85,490

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.

Net cash provided by operating activities was $104.9 million in 2007 compared to $136.6 million in 2008, an increase of $31.7 million or 30.2%. Net income increased from $17.8 million in 2007 to $21.7 million in 2008.

During 2007 and 2008, we incurred depreciation and amortization charges in the amount of $56.5 million and $90.2 million, respectively. The increase in depreciation and amortization was due to the acquisition of servers, networking gear and computer software. We further incurred non-cash compensation expense in the amount of $4.4 million and $15.3 million in 2007 and 2008, respectively. The increase was mainly due to share-based compensation from stock option grants with respect to a broad grant to all Rackers, grants to several strategic hires, and increased fair values for granted stock options.

Our working capital increased $13.5 million for the year ended December 31, 2008. Working capital consists principally of accounts receivable, prepaid expenses and other current assets, net of accounts payable and accrued expenses. Our changes in working capital activities in 2008 compared to 2007 consisted of a net increase in accounts receivable of $12.2 million due to the growth in revenue, an increase in prepaid expense and other current assets of $15.1 million, which was primarily a result of the recognition of a $12.3 million income tax receivable in 2008 resulting from accelerated tax depreciation and research and development credits, offset by an increase in accounts payable and accrued expenses of $13.8 million. The increases in accounts payable and accrued expenses are a direct result of the growth of our business and increases in headcount.

Net cash provided by operating activities was $60.6 million in 2006 compared to $104.9 million in 2007, an increase of $44.3 million or 73.1%. Net revenues increased from $224.0 million in 2006 to $362.0 million in 2007. However, net income decreased from $19.8 million in 2006 to $17.8 million in 2007. The reduction in net income was related to cost increases due to the continued growth of our business, significant investments in people, systems, and infrastructure and increased interest expense related to higher levels of indebtedness.

During 2006 and 2007, we incurred depreciation and amortization charges in the amount of $32.3 million and $56.5 million, respectively. The increase in depreciation and amortization was due to the acquisition of servers, networking gear and computer software. We further incurred non-cash compensation expense in the amount of $1.1 million and $4.4 million in 2006 and 2007, respectively. The increase was mainly due to share-based compensation from stock option grants to certain strategic hires and employees, and increased fair values for granted stock options.

Our working capital decreased $23.7 million for the year ended December 31, 2007. Our changes in working capital in 2007 from 2006 consisted of a net increase in accounts receivable of $13.4 million, an increase in prepaid expense and other current assets of $2.3 million, offset by an increase in accounts payable and accrued expenses of $39.3 million. The increases in all categories are a direct result of the growth of our business, which required higher capital expenditures and increases in headcount. A portion of the increase in accounts payable and accrued expenses was due to a conversion of our payables system at the end of 2007 temporarily extending the payments of vendor invoices.

Investing Activities

Net cash used in investing activities was primarily expenditures for growth capital. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $140.7 million during 2007 compared to $175.1 million during 2008, an increase of $34.4 million, or 24.5%. This increase in net cash used in investing activities comes from an increase in the purchase of property and equipment of $25.0 million. The remaining increase of $9.4 million was related to the acquisition of Jungle Disk and Slicehost.

Vendor financed equipment by capital leases and notes payable increased from $44.1 million during 2007 to $85.5 million in 2008. The combined total in capital expenditures for property and equipment, net increased from $184.5 million during 2007 to $250.9 million in 2008. Of the 2008 amount, $105.6 million was used to purchase dedicated customer equipment, $79.8 million for data center build outs, $41.2 million related to build out of office space and $24.2 million was invested in capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases.

We reduced our capital expenditures for 2008 from an initial estimate of $335 million as estimated in the prospectus relating to our IPO, to $250.9 million for the year. The reduction was due to revised build out plans for our data centers and corporate headquarters facility, and reduced customer equipment spend due to better pricing, a proportionately larger use of recycled equipment and a strengthening U.S. dollar.

Our net cash used in investing activities was $54.8 million during 2006 compared to $140.7 million during 2007, an increase of $85.9 million, or 156.8%. This increase in net cash used in investing activities comes from an increase in the purchase of property and equipment of $50.2 million and the purchase of our corporate headquarter facility and related improvements of $35.4 million. The remaining increase of $0.3 million was related to the acquisition of Webmail.us, Inc.

Vendor financed equipment by capital leases and notes payable increased from $18.8 million during 2006 to $44.1 million in 2007. The combined total in capital expenditures for property and equipment, net increased from $73.6 million during 2006 to $184.5 million in 2007. Of the 2007 amount, $85.2 million was used to purchase dedicated customer equipment, $38.2 million for data center build outs, $35.4 million related to the build out of office space and $25.7 million invested in capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases.

Financing Activities

Net cash provided by financing activities was $52.4 million during 2007 compared to $255.4 million during 2008, an increase of $203.0 million or 387.4%. This was due primarily to the completion of our initial offering in August 2008 resulting in $144.6 million of funding and net advances of $142.7 million from our revolving line of credit during 2008. This compared to net advances of $56.1 million from our revolving line of credit during 2007. Partially offsetting the cash inflows were principal payments related to capital leases and notes payable in the amounts of $17.8 million during 2007 and $39.2 million during 2008.

Net cash provided by (used in) financing activities was $(5.6) million during 2006 compared to $52.4 million during 2007, an increase of $58.0 million. This increase was due primarily to zero advances from our revolving line of credit in 2006, compared to net advances of $56.1 million in 2007. Borrowings in 2007 were used to fund our capital expenditures required to keep pace with our growth. Partially offsetting the cash inflows were principal payments related to capital leases and notes payable in the amounts of $7.5 million during 2006 and $17.8 million during 2007.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2008:

(In thousands)	Total	2009	2010-2011	2012-2013	2014 and Beyond
Capital and finance method leases (1)	$96,245	$42,765	$50,393	$3,087	$—
Operating leases	68,525	14,578	20,725	17,107	16,115
Purchase commitments	5,648	3,902	1,746	—	—
Revolving credit facility (2)	200,000	—	—	200,000	—
Software and equipment notes (2)	10,723	5,944	4,515	264	—

Total contractual obligations	$381,141	$67,189	$77,379	$220,458	$16,115

(1)	Represents principal and interest.

(2)	Represents principal only.

Leases

Capital and finance method leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for office space and data center facilities.

In February 2009, Rackspace entered into an agreement to lease 11,000 square technical square feet in a data center facility. The lease has a term of 15 years from the commencement date and a total estimated financial obligation of approximately $75 to $80 million over the 15 year term, inclusive of base lease payments, power costs and Rackspace’s pro-rata share of operating expenses. Rackspace has a one-time option to terminate the lease after ten years.

Purchase commitments

Our purchase commitments are primarily related to bandwidth for our data centers.

Revolving Credit Facility

We entered into our credit facility in March 2007. In February 2008, we amended the credit facility and increased the committed amount from $200.0 million to $245.0 million. As of December 31, 2008, we had $200.0 million of revolving loans outstanding and a $0.8 million letter of credit outstanding under the credit facility, and $44.2 million available.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in making estimates, and selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. These judgments and estimates affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We consider these policies requiring significant management judgment and estimates used in the preparation of our financial statements to be critical accounting policies.

We review our estimates and judgments on an ongoing basis, including those related to revenue recognition, service credits, allowance for doubtful accounts, property and equipment, goodwill and intangibles, contingencies, the fair valuation of stock related to share-based compensation, software development, and income taxes.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to determine the carrying values of assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Critical Accounting Policies

Revenue Recognition

Because we provide our hosting services to our customers and do not sell individual hardware and software products, we follow the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

•	There is persuasive evidence that an arrangement exists;

•	The service has been provided to the customer;

•	The amount of fees to be paid by the customer is fixed or determinable; and

•	The collection of the fees is reasonably assured.

We recognize hosting revenues, including implementation and set-up fees on a monthly basis, beginning on the date the customer commences use of our services. Implementation fees are amortized over the estimated average customer life. If a customer terminates their relationship with us before the expiration of the estimated average customer life, any unamortized installation fees are recognized as revenue at that time. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of prepaid service fees and set-up fees. Professional services are recognized in the period services are provided.

Our customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event that a customer cancels their contract, they are not entitled to a refund for services already rendered.

Valuation of Accounts Receivable and Service Credits

Estimates that further impact revenue recognition relate primarily to allowance for doubtful accounts and customer service credits. Both estimates are relatively predictable based on historical experience.

We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. Judgment is required to assess the likelihood of ultimate realization of recorded accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required. Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of the appropriate allowance. Each month, management reviews customer payment patterns, historical data and anticipated customer default rates of the various aging categories of accounts receivables in order to determine the appropriate allowance for doubtful accounts. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect from the customer.

All of our customer agreements provide that we will achieve certain service levels. To the extent that such service levels are not achieved, we record service credits, which are a reduction to revenues, and a corresponding increase in the allowance for customer credits to provide for estimated adjustments to receivables. We base these provisions on historical experience and evaluate the estimate of service credits on a regular basis, and adjust the amount reserved accordingly.

Property, Equipment and Other Long Lived Assets

We utilize significant amounts of property and equipment in providing services to our customers. We use straight-line depreciation for property, equipment, and leasehold improvements over the estimated useful lives. We use estimated useful lives of one to five years for equipment and software. Changes in technology or changes in the intended use of property and equipment may cause the estimated useful life or the value of these assets to change. We periodically review the appropriateness of the estimated economic useful lives for each category of property and equipment.

Periodically we assess potential impairment of our property and equipment, in accordance with the provisions of SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy, and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

Goodwill and Intangible Assets

Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is evaluated for impairment on an annual basis, or whenever events or circumstances indicate that impairment may have occurred. We follow the provisions of SFAS 142, Goodwill and Other Intangible Assets, when evaluating goodwill for impairment.

Intangible assets, including technology, contracts, customer relationships, license agreements, and non-compete agreements arising principally from acquisitions, are recorded at cost less accumulated amortization. Intangible assets deemed to have indefinite useful lives, such as certain tradenames, are not amortized and are subject to annual impairment tests or whenever events or circumstances indicate impairment may have occurred. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value.

Contingencies

We accrue for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters, changes in the interpretation and enforcement of international laws, and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based awards under the recognition and measurement provisions of SFAS 123. During this time, we recognized compensation cost for share-based awards based on the minimum value taking into account the exercise price of the option and the fair value of our common stock on the date of grant. Effective January 1, 2006, we adopted SFAS 123(R). SFAS 123(R) requires nonpublic companies that used the minimum value method under SFAS 123 to use the prospective-transition method. As such, we continue to apply SFAS 123 in future periods to unvested equity awards outstanding at the date of adoption. All share-based payment awards made to employees and directors beginning January 1, 2006 are measured and recognized as compensation expense based on the estimated fair values in accordance with SFAS 123(R).

Information regarding our share based awards for 2006, 2007, and 2008 is summarized as follows:

Grants Made During 2006, 2007, and 2008	Number of awards granted	Exercise Price per Share	Estimated Fair Value or Market Price of Common Stock (2)
January 1, 2006 to June 30, 2006	15,000	$2.30	$2.30
	1,215,000	2.50	2.30
July 1, 2006 to September 30, 2006	415,000	3.40	3.40
October 1, 2006 to December 31, 2006	502,500	4.52	4.52
January 1, 2007 to March 31, 2007	572,500	4.94	4.94
April 1, 2007 to November 11, 2007 (1)	4,083,750	5.82	5.82
November 12, 2007 to December 31, 2007	362,500	7.48	7.48
January 1, 2008 to January 30, 2008	653,000	7.48	8.87
January 31, 2008 to March 4, 2008	1,331,000	9.14	10.86
March 5, 2008 to May 29, 2008	3,321,440	10.30	12.85
May 30, 2008 to July 7, 2008	274,250	14.00	15.59
July 8, 2008	83,500	15.59	15.59
August 26, 2008 (2)	28,450	10.92	10.92
November 11, 2008 (2)	169,400	6.69	6.69

(1)	The grants in the table above do not include the 104,440 options assumed in the business acquisition of Webmail.us, Inc.

(2)	Grants made subsequent to our IPO on August 7, 2008 used the end of day closing market price of our common stock.

Prior to our initial public offering, the fair value of the common stock was determined based on the business, financial, and venture capital experience of the individual directors on the board along with input from management. With respect to assessments of fair value of our common stock, our board of directors considered numerous objective and subjective factors, including the following:

•	Prices for our common stock that we exchanged in an arm’s-length transaction;

•	Our actual financial condition and results of operations during the relevant period;

•	The status of strategic initiatives to increase the target market for our services;

•	Our financial results and market conditions affecting the technology industry;

•	The fact that the option grants involved illiquid securities in a private company; and

•

The likelihood of achieving a liquidity event for the shares of common stock underlying the options, such as an initial public offering or sale of our company, given prevailing market conditions and our relative financial condition at the time of grant.

Beginning in 2002, our board of directors also considered valuations from two different independent third-party valuation firms in determining the fair value of our common stock. Our valuations through the end of 2005 were primarily based upon valuations from a third party which was established using a discounted cash flow model of the income approach, which derives the fair value based on projected future net cash flows, discounted at a risk-adjusted equity rate of return required by equity investors in the technology industry and for the time value of money. In March 2006, we began using a different independent third-party valuation firm for our valuations. In completing their valuation analysis, this firm used a combination of the income and market approaches to estimate the aggregate enterprise value of our company at each valuation date.

The income approach uses a discounted cash flow method to measure the value of a company by the present value of its future economic benefits. Under the income approach, value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Under the market approach, consideration is given to the financial condition and operating performance of the company being valued relative to the same metrics of publicly traded companies operating in the same or similar lines of business. The market approach can also include the analysis of sales of entire companies from the transaction market and financing rounds of private companies. The projections used in connection with the income and market valuation approaches were based on our expected operating performance over the forecast period. There is inherent uncertainty in these estimates. If different discount rates or other assumptions had been used, the applicable valuations would have been different. Subsequent to our public offering, the end of day market price was used as the exercise price on the day of grant.

For all periods prior to our initial public offering, we granted employees options to purchase shares of common stock at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors. However, in connection with the preparation of the financial statements for the fiscal quarter ended March 31, 2008, we reassessed the estimated accounting fair value of our common stock in light of the potential completion of our initial public offering and preliminary discussions relating to our potential pricing range. We reassessed each of the key valuation considerations, including each independent valuation report delivered during 2008, and the discount taken in each case for lack of marketability. This determination was made because, in retrospect, we considered the formal discussions with investment bankers in December 2007 to be a key event that has proven to have provided additional certainty that we could achieve an initial public offering. We also determined that it was appropriate to increase our projected earnings before interest, taxes, depreciation, and amortization multiple, or EBITDA multiple, in light of increases in comparable public company EBITDA multiples in early 2008 and due to the closer proximity to the target liquidity date. This resulted in fair values being higher than the exercise prices for options grants between January 1, 2008 and July 7, 2008.

In accordance with SFAS 123(R), we use the Black-Scholes pricing model to determine the fair value of the stock options on the grant dates for share awards made on or after January 1, 2006. The Black-Scholes option valuation model requires the use of highly subjective and complex assumptions to determine the fair value of share-based awards, including the deemed fair value of the underlying common stock on the date of grant and the expected volatility of the stock over the expected term of the related grants. The value of the award is recognized as expense over the requisite service periods on a straight-line basis in our consolidated statements of income, and reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Software Development

We capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects. If a project constitutes an enhancement to previously developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus resulting in capitalization. All other software development costs are expensed as incurred. We amortize capitalized software development costs over periods ranging from 12 to 36 months, which represents the estimated useful lives of the software.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. Our effective tax rate was 35.5%, 35.9% and 33.6% for 2006, 2007 and 2008, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This Annual Report filed on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009.

Except for the implementation of our remediation plan that was completed as of June 30, 2008 for material weaknesses we identified in connection with the preparation of our consolidated financial statements for the year ended December 31, 2007, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 effective at the beginning of 2008. FASB Staff Position No. FSP 157-2 delayed the effective date of SFAS 157 to periods beginning after November 15, 2008 for non-financial assets and liabilities. Those financial assets and liabilities measured at fair value under SFAS 157 did not have a material impact on our consolidated financial statements. The remaining non-financial assets and liabilities that will be measured under SFAS 157 beginning in 2009 are not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for the company in the first quarter of fiscal 2009. We do not expect this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51. SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141(R) and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Absent any further significant acquisitions, we do not expect these statements to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for periods beginning on or after December 15, 2008. We do not expect this statement to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for periods beginning on or after January 1, 2009. We do not expect this statement to have a material impact on our consolidated financial statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices. We are a large consumer of power. During 2008, we paid approximately $13.2 million to utility companies to power our data centers, representing 2.5% of our net revenues. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, and seasonal fluctuations. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. In August 2008, we entered into a fixed price contract with a provider of electricity for power for our Grapevine data center. The contract allows the company to periodically convert the price to a floating market price during the arrangement. The contract is for 19 months, and allows the provider an option to extend the contract for an additional 19 months.

Interest Rates. Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving line of credit. As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure. As a result, we are exposed to interest rate risk on the un-hedged portion of our borrowings, which was $150.0 million as of December 31, 2008. For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.

Foreign Currencies. The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency, such as the Euro. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both U.S. dollars and the pound sterling. During 2008, we recognized foreign currency losses of $0.6 million within other income (expense). We have not entered into any currency hedging contracts, although we may do so in the future. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 8—FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Rackspace Hosting, Inc.:

We have audited the accompanying consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

San Antonio, Texas

February 26, 2009

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2007	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$24,937	$238,407
Accounts receivable, net of allowance for doubtful accounts and customer credits of $2,841 as of December 31, 2007, and $3,295 as of December 31, 2008	25,449	30,932
Prepaid expenses and other current assets	7,757	23,156

Total current assets	58,143	292,495
Property and equipment, net	227,055	362,042
Goodwill	3,574	6,942
Intangible assets, net	5,812	15,101
Other non-current assets	7,229	8,681

Total assets	$301,813	$685,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$67,087	$71,387
Current portion of deferred revenue	13,540	16,284
Current portion of obligations under capital and finance method leases	25,198	38,909
Current portion of debt	2,902	5,944

Total current liabilities	108,727	132,524
Non-current deferred revenue	4,402	3,883
Non-current obligations under capital and finance method leases	23,312	50,781
Non-current debt	60,039	204,779
Other non-current liabilities	8,460	23,610

Total liabilities	204,940	415,577

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value per share 50,000,000 shares authorized, 1,214,837 issued and outstanding as of December 31, 2007, and no shares issued and outstanding as of December 31, 2008	1	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 101,211,223 shares issued and 101,128,518 shares outstanding as of December 31, 2007, 117,154,094 shares issued and outstanding as of December 31, 2008	101	117
Treasury stock, at cost: 82,705 common shares held at December 31, 2007, and no shares at December 31, 2008	(126)	—
Additional paid-in capital	40,082	207,589
Accumulated other comprehensive income (loss)	513	(16,027)
Retained earnings	56,302	78,005

Total stockholders’ equity	96,873	269,684

Total liabilities and stockholders’ equity	$301,813	$685,261

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2006	2007	2008
Net revenues	$223,966	$362,017	$531,933
Costs and expenses:
Cost of revenues	64,889	118,225	172,583
Sales and marketing	35,667	53,930	80,323
General and administrative	59,832	102,777	148,706
Depreciation and amortization	32,335	56,476	90,172

Total costs and expenses	192,723	331,408	491,784

Income from operations	31,243	30,609	40,149

Other income (expense):
Interest expense	(1,095)	(3,643)	(8,229)
Interest and other income (expense)	572	828	768

Total other income (expense)	(523)	(2,815)	(7,461)

Income before income taxes	30,720	27,794	32,688
Income taxes	10,900	9,965	10,985

Net income	$19,820	$17,829	$21,703

Net income per share
Basic	$0.20	$0.18	$0.20

Diluted	$0.19	$0.17	$0.19

Weighted average number of shares outstanding
Basic	100,310	101,278	108,528

Diluted	104,032	106,618	115,406

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2006	2007	2008
Cash Flows From Operating Activities
Net income	$19,820	$17,829	$21,703
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,335	56,476	90,172
Loss on disposal of equipment, net	538	1,895	2,888
Provision for bad debts and customer credits	2,436	4,094	4,149
Deferred income taxes	(326)	(3,479)	12,099
Share-based compensation expense	1,090	4,252	15,017
Other non-cash compensation expense	55	156	289
Excess tax benefits from share-based compensation arrangements	(372)	(562)	(3,212)
Changes in certain assets and liabilities
Accounts receivable	(10,114)	(13,357)	(12,202)
Prepaid expenses and other current assets	(961)	(2,271)	(15,058)
Accounts payable and accrued expenses	11,112	39,341	13,782
Deferred revenue	4,643	6,578	1,931
Other non-current assets	(171)	(5,863)	(1,262)
Other non-current liabilities	545	(154)	6,286

Net cash provided by operating activities	60,630	104,935	136,582
Cash Flows From Investing Activities
Purchases of property and equipment, net	(54,807)	(140,383)	(165,396)
Acquisitions, net of cash acquired	—	(338)	(9,739)

Net cash used in investing activities	(54,807)	(140,721)	(175,135)
Cash Flows From Financing Activities
Principal payments of capital and finance method leases	(7,394)	(13,877)	(32,376)
Principal payments of notes payable	(100)	(3,901)	(6,851)
Borrowings on line of credit	—	61,146	200,000
Payments on line of credit	—	(5,000)	(57,301)
Payments for debt issuance costs	(35)	(301)	(158)
Proceeds from sale leaseback transactions	—	8,456	1,543
Receipt of Texas Enterprise Fund Grant	—	5,000	—
Proceeds from issuance of common stock at IPO net of offering expenses of $14,196	—	—	144,554
Proceeds from issuance of common stock, net	1,240	—	548
Proceeds from exercise of warrants	—	—	278
Proceeds from exercise of stock options	367	294	1,964
Payments to retire stock options and warrants	(75)	—	—
Purchase of treasury stock	(21)	—	—
Excess tax benefits from share-based compensation arrangements	372	562	3,212

Net cash provided by (used in) financing activities	(5,646)	52,379	255,413
Effect of exchange rate changes on cash and cash equivalents	176	(30)	(3,390)

Increase in cash and cash equivalents	353	16,563	213,470
Cash and cash equivalents, beginning of period	8,021	8,374	24,937

Cash and cash equivalents, end of period	$8,374	$24,937	$238,407

Supplemental cash flow information:
Acquisition of property and equipment by capital and finance method leases	$17,244	$37,458	$73,556
Acquisition of property and equipment by notes payable	1,581	6,691	11,934

Vendor financed equipment purchases	$18,825	$44,149	$85,490
Shares issued in business combinations	$—	$3,507	$1,785
Cash payments for interest, net of amount capitalized	$849	$3,148	$9,616
Cash payments for income taxes	$7,517	$13,945	$6,364

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Years Ended December 31, 2006, 2007 and 2008
(In thousands except share data)	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	1,214,837	$1	98,277,718	$98	(50,000)	$(105)	$28,265	$(199)	$18,653	$46,713

Issuance of common stock
Exercise of stock options (including excess tax benefit of $340)	—	—	949,080	1	—	—	706	—	—	707
Retirement of stock options (net of excess benefit of $32)	—	—	—	—	—	—	(43)	—	—	(43)
Issuance of common stock to board of directors	—	—	23,685	—	—	—	55	—	—	55
Sale of common stock for cash (net of related costs of $10)	—	—	500,000	1	—	—	1,239	—	—	1,240

Total issuance of common stock	—	—	1,472,765	2	—	—	1,957	—	—	1,959
Share-based compensation expense	—	—	—	—	—	—	1,090	—	—	1,090
Purchase of treasury stock	—	—	—	—	(32,705)	(21)	—	—	—	(21)
Comprehensive income:
Net income									19,820	19,820
Cumulative translation adjustment, net of tax effect								929		929

Total comprehensive income										20,749

Balance at December 31, 2006	1,214,837	$1	99,750,483	$100	(82,705)	$(126)	$31,312	$730	$38,473	$70,490

Issuance of common stock
Exercise of stock options (including excess tax benefit of $562)	—	—	472,760	—	—	—	856	—	—	856
Issuance of common stock to board of directors	—	—	31,580	—	—	—	156	—	—	156
Issuance of restricted stock to Mailtrust employees	—	—	353,805	—	—	—	—	—	—	—
Shares issued in business combination	—	—	587,595	1	—	—	3,419	—	—	3,420
Shares issued in Mosso equity acquisiton	—	—	15,000	—	—	—	87	—	—	87

Total issuance of common stock	—	—	1,460,740	1	—	—	4,518	—	—	4,519

Share-based compensation expense	—	—	—	—	—	—	4,252	—	—	4,252
Comprehensive income:
Net income									17,829	17,829
Unrealized loss on derivative instrument, net of tax effect								(322)		(322)
Cumulative translation adjustment, net of tax effect								105		105

Total comprehensive income										17,612

Balance at December 31, 2007	1,214,837	$1	101,211,223	$101	(82,705)	$(126)	$40,082	$513	$56,302	$96,873

Issuance of common stock
Exercise of stock options (including excess tax benefit of $3,212)	—	—	1,427,334	2		—	5,175	—	—	5,177
Issuance of common stock to board of directors	—	—	24,405	—		—	289	—	—	289
Issuance of warrants at IPO offering	—	—	268,750	—		—	278	—	—	278
Proceeds from issuance of common stock net of offering costs of $14,196	—	—	12,700,000	13		—	144,541	—	—	144,554
Conversion of preferred shares to common stock at IPO offering	(1,214,837)	(1)	1,214,837	1		—	—	—	—	—
Sale of common stock for cash	—	—	60,000	—		—	548	—	—	548
Shares issued in business combination	—	—	247,545	—	82,705	126	1,659	—	—	1,785

Total issuance of common stock	(1,214,837)	(1)	15,942,871	16	82,705	126	152,490	—	—	152,631

Share-based compensation expense	—	—	—	—	—	—	15,017	—	—	15,017
Comprehensive income:
Net income									21,703	21,703
Unrealized loss on derivative instrument, net of tax effect								(1,564)		(1,564)
Cumulative translation adjustment, net of tax effect								(14,976)		(14,976)

Total comprehensive income										5,163

Balance at December 31, 2008	—	$—	117,154,094	$117	—	$—	$207,589	$(16,027)	$78,005	$269,684

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2008, we completed the acquisition of Jungle Disk, Inc., a company specializing in cloud storage. Also in October 2008, we completed the acquisition of Slicehost LLC, a company specializing in cloud hosting. Accordingly, their operating results have been included in our consolidated financial statements since the date of acquisition.

Basis of Consolidation

The consolidated financial statements include the accounts of our wholly owned subsidiaries located in the United States of America (U.S.), the United Kingdom, the Netherlands, and Hong Kong. Intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of stock options, contingencies, and income taxes, among others. We base our estimates on historical experience and on other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engaged third party valuation consultants to assist management in the purchase price allocation of significant acquisitions. We also engaged in third party valuation consultants to assist management in the valuations of our common stock price, which affected transactions recorded in our consolidated financial statements prior to Rackspace becoming a public company.

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

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereof during 2008.

Concentrations of Risk

Our revenues are primarily derived from hosting, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely impact our operating results. See segment information footnote for information concerning operations located outside of the U.S.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents in money market accounts with high credit quality financial institutions which may exceed Federal Deposit Insurance Corporation “FDIC” insurance limits, or may not be insured. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no material loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

We perform ongoing credit evaluations and collateral is generally not required for trade receivables. At December 31, 2007 and 2008, no customer, reseller or strategic partner comprised more than 10% of total accounts receivable.

We rely on equipment and software purchased from third parties to provide our services. This equipment and software may not continue to be available on commercially reasonable terms, and equipment may not be available in quantities sufficient to meet our business needs. Any errors or defects in third-party equipment and software could result in errors or a failure of our service, which could harm our business. Indemnification from equipment and software providers, if any, would likely be insufficient to cover any damage to our business or our customers resulting from such failures.

Cash and Cash Equivalents

For the purposes of the consolidated financial statements, we consider all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. Gains and losses are included in interest and other income in our accompanying consolidated statements of income.

Accounts Receivable, Net

We classify as trade accounts receivable amounts due within twelve months, arising from the provision of services in the normal course of business. We assess collectability based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers although in certain cases we may require the customer to prepay for services. When evaluating the adequacy of allowances, we analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer creditworthiness, and changes in customer payment terms. Delinquent account balances are written-off after management has determined that a loss is probable.

In addition, at the end of a given period, we estimate customer service level credits based on historical data and known credits yet to be issued to our customers. Customer credits reduce revenue and accounts receivable in the period the estimate is recorded.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of short-term deferred tax assets, income tax receivables, software and equipment maintenance contracts, and prepaid operating expenses. Software maintenance contracts are amortized over the agreement period, generally one to three years. Prepaid operating expenses are reversed in the period in which services are received.

Property and Equipment, Net

Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Business Combinations

We account for business combinations in accordance with Statements of Financial Accounting Standards No. (SFAS) 141, Business Combinations, which requires the use of the purchase method of accounting. In accordance with SFAS 141, we determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned, or exchanged. In accordance with SFAS 141, we allocate the purchase price of business combinations to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill.

We must make valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer relationships, non-compete agreements, and discount rates. We estimate fair value based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill and Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. We follow SFAS 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment on an annual basis at the beginning of the fourth quarter or whenever events or circumstances indicate that impairment may have occurred.

Intangible assets, including purchased technology, customer contracts and relationships, certain tradenames, license agreements, and non-compete agreements arising principally from acquisitions are recorded at cost less accumulated amortization and the definite-lived intangibles are amortized using a method that reflects the pattern in which the economic benefits of the related intangible asset are consumed or utilized. Intangible assets deemed to have indefinite useful lives are not amortized and are subject to annual impairment tests or are tested whenever events or circumstances indicate impairment may have occurred. Impairment exists if the carrying value of the indefinite-lived intangibles asset exceeds its fair value.

Leases

We lease certain property and equipment under capital lease agreements. The assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets held under capital lease. Such assets and the related leasehold improvements are amortized over the shorter of the terms of the leases, or the estimated useful lives of the assets, which typically range from three to five years for software and equipment, and 30 years for property.

We also lease property and equipment under operating lease agreements. The lease terms typically range from two to five years for equipment and one to ten years for property, including office space and data center facilities. Rent increases, rent holidays, leasehold incentives or any other unusual provisions or conditions are considered with total rent payments, and are expensed on a straight-line basis over the lease period.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS 144, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset in conjunction with its asset group compared to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the assets. There have been no indicators of impairment and no impairment losses have been recorded in any period presented.

Revenues and Deferred Revenues

We provide hosting services to our customers and generally do not sell individual hardware and software products. Our customers pay us for a non-refundable installation fee and a monthly recurring charge based upon the size and complexity of the IT systems we manage and the level of service we provide. In accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we recognize revenue when all of the following conditions are met:

•	There is persuasive evidence that an arrangement exists;

•	The service has been provided to the customer;

•	The amount of fees to be paid by the customer is fixed or determinable; and

•	The collection of the fees is reasonably assured.

We recognize hosting revenues, including installation fees on a monthly basis, beginning on the date the customer commences use of our services. Hosting revenue is recognized over the contractual term of the customer contract. Our customers generally continue to utilize our services beyond the initial contract term which typically ranges from several months to three years. As a result, installation fees are recognized ratably over the estimated average life of a customer relationship, which ranged from 27 to 38 months for the periods presented. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of amounts that have been prepaid or deferred installation fees. As of December 31, 2008, of the total $20.2 million in deferred revenue recorded on our balance sheet, $16.3 million, $3.3 million, and $0.6 million will be amortized to revenue in 2009, 2010, and 2011, respectively. Revenues are recorded net of tax.

Revenues from other professional services are recognized in the period the services are provided when deemed separable from any related hosting services. When other professional services are not separable from any related hosting services, we recognize the associated revenues over the term of the related hosting arrangement. For revenue arrangements with multiple units of accounting, such as an arrangement that includes hosting services and other professional services, we allocate the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the other professional services can be accounted for separately from hosting revenues, we consider the following factors for each agreement: availability of the services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the professional services, the timing of when the services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services.

Our hosting arrangements contain service level commitments with our customers. To the extent that such service levels are not achieved, or are otherwise disputed due to third party power or service issues, unfavorable weather, or other service interruptions or conditions, we are required to issue service credits for a portion of the hosting service fees paid by our customer. At each reporting period, we estimate the amount of credits to be issued and record a reduction to revenue. To estimate service credits, we utilize historical data and known credits yet to be issued to our customers.

Costs of Revenues

Cost of revenues consists primarily of expenses related to our data center facilities and personnel costs. These costs typically include uncapitalized infrastructure costs, including software licenses, rental fees, replacement components, bandwidth, and power costs. Personnel expenses include the salaries, share-based compensation and related expenses of our support teams and data center employees.

Installation Costs

Setup and other direct installation activities are performed at the inception of a specific arrangement with each customer to enable us to perform under the terms of the arrangement. These setup or installation costs are expensed as incurred.

Advertising Costs

We charge advertising costs to expense in the period incurred. Advertising expenses for the years ended December 31, 2006, 2007, and 2008 were approximately $14.2 million, $19.0 million, and $30.7 million, respectfully.

Research and Development Costs

Our research and development efforts are focused on the deployment of new technologies to address emerging trends, development and evolution of proprietary tools, and enhancement of systems and processes for sales and support. We expense costs related to preliminary project assessment, research and development, re-engineering, training, and application maintenance as incurred in general and administrative expenses or cost of revenues. These costs primarily include compensation costs for employees and consultants dedicated to research and development efforts. Administrative and other infrastructure expenses attributable to research and development are reported in general and administrative expense. For the years ended December 31, 2006, 2007, and 2008, we recognized $2.0 million, $8.6 million, and $10.8 million of research and development expense, respectfully.

Internally Developed Software

We capitalize the costs of computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized computer software costs consists of purchased software licenses, implementation costs, salaries and related compensation costs of employees and consultants for certain projects that qualify for capitalization. The capitalized software costs are being amortized on a straight-line basis, which is generally over periods ranging from 12 to 36 months.

Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based awards under the recognition and measurement provisions of SFAS 123, Accounting for Stock-Based Compensation. During this time, we recognized compensation cost for share-based awards based on the minimum value taking into account the exercise price of the option and the fair market value of our common stock on the date of grant. Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, using the prospective transition method. In accordance with SFAS 123(R), we continue to apply SFAS 123 in future periods to unvested equity awards outstanding as of the date of adoption and amortize those awards using the minimum value method under SFAS 123. Beginning January 1, 2006 measurement and recognition of compensation expense for all share-based payment awards made to employees and directors is recognized based on estimated fair values. We use the Black-Scholes pricing model to determine the fair value of the stock options on the grant dates for stock awards made on or after January 1, 2006, and we amortize the fair value of share-based payments on a straight-line basis over the requisite service periods of the award, which is generally the vesting period.

The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, the risk-free interest rate, expected dividends, and the estimated rate of forfeitures of unvested stock options.

We used the following assumptions when determining the fair value of our stock options:

•

Fair Value of our Common Stock—For valuation prior to our IPO, the fair value of our common stock was determined using both a market and discounted cash flow approach. The aggregate equity valuation was allocated between our various securities using the treasury stock method. Subsequent to the IPO, the end of day market price on the grant date was used to determine fair value.

•

Expected Term—The expected term represents the period that our share-based awards are expected to be outstanding. We have elected to use the simplified method described in SAB 107 to compute expected term.

•

Expected Volatility—Management estimates volatility for option grants by evaluating the average historical volatility of a peer group, as well as the volatility of the company’s stock since the IPO . Management believes historical volatility of the identified peer group (while incorporating the company’s historical volatility) to be the best estimate of future volatility.

•

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation model is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	Expected Dividend—We have not issued dividends to date and do not anticipate issuing dividends.

•

Estimated Rate of Forfeitures—We estimate expected forfeitures based on our historical experience. If actual forfeitures differ from our estimates, we will record the difference as an adjustment in the period we revise our estimates.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred income taxes are provided for temporary differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Derivative Financial Instruments

During 2007, we entered into an interest rate swap contract to limit our exposure to interest rate risk. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is initially reported as a component of “other comprehensive income” and is then recorded in income in the period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized in income as incurred.

Fair Value of Financial Instruments

The fair value of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short- term nature of these items. The fair value of our debt approximates the carrying value as of December 31, 2008. The carrying amount of our revolving credit facility approximates its fair value as it is tied to floating market interest rates.

Foreign Currency

We have assessed in accordance with SFAS 52, Foreign Currency Translation, the functional currency of each of our subsidiaries in Hong Kong, the Netherlands and the U.K. and have designated the local currency to be their respective functional currencies. The financial statements of these foreign subsidiaries are translated into the U.S. dollar in accordance with SFAS 52. Assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss) of stockholders’ equity. Transaction gains or losses in currencies other than the functional currency are included as a component of other income (expense) in the consolidated statements of income.

Earnings Per Share

We compute earnings per share in accordance with the provisions of SFAS 128, Earnings Per Share. Our convertible preferred stock is considered a participating security as preferred stockholders are entitled to receive dividends when dividends are paid to common stockholders. We include the participating convertible preferred stock in the computation of earnings per share using the two-class method in accordance with EITF No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Diluted earnings per share for common stock assumes the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method and the conversion of our convertible preferred stock using the if-converted method.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 effective at the beginning of 2008. FASB Staff Position No. FSP 157-2 delayed the effective date of SFAS 157 to periods beginning after November 15, 2008 for non-financial assets and liabilities. Those financial assets and liabilities measured at fair value under SFAS 157 did not have a material impact on our consolidated financial statements. The remaining non-financial assets and liabilities that will be measured under SFAS 157 beginning in 2009 are not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for the company in the first quarter of fiscal 2009. We do not expect this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51. SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141(R) and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Absent any further significant acquisitions, we do not expect these statements to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for periods beginning on or after December 15, 2008. We do not expect this statement to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for periods beginning on or after January 1, 2009. We do not expect this statement to have a material impact on our consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(In thousands, except per share data)	2006	2007	2008
Basic net income per share:
Net income	$19,820	$17,829	$21,703
Weighted average shares outstanding:
Common stock	99,095	100,063	107,798
Preferred stock	1,215	1,215	730

Number of shares used in per share computations	100,310	101,278	108,528

Earnings per share	$0.20	$0.18	$0.20

Diluted net income per share:
Net income	$19,820	$17,829	$21,703
Weighted average shares outstanding:
Common stock	99,095	100,063	107,798
Stock options and awards	3,542	5,119	6,732
Preferred stock	1,215	1,215	730
Stock warrants	180	221	146

Number of shares used in per share computations	104,032	106,618	115,406

Earnings per share	$0.19	$0.17	$0.19

We excluded 2.4 million, 5.5 million and 6.0 million potential common shares from the computation of dilutive earnings per share for the periods ended December 31, 2006, 2007 and 2008, respectively, because the effect would have been anti-dilutive. As a result of our IPO in August 2008, all outstanding stock warrants were exercised, resulting in an issuance of 268,750 shares of common stock, and all shares of our outstanding preferred stock were automatically converted to shares of common stock; thus subsequent to the IPO, the impact stock warrants exercised and preferred stock on weighted average shares outstanding was reflected in common stock.

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2007	December 31, 2008
Cash deposits	$24,937	$37,787
Money market funds	—	200,620

Cash and cash equivalents	$24,937	$238,407

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

5. Fair Value Measurements

We adopted the provisions of SFAS 157 on January 1, 2008, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-tier fair value of hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

In accordance with SFAS 157, we measure our financial instruments at fair value. Our money market funds are classified within Level 1 because these funds are valued using quoted market prices. Our interest rate swap is classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The carrying values of cash deposits, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values due to the short maturity of these financial instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2008
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:

Money market funds	$200,620	$—	$—	$200,620

Liabilities:

Interest rate swap agreement	$—	$2,901	$—	$2,901

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

(In thousands)	December 31, 2007	December 31, 2008
Prepaid expenses	$4,657	$5,481
Income tax receivable	—	12,318
Current deferred taxes	2,448	3,050
Other current assets	652	2,307

Prepaid expenses and other current assets	$7,757	$23,156

The income tax receivable balance as of December 31, 2008 resulted from accelerated tax depreciation and research development costs creating a tax loss for fiscal year 2008. See the income tax footnote for additional information.

7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2007	December 31, 2008
Computers, software and equipment	1-5 years	$256,128	$350,697
Furniture and fixtures	7 years	10,938	12,856
Buildings and leasehold improvements	2-30 years	24,136	61,839
Land	—	13,860	13,860

Property and equipment, at cost		305,062	439,252
Less accumulated depreciation and amortization		(120,516)	(188,300)
Work in process		42,509	111,090

Property and equipment, net		$227,055	$362,042

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $30.9 million, $54.7 million and $85.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

At December 31, 2007, the work in process balance consisted of build outs of $19.0 million for office facilities and $17.2 million for data centers, and $6.3 million for capitalized software and other projects. At December 31, 2008, the work in process balance consisted of build outs of $47.0 million for office facilities and $53.5 million for data centers, and $10.6 million for capitalized software and other projects.

Capitalized interest was $1.0 million, and $2.7 million for the years ended December 31, 2007 and 2008, respectively. We did not capitalize interest in 2006.

The unamortized balance of computer software costs on our consolidated balance sheets were $8.7 million and $16.2 million as of December 31, 2007 and December 31, 2008, respectively. Amortization expense for capitalized computer software costs were $1.7 million, $5.4 million and $7.3 million for the years ended December 31, 2006, 2007 and 2008, respectively. Included in 2007 amortization expense is the discontinuation of the use of certain software that was placed into service in August 2005. The decision to retire the software was made in January 2007, and it was retired in May 2007 resulting in accelerated amortization of $2.0 million. In 2008, we accelerated the depreciation of certain projects resulting in additional depreciation expense of $0.9 million.

8. Business Combinations

In October 2008, we acquired two companies, which were accounted for as business combinations: Jungle Disk, Inc., a company specializing in cloud storage and Slicehost LLC, a company specializing in cloud hosting. The purchase price of the combined acquisitions was $11.5 million paid in cash and stock, with up to $16.5 million in additional payouts of cash and stock based on certain earnout provisions, which will likely be achieved in 2009. As a result of the acquisitions, we recorded $3.4 million of goodwill, of which $0.7 million of the goodwill is deductible for tax purposes. Upon achievement, the earn-out provisions will be accounted for as additional goodwill. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of the two acquisitions, individually and in aggregate, were not material.

9. Goodwill and Intangible Assets

We have one operating segment: Hosting, which has components that are considered to be our reporting units. SFAS 142, Goodwill and Other Intangible Assets requires goodwill to be allocated and tested at the reporting unit level.

The following table provides a rollforward of our goodwill balance.

(In thousands)
Balance at December 31, 2006	$—
Acquisitions	3,574
Purchase accounting adjustments	—

Balance at December 31, 2007	$3,574

Acquisitions	3,424
Purchase accounting adjustments	(56)

Balance at December 31, 2008	$6,942

We test goodwill at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS 142. Our annual testing did not result in impairment of goodwill for the year ended December 31, 2008. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. As of December 31, 2008, there were no indicators that our goodwill or intangible assets were impaired.

The following tables provide information regarding our intangible assets:

	December 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in thousands)
Intangible assets:
Licenses	$9,054	$(5,679)	$3,375
Purchased technologies	1,319	(96)	1,223
Domain name purchases	376	(356)	20
Noncompete agreements	240	(12)	228
Customer relationships	505	(25)	480
Trademarks, tradename and patents	234	(15)	219
Other	274	(7)	267

Total	$12,002	$(6,190)	$5,812

	December 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in thousands)
Intangible assets:
Licenses	$12,738	$(6,897)	$5,841
Purchased technologies	3,398	(938)	2,460
Domain name purchases	426	(385)	41
Noncompete agreements	731	(81)	650
Customer relationships	5,372	(297)	5,075
Trademarks, tradenames and patents	828	(227)	601
Other	631	(198)	433

Total	$24,124	$(9,023)	$15,101

Amortization expense on intangibles was $1.4 million, $1.8 million, and $4.5 million in 2006, 2007, and 2008, respectively. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, which range from one to five years. As of December 31, 2008, amortization expense on intangible assets for the next five years was expected to be as follows:

(In thousands)	Amount
Year ending:
2009	$5,682
2010	4,761
2011	2,509
2012	1,235
2013	914

Total	$15,101

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2007	December 31, 2008
Trade payables	$30,510	$23,459
Accrued compensation and benefits	13,704	19,462
Foreign income taxes payable	—	324
Vendor accruals	17,786	19,984
Other	5,087	8,158

Accounts payable and accrued expenses	$67,087	$71,387

11. Debt

Debt outstanding consisted of:

(In thousands)	December 31, 2007	December 31, 2008
Revolving credit facility	$57,301	$200,000
Notes payable	5,640	10,723

Total debt	62,941	210,723
Less current portion of debt	(2,902)	(5,944)

Total non-current debt	$60,039	$204,779

Revolving Credit Facility

In March 2007, we entered into a revolving credit facility with a financial institution and a second lender. The credit facility had a revolving credit line of $45.0 million with a term of three years. In entering into the new credit facility, we incurred loan origination fees of $0.2 million, which are included in other assets and are being amortized as a component of interest expense over the 3 year term.

In August 2007, we restructured the revolving credit facility led by the same financial institution to include a syndicate of banks and increased the revolving credit line from $45.0 million to a $200.0 million aggregate commitment. The revolving credit facility provides for letters of credit up to $25.0 million. The LIBOR margin spread increases ratably from 0.675% to 1.55% as the total funded debt to adjusted earnings before interest, taxes, depreciation, and amortization ratio increases. The credit facility has a 5-year term and matures in August 2012, and is fully secured by our assets and governed by financial and non-financial covenants. Also in August 2007, fees related to the amendment of the loan agreement and accrued interest from borrowings on the revolving credit line totaling $1.1 million were recorded as borrowings on the amended revolving credit facility. The loan fees were recorded as other assets and are being amortized as a component of interest expense over the 5-year term. The amount borrowed on the revolver as of December 31, 2007 was $57.3 million, with an outstanding letter of credit of $0.9 million, and with $141.8 million available for future borrowings.

In February 2008, our revolving credit facility was amended, increasing our lenders’ aggregate commitment to $245.0 million and changing the definition of the minimum fixed charge coverage ratio. We incurred one time fees of $0.2 million associated with the preparation of the amended facility that were capitalized. The remaining terms of the agreement remained the same. We are required to pay a facility fee of 0.2% per annum on the full amount committed under revolving credit facility and a quarterly administrative fee.

In August 2008, we repaid $57.3 million with proceeds we received from our IPO, reducing our borrowings on the credit facility to $50.0 million. In September 2008, as a result of the uncertain economic conditions in the credit and banking markets, we borrowed $150.0 million under our credit facility. As of December 31, 2008, the amount outstanding under the facility was $200.0 million, with an outstanding letter of credit of $0.8 million, with an additional $44.2 million available for future borrowings.

Our average borrowing under the facility was $110 million for the year ended December 31, 2008. In the same period, the revolving credit facility accrued interest at an average rate of 4.08%.

The credit facility has financial and non financial covenants. Financial covenants under our facility include a minimum fixed charge coverage ratio of at least 1.25 to 1.00 until the three months ended December 31, 2009 and 1.50 to 1.00 for every quarter thereafter and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. As of December 31, 2008, we were in compliance with all of the covenants under our facility.

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

We are required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, receive variable interest payments based on 1-month LIBOR. The margin spread as of December 31, 2008 was 1.55% resulting in an effective fixed rate of 5.69%. The net receipts or payments from the swap are recorded as interest expense. The swap is designated and qualifies as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the swap is accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We are utilizing the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective for the period ended December 31, 2007 and the year ended December 31, 2008. There was no hedge ineffectiveness recognized in earnings for the period ended December 31, 2007 and the year ended December 31, 2008. If the hedge becomes ineffective, certain terms of the revolving line of credit change, the revolving line of credit is extinguished, or if the swap is terminated prior to maturity, the fair value of the swap and subsequent changes in fair value may be recognized in the accompanying consolidated statements of income.

The fair value of the swap was estimated based on the yield curve as of December 31, 2007 and December 31, 2008, and represents its carrying value. As of December 31, 2007 and December 31, 2008, the interest rate swap balance in other non-current liabilities was $0.5 million and $2.9 million, respectively; and the balance in accumulated other comprehensive income on the consolidated balance sheets was an unrealized after-tax loss of $0.3 million and $1.9 million, respectively. The net change in fair value of the interest rate swap recorded as other comprehensive income for the year ended December 31, 2007 and 2008 was an after-tax loss of $0.3 million and $1.6 million, respectively.

Notes Payable

We have entered into various financing arrangements with multiple equipment and software vendors. As of December 31, 2008, the total amount financed under these relationships was $10.7 million with various terms extending to May 2012, and stated rates ranging from 0.0% to 6.0%. For arrangements with below market interest rates, we impute an interest charge based on our average borrowing rate. The weighted average effective interest rate of the various arrangements with third party vendors was 4.62% as of December 31, 2008.

The future principal payments on the revolving credit facility and notes payable as of December 31, 2008 was as follows:

(In thousands)	Amount
Year ending:
2009	$5,944
2010	3,833
2011	682
2012	264
2013 and beyond	200,000

Total debt payments	$210,723

12. Other Non-Current Liabilities

Other non-current liabilities consisted of:

(In thousands)	December 31, 2007	December 31, 2008
Texas Enterprise Fund Grant	$5,000	$5,000
Non-current deferred income taxes	197	13,398
Other	3,263	5,212

Other non-current liabilities	$8,460	$23,610

13. Leases

Capital and Finance Method Leases

We have global master lease agreements with three of our primary vendors that supply us with servers and computer equipment. Currently, we finance most equipment purchases through their respective finance companies. The terms vary with each vendor, but typically include a term of two to four years and interest rates ranging from 2.5% to 10.1%. A majority of these agreements allow us to purchase the equipment at the end of the lease for a nominal amount.

In 2007 and 2008, we financed $8.5 million and $1.5 million, respectively, of certain servers and equipment through sale leaseback transactions with a vendor. We recognize the sale and repurchase of this equipment based on the relative fair value on the date of the transaction. As a result, no gains or losses were recorded in our consolidated statement of income. These sale leaseback transactions are recorded as leased assets and as obligations under capital and finance method leases within the consolidated balance sheet.

Amounts in property and equipment under capital leases as of December 31, 2007 and 2008 consisted of:

(In thousands)	2007	2008
Computers, software and equipment	$77,699	$151,255
Less accumulated depreciation and amortization:	(26,326)	(55,281)

	$51,373	$95,974

In August 2007, we executed a capital lease for our new headquarters facility that expires in 30 years. We made a lease prepayment to the current owner of $32.7 million, of which $27.7 million has been recorded as a capital asset within property and equipment and $5.0 million has been recorded in other non-current assets as a prepaid expense. As a result, no further payments are required and we have the option to purchase the land and building for a nominal amount anytime during the lease term.

Future capital and finance method lease payments under non-cancelable leases as of December 31, 2008 were as follows:

(In thousands)	Amounts
Year ending:
2009	$42,765
2010	31,418
2011	18,975
2012	3,087

Total minimum capital and finance method lease payments	96,245
Less amount representing interest	(6,555)

Present value of net minimum lease payments	89,690
Less current portion of obligations under capital and finance method leases portion	(38,909)

Non-current obligations under capital and finance method leases	$50,781

Lease obligations for our foreign subsidiaries are denominated in foreign currencies, which have been converted to U.S. dollars at the exchange rate on December 31, 2008.

Operating Leases

We lease our data center facilities, certain office space and equipment under non-cancelable operating lease agreements. Facility leases generally include renewal options and may require us to pay a portion of the related operating expenses. Certain of these lease agreements have escalating rental payment provisions. We recognize rent expense for such arrangements on a straight-line basis.

Future operating lease payments under non-cancelable leases with an initial term in excess of one year as of December 31, 2008 were as follows:

(In thousands)	Amount
Year ending:
2009	$14,578
2010	10,372
2011	10,353
2012	9,711
2013	7,396
Thereafter	16,115

Total minimum operating lease payments	$68,525

Rent expense for the years ended 2006, 2007, and 2008 was $9.2 million, $14.6 million, and $19.5 million, respectively.

The above minimum payments as of December 31, 2008 under non-cancelable operating lease commitments and the above rent expense amounts do not include amounts related to certain non-cancelable service contracts for our data centers.

14. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily relate to commitments for certain services at our data centers. The agreements vary from one to three years and provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements as of December 31, 2008 approximated $3.9 million, $1.5 million, and $0.2 million for the years ended December 31, 2009, 2010, and 2011, respectively.

We also have purchase orders and construction contracts primarily related to data center equipment and facility build-outs. We generally have the right to cancel these open purchase orders prior to delivery or terminate the contracts without cause.

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

Contingent Liability

We recorded a $2.1 million charge in the fourth quarter of 2007 as cost of revenues related to an unresolved contractual issue with a vendor. We have recorded a loss contingency liability with respect to this matter in accordance with SFAS 5, Accounting for Contingencies as interpreted by FASB Interpretation 45 (FIN 45). Due to the uncertainty regarding the interpretation of certain contractual terms, it is possible the ultimate loss may exceed the amount currently accrued.

Guarantees and Indemnifications

We have identified certain guarantees pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. We evaluate estimated losses for guarantees under SFAS 5, Accounting for Contingencies, as Interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such guarantees in our financial statements.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no significant liabilities recorded for these agreements as of December 31, 2007 or December 31, 2008.

We have service level commitment obligations with most of our customers. As a result, service interruptions or significant equipment damage in our data centers, whether or not within our control, could result in us not achieving service level commitments to these customers resulting in an obligation to pay a service level credit. Our liability insurance does not cover ordinary service interruptions. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized and record an estimate for potential unrecorded amounts. The balance within allowances for doubtful accounts and customer credits as of December 31, 2007 and 2008, was $580 thousand and $990 thousand, respectively, for credits resulting from our service level agreements.

During a two week span in the fourth quarter of 2007, our data center in Grapevine, Texas experienced disruptions, and as a result we recognized $3.4 million as a reduction in net revenues for credits issued to our customers.

In the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We have no significant liabilities recorded for these agreements as of December 31, 2007 or 2008.

In August 2007, we entered into a lease for our corporate headquarters and a possible future data center operation. In connection with this lease, we also entered into a Master Economic Incentives Agreement with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate employee base requirement of 4,500 jobs by December 31, 2012. In addition, the agreement requires that the median payroll of those employees be no less than $51 thousand per year. In exchange for these employment obligations, we will receive a 14 year exemption from most of the property taxes associated with the property. If we fail to meet these job creation requirements, we could lose a portion or all of the tax exemption provided during the 14 year period and would then be obligated to repay the exemption amount. We have met the requirements for the employment level and median payroll for December 31, 2008. As of December 31, 2008 we have not elected to begin the exemption period.

Further, we entered into an agreement with the State of Texas, under which we have received $5.0 million in 2007, and may receive up to an additional of $17.0 million from the Texas Enterprise Fund in three installments on the condition that we create at least 4,000 new jobs in the State of Texas paying an average of at least $56 thousand per year (subject to a 2.0% per year increase commencing in 2009), by December 31, 2012 and sustain these jobs through December 31, 2018. If we fail to meet these job creation requirements, we will be required to repay the grant money with interest at the rate of 4.7% per year. If we fail to meet any of the annual job creation requirements, we may be required to repay cash previously received. As of December 31, 2008, the $5.0 million received was deferred and recorded as other non-current liabilities. Although we are continuing to create jobs, with the current economic conditions, we cannot be certain the job creation requirements will be met. Amounts will be recognized into income upon the achievement of the performance criteria and the determination that the cash is no longer refundable to the State of Texas.

In October 2008, we received a grant in partnership with the State of Texas and Alamo Community College District, which we will be reimbursed for up to $4.7 million for certain training expenses conducted through Alamo Community College over the next three years. In order to fulfill our requirements, we must meet the employment requirements defined in the grant with the State of Texas from the Texas Enterprise Fund.

In the current economic environment, unless we are able to modify the terms of our agreements, it is probable we will not fulfill the job creation requirements levels for the end of 2009. We are currently seeking to modify all such agreements.

15. Common Stock

Common Stock

In October 2007, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized common shares from 30 million to 300 million. At December 31, 2007 and December 31, 2008, we had 101,211,223 and 117,154,094 shares of our common stock legally issued, and 101,128,518 and 117,154,094 shares outstanding, respectively.

We have one class of authorized common stock. The rights and privileges provided to our common stockholders are as follows:

•

Dividend Rights—Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of our common stock are entitled to receive dividends, at the discretion of our board of directors.

•	Voting Rights—All holders of common stock are entitled to one vote per share on all matters to be voted on by Rackspace Hosting’s stockholders.

•

Right to Receive Liquidation Distributions—Upon liquidation, dissolution or winding-up, the holders of our common stock are entitled to share equally in all of our assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock.

Common Stock Offerings

In May 2006, we sold 500,000 shares of common stock for $1.2 million (net of related costs of $10 thousand), respectively, to members of our executive management team and existing stockholders.

In September 2007, we issued a total of 587,595 shares of common stock as partial consideration for the Mailtrust acquisition. The common stock issued was recorded at a price of $5.82 per share, resulting in an aggregate recorded amount of $3.4 million. In connection with the Mailtrust acquisition, we issued three employees 353,805 additional shares which were subject to a repurchase agreement. During 2008, 25% of these shares became fully vested and were no longer subject to the repurchase agreement. We also issued 15,000 shares of common stock in exchange for the remaining limited partnership interest in Mosso in July 2007, with a fair value of $87 thousand that was recorded to goodwill.

Prior to October 2007, each of our non-employee board of directors were compensated with 7,895 shares of common stock per year. In connection with this plan, we granted 23,685 and 31,580 shares of common stock as a portion of director’s fees to non-employee members of our board of directors in 2006 and 2007, respectively. We recorded $55 thousand and $156 thousand of expense associated with these grants in 2006 and 2007, respectively. The shares were fully vested and unrestricted as of December 31, 2007. These amounts have been recorded as a component of general and administrative expense.

In October 2007, we adopted a new compensation policy for our non-employee directors. In consideration for the services of our non-employee directors, we grant shares of our common stock having a fair market value on the date of grant equal to $13 thousand to each non-employee director per quarter. Additionally, each non-employee director receives compensation based upon board committee responsibilities and board meeting attendance. At the non-employee director’s election this compensation may be paid in either cash or our common stock valued at the fair market value as of the date of grant, or any combination thereof.

In March 2008, we sold 60,000 shares of our common stock at a price per share of $9.14 for a total purchase price of $548 thousand to a member of our executive team.

In August 2008, we completed our IPO, issuing 12.7 million shares of common stock at an IPO price of $12.50 per share.

In November 2008, per the terms of the merger agreement with Jungle Disk, we issued 247,545 shares of our common stock at a price of $5.405 per share and reissued 82,705 treasury shares at a price of $5.405 per share as partial consideration for the acquisition, resulting in an aggregate recorded amount of $1.8 million.

In 2008, each of our non-employee board of directors was compensated with shares of common stock. We granted a total of 24,405 shares of common stock as a portion of director’s fees to non-employee members of our board of directors in 2008. We recorded $289 thousand of expense associate with these grants in 2008. The shares are fully vested and unrestricted as of December 31, 2008. These amounts have been recorded as a component of general and administrative expense.

Treasury Stock

Shares of our stock that are repurchased are recorded as treasury stock at cost and included as a component of stockholders’ equity. During the year ended 2006, we purchased 32,705 shares of our common stock at a cost of $21 thousand, respectively, in connection with certain equity transactions authorized by our board of directors. In November 2008, we reissued all of our treasury shares as partial consideration for an acquisition.

Stock Split

On December 13, 2007, our board of directors approved a five-for-one split of our common stock that was effected in the form of a stock dividend to stockholders of record on January 31, 2008. In accordance with the preferred stock agreement, holders of preferred shares received four shares of common stock for every preferred share held as of the date of record.

Warrants

In August of 2008, all warrants outstanding were exercised in conjunction with our IPO.

16. Preferred Stock

In October 2007, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of preferred stock from 20 million to 50 million.

As of December 31, 2007 we had 1,214,837 shares of Series A Convertible Preferred Stock (Preferred Stock), all of which were issued in 2001. These shares were all converted to common stock as part of our IPO, and no Preferred Stock was outstanding as of December 31, 2008.

17. Share-Based Compensation

In December 2007, we adopted the 2007 Equity and Incentive Plan, or 2007 Stock Plan. Under the 2007 Stock Plan, incentive and non-qualified stock options or rights to purchase common stock may be granted to eligible participants. In addition to stock options, we may grant other equity awards such as stock appreciation rights, restricted stock awards, restricted stock units, performance awards, cash based awards, and dividend equivalents. All awards, excluding incentive stock options, may be granted under the plan to employees, officers, directors, or any other non-employee service provider to the company. Incentive stock options may be granted only to employees of the company or a subsidiary. The exercise price of a stock option granted under the 2007 Stock Plan will be determined by the committee at the time the option is granted, and generally may not be less than 100% of the fair market value of a share of common stock as of the date of grant. The 2007 Stock Plan has an automatic share reserve increase effective the first day of each fiscal year beginning in 2009 with an amount equal to the lesser of (i) 10,000,000 shares, (ii) four percent of the number of shares on the last day of the immediately preceding fiscal year that are (a) outstanding, and (b) issuable pursuant to outstanding awards under our Stock Plans, or (iii) such lesser number of shares determined by our board of directors. For fiscal year 2009, this resulted in an increase of approximately 5.5 million shares available under our 2007 Stock Plan.

We maintain the 1999 Stock Plan, the 2003 Stock Plan, the 2005 Stock Plan, the 2007 Stock Plan, and plans assumed through acquisitions, collectively referred to as the Stock Plans. Except for options granted in 2008 that were revalued in relation with our IPO, options are priced to be at least 100% of our common stock’s fair market value at the date of grant. Options have been granted for a term of ten years. Options granted under the Stock Plans generally vest either ratably over the requisite service period, at the end of three years, or based on performance milestones. Stock options issued under the 1999 Stock Option Plan have seven year terms and generally vest over three years. Stock options assumed through acquisitions have had seven to ten year terms and vest 25% the first year and ratably over the remaining periods.

As of December 31, 2007, the total number of shares authorized under the Stock Plans was approximately 50.3 million shares, of which approximately 24.4 million shares were available for future grants. In March 2008, our board of directors amended the 2007 Stock Plan reducing the total number of shares authorized to 4.6 million plus any shares that, as of the amended date, have been reserved but not issued pursuant to the 1999, 2003, 2005, and Webmail Stock Plans. In May 2008, our board of directors approved an additional 5,400,000 shares for future grant under the 2007 Stock Plan and the 2008 Employee Stock Purchase Plan under which 500,000 shares are authorized for future grant. As of December 31, 2008, the total number of shares authorized under the Stock Plans was 37.3 million shares, of which approximately 6.3 million shares were available for future grants.

The following table summarizes the activity under our Stock Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	16,811,955	$3.12	7.35	$73,351

Granted	5,925,098	$9.78
Exercised	(1,427,334)	$1.30
Canceled	(2,004,075)	$6.61

Outstanding at December 31, 2008	19,305,644	$4.95	7.01	$34,050

Vested and exercisable at December 31, 2008	9,303,646	$2.33	5.28	$28,939

Vested and exercisable at December 31, 2008 and expected to vest thereafter*	17,969,901	$4.67	6.87	$33,899

*	Includes reduction of shares outstanding due to estimated forfeitures

The total pre-tax intrinsic value of the stock options exercised during fiscal 2006, 2007, and 2008 was $1.9 million, $2.4 million, and $12.4 million, respectively.

The weighted average fair value of stock options issued for the years ended 2006, 2007 and 2008 was $2.15, $3.77 and $7.84 respectively, using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2006	2007	2008
Expected stock volatility	78%	65%	60% - 65%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.54% - 5.08%	3.62% - 5.04%	2.71% - 3.45%
Expected life	6.25 years	6.25 years	6.25 - 6.5 years

As of December 31, 2008, there was $44.6 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans using the straight line method over a weighted average period of 2.32 years.

During 2007, we converted 3,045,000 Mailtrust options to 104,440 of our options in conjunction with the Mailtrust acquisition.

In 2008, Rackspace issued 403,000 performance-based stock options with a weighted average exercise price of $7.54 per share to certain employees. The vesting of these options is tied to defined performance criteria based on achievement of revenue and operating income targets. The options vest and are exercisable, in whole or in part, semi-annually over the performance period beginning on the grant date and ending on the five year anniversary of the vesting commencement date. As of December 31, 2008, these options were determined probable to vest and a total of $396 thousand of share-based compensation expense was recognized.

In the first quarter of 2008, we approved a broad-based option grant and issued stock options to certain employees under the 2007 Plan to purchase 3,793,940 shares of common stock with exercise prices of $9.14 per share and $10.30 per share. These options have a 3-year cliff vesting and expire ten years from the date of the grant.

We account for stock issued to non-employees in accordance with the provisions of SFAS 123, Accounting for Stock Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. We use the Black-Scholes option pricing model to value options granted to non-employees. In July 2006, we issued 50,000 options with an exercise price of $3.40 to a non-employee consultant under the 2005 Stock Option plan. These options vest over a 4-year period, and expire after 5 years. We will continue to mark to market these options using the Black-Scholes model (using the assumptions discussed in the previous table), until such time that they are vested. As of December 31, 2008, 25,000 of these options had vested and 45,347 of the options remained unexercised. During 2006, 2007 and 2008, we recorded general and administrative expense of $20 thousand, $97 thousand and $127 thousand, respectively, related to these options.

Share-based compensation expense was recognized as follows:

	Years Ended December 31,
(in thousands)	2006	2007	2008
Cost of revenues	$83	$433	$2,465
Sales and marketing	156	598	2,141
General and administrative	851	3,221	10,411

Pre-tax share-based compensation	1,090	4,252	15,017
Less: Income tax benefit	(387)	(1,526)	(5,047)

Total share-based compensation expense, net of tax	$703	$2,726	$9,970

18. Income Taxes

The provision for income taxes consisted of:

(In thousands)	2006	2007	2008
Current:
Federal	$11,586	$8,042	$(9,396)
Foreign	(669)	4,322	6,762
State	309	1,080	1,917

Total current	11,226	13,444	(717)
Deferred:
Federal	(596)	(2,986)	13,611
Foreign	309	(435)	(1,636)
State	(39)	(58)	(273)

Total deferred	(326)	(3,479)	11,702

Total provision for income taxes	$10,900	$9,965	$10,985

Income before income taxes included income from foreign operations of approximately $1.7 million, $12.2 million, and $18.7 million for years ended December 31, 2006, 2007, and 2008, respectively.

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	2006	2007	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.5%	2.3%	3.2%
Tax rate differentials for international jurisdictions	(0.3%)	(2.1%)	(2.7%)
Permanent items, including non deductible stockbased compensation and meals & entertainment	0.4%	0.5%	0.4%
Other, net	(0.1%)	0.2%	(2.3%)

Effective tax rate	35.5%	35.9%	33.6%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

(In thousands)	2007	2008
Deferred tax assets:
Share-based compensation	$2,215	$6,075
Accounts receivable	703	935
State income taxes	97	275
Vacation accruals	730	879
Deferred revenue	3,714	3,407
Accruals not currently deductible	1,041	1,840
Other	535	2,172

Total gross deferred tax assets	9,035	15,583
Deferred tax liabilities:
Depreciation	4,181	23,772
Prepaids	2,603	1,273

Total gross deferred tax liabilities	6,784	25,045

Net deferred tax assets (liabilities)	$2,251	$(9,462)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was not established or deemed necessary based upon the determination that future profits are anticipated.

Deferred taxes are not provided on undistributed earnings of a foreign subsidiary because such undistributed earnings are expected to be indefinitely reinvested outside of the U.S. If these amounts were not considered permanently reinvested, an additional deferred tax liability would be recorded.

In September 2007, we received the first grant payment from the Texas Enterprise Fund of $5.0 million with respect to our economic development agreement with the State of Texas. We determined such payments represent a capital contribution under the Internal Revenue Code Section 118. As such, the amount is not subject to federal or state income tax. The arrangement is further explained in Commitment and Contingencies footnote.

In 2008, we received notification from the State of Texas that our application for the Texas Enterprise program was approved. Upon achieving the specific requirements of the program, which include job creation requirements, we may receive sales tax reimbursements from the State of Texas not to exceed $3.75 million over a five year period. If achieved, these sales tax refunds will be recognized as an offset to sales tax expense. No refunds were received for the year ended December 31, 2008.

Uncertain Tax Positions

We adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, at the end of fiscal year 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We had no changes to the amount of our income tax payable as a result of implementing FIN 48. Prior to the adoption of FIN 48, our policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.

A reconciliation of our unrecognized tax benefits, excluding accrued interest, for 2008 is as follows:

(In thousands)	2008
Balance at December 31, 2007	$—
Additions based on tax positions related to the current year	143
Additions for tax positions of prior years	109
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$252

At December 31, 2008, approximately $252 thousand of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in any future period. We do not expect the amount of the unrecognized tax benefits disclosed above to change significantly over the next 12 months.

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

We currently file income tax returns in the U.S. and the U.K., which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. The Internal Revenue Service completed an examination of our consolidated U.S. Federal income tax returns through fiscal year 2004 with no changes to the tax return. We remain subject to U.S. federal and state income tax examinations for the tax years 2005 through 2007, and to U.K. income tax examinations for the years 2002 through 2007. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

We recognize interest expense and penalties related to income tax matters in interest and penalties expense within other income (expense) on our consolidated statements of income and not as income tax expense. As of December 31, 2007 and 2008, we accrued interest and penalties of $148 thousand and $0 thousand, respectively, on the consolidated balance sheets. For the years ended 2006, 2007, and 2008, interest or penalties of $61 thousand, $87 thousand, and $45 thousand, respectively, were recorded in the consolidated statements of income.

19. Comprehensive Income

Total comprehensive income was as follows:

	Years Ended December 31,
(In thousands)	2006	2007	2008
Net income	$19,820	$17,829	$21,703
Derivative instrument, net of taxes of $0, $173 and $842 for years ended December 31, 2006, 2007 and 2008	—	(322)	(1,564)
Foreign currency cumulative translation adjustment, net of taxes of ($101), $5 and $3,966 for the years ended December 31, 2006, 2007 and 2008	929	105	(14,976)

Total other comprehensive income (loss)	929	(217)	(16,540)

Total comprehensive income	$20,749	$17,612	$5,163

The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2007 and 2008 were as follows:

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2006	$—	$730	$730
2007 changes in fair value	(322)	—	(322)
2007 translation adjustment	—	105	105

Balance at December 31, 2007	$(322)	$835	$513
2008 changes in fair value	(1,564)	—	(1,564)
2008 translation adjustment	—	(14,976)	(14,976)

Balance at December 31, 2008	$(1,886)	$(14,141)	$(16,027)

20. Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by reporting unit and geographic region for purposes of evaluating financial performance and allocating resources. We are organized as, and operate two reporting units: managed hosting and cloud computing services. We have evaluated the criteria for aggregation by products and services, and by geography, and determined we have one reportable segment, which we describe as Hosting. Revenues are attributed by geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or outside U.S., primarily the U.K. Our primary long-lived assets are also located in the U.S. and the U.K.

Total net revenues by geographic region were as follows:

	Years Ending December 31,
(In thousands)	2006	2007	2008
United States	$170,485	$260,747	$383,524
Outside United States	53,481	101,270	148,409

Total net revenues	$223,966	$362,017	$531,933

Long-lived assets were as follows:

	December 31, 2007	December 31, 2008
(In thousands)
United States	$191,814	$322,949
Outside United States	51,856	68,930

Total long-lived assets	$243,670	$391,879

21. Employee Benefit Plans

We sponsor a defined contribution retirement plan which has been determined by the IRS to be qualified as a 401(k) plan, or the Plan. The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of up to 100% of gross compensation, subject to certain IRS limitations. Based on approval by the board of directors, we may make matching contributions to the Plan. No matching contributions have been made as of December 31, 2008. Mailtrust administered a simple 401(k) plan that provided a 100% match on up to a maximum of 3% of employee contribution that vested immediately. The simple 401(k) plan was terminated on December 31, 2007. Expense recognized for the year ended 2007 was nominal.

We also sponsor a non-mandatory defined contribution plan for our employees located in the U.K. Pursuant to this plan, we contribute on a monthly basis a certain percentage of the employee’s salary. The plan is non-contributory, thus the employee is not obligated to make any contribution to the plan and contributions vest immediately. For the years ended 2006, 2007, and 2008, expense recognized was $212 thousand, $616 thousand, and $1.0 million, respectively.

In 2008, we sponsored a deferred compensation plan. The plan provides for voluntary tax deferred contributions. We recognized a gain of $61 thousand for the year ended 2008 as the liability to plan participants decreased due to the losses in investments elected by the participants.

22. Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to: current depressed economic conditions; uncertainty in the potential market for our services; increasing competition; dependence on our existing management and key personnel; and protection of our intellectual property rights.

23. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $346 thousand, $441 thousand and $620 thousand of rent expense on our consolidated statements of income for the years ended December 31, 2006, 2007 and 2008, respectively.

24. Subsequent Events

In February 2009, Rackspace and Grizzly Ventures LLC, a subsidiary of DuPont Fabros Technology, Inc. entered into an agreement to lease 11,000 square feet of technical floor space in a data center facility located in Virginia. The leased space will be provided with a maximum critical load power of 2.275 megawatts. The operating lease provides for a commencement date at the earlier of one hundred eighty (180) days after the date of the lease and the date on which Rackspace begins to conduct business at the site. The lease has a term of 15 years from the commencement date and a total estimated financial obligation of approximately $75 to $80 million over the 15 year term, inclusive of base lease payments, power costs and Rackspace’s pro-rata share of operating expenses. Rackspace has a one-time option to terminate the lease after 10 years upon 12 months’ prior notice. Upon the expiration of the 15 year term, Rackspace has the option to renew the lease for two successive five year periods.

On February 25, 2009, our board approved grants of restricted stock units (RSUs) to our chief executive officer and another member of the executive team. A total of 2,000,000 RSUs were granted. The vesting of the RSUs are dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur. Of the total RSUs granted, 1,050,000 have a measurement period at the end of three years, and the remaining at the end of five years.

We have begun the process of determining the fair value of these RSU grants, which will be expensed in accordance with SFAS 123(R) over the measurement period. Our preliminary estimate of the total share-based compensation expense for these grants is between $7 million and $9 million. Management’s final assessment of the fair values of these stock awards will be completed by the end of our first quarter ending March 31, 2009.

In addition, on February 25, 2009, our board approved the grant of 3.7 million stock options for certain employees with an exercise price of $5.09. The shares vest 25% at the end of each year over a four-year period and expire after ten years. The fair value for these stock options issued is $2.97 per option using the Black-Scholes option pricing model.

SUPPLEMENTARY FINANCIAL DATA

Quarters Ended (In thousands, except per share amounts)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

	Unaudited
Net revenues	$75,225	$84,012	$96,097	$106,683
Cost of revenues	$23,593	$26,148	$30,555	$37,929
Gross margin	$51,632	$57,864	$65,542	$68,754
Net income	$4,172	$4,812	$6,291	$2,554
Earnings per share—basic	$0.04	$0.05	$0.06	$0.04
Earnings per share—diluted	$0.04	$0.05	$0.06	$0.04
Cash and cash equivalents	$13,199	$22,391	$29,431	$24,937

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	Unaudited
Net revenues	$119,613	$130,829	$138,354	$143,137
Cost of revenues	$39,223	$42,842	$45,499	$45,019
Gross margin	$80,390	$87,987	$92,855	$98,118
Net income	$5,442	$4,182	$5,235	$6,844
Earnings per share—basic	$0.05	$0.04	$0.05	$0.06
Earnings per share—diluted	$0.05	$0.04	$0.04	$0.06
Cash and cash equivalents	$27,497	$35,094	$260,318	$238,407

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

After the identification of the material weaknesses, we implemented a remediation plan during 2008 to address the weaknesses. As part of this remediation plan, we established policies and procedures that provide for complete and timely reporting of significant non-routine transactions, which included the establishment of a disclosure committee consisting of our senior management team and key finance and accounting personnel.

In addition we made certain personnel changes and established additional controls to address the material weakness related to the proper cutoff of expenditures at the end of each period. We have evaluated the overall effectiveness of our remediation plan and concluded that the material weaknesses had been remediated as of June 30, 2008.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Except for the implementation of our remediation plan, there were no changes in our internal control over financial reporting that occurred during 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

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

ITEM 9B—OTHER INFORMATION

On February 25, 2009, our board approved two grants of restricted stock units (RSUs) to our President and Chief Executive Officer, A. Lanham Napier, for a total of 1,500,000 RSUs and two grants of restricted stock units (RSUs) to our President, Rackspace Cloud, and Chief Strategy Officer, Lew Moorman, for a total of 500,000 RSUs. Each RSU in the grants represents a contingent right to receive one share of our common stock and the RSU grants were awarded pursuant to our 2007 Long-Term Incentive Plan, under our standard form of RSU Agreement (Performance Based).

Under these grants, the RSUs will vest based on the Total Shareholder Return, or TSR, of our common stock for specific periods designated in each grant as compared to other companies in the Russell 2000 Index over these same periods. Each recipient has one grant that measures the TSR of our common stock for a three year period and one grant that measures the TSR for a five year period. The TSR is measured at the end of the respective term of the grant.

Each of Mr. Napier’s grants is for 750,000 RSUs, with 500,000 RSUs vesting if the TSR of our common stock is in the 50th percentile or better, as compared to other companies in the Russell 2000 Index, and an additional 250,000 RSUs vesting if the TSR is in the 25th percentile or better.

Mr. Moorman’s three year grant is for 300,000 RSUs, with 150,000 RSUs vesting if the TSR of our common stock is in the 50th percentile or better, as compared to other companies in the Russell 2000 Index, and an additional 150,000 RSUs vesting if the TSR is in the 25th percentile or better. Mr. Moorman’s five year grant is for 200,000 RSUs, with 100,000 RSUs vesting if the TSR of our common stock is in the 50th percentile or better, as compared to other companies in the Russell 2000 Index, and an additional 100,000 RSUs vesting if the TSR is in the 25th percentile or better.

If TSR for our common stock does not fall within the 50th percentile or better of Russell 2000 Index companies for a performance period, or if TSR is negative, no vesting of the RSUs will occur under any of the grants.

We have begun the process of determining the fair value of these RSU grants, which will be expensed in accordance with SFAS 123(R) over the measurement period. Our preliminary estimate of the total share-based compensation expense for these grants is between $7 million and $9 million. Management’s final assessment of the fair values of these stock awards will be completed by the end of our first quarter ending March 31, 2009.

In addition, also on February 25, 2009, our board approved the grant of 3.7 million stock options for certain employees with an exercise price of $5.09. The option shares vest 25% at the end of each year over a four-year period and expire ten years from the date of grant. The option grants included (i) 300,000 options to A. Lanham Napier, our President and Chief Executive Officer , (ii) 240,000 options to Bruce Knooihuizen, our Senior Vice President, Chief Financial Officer and Treasurer, (iii) 200,000 options to John Lionato, our Senior Vice President, Customer Care, (iv) 150,000 options to Lew Moorman, our President, Rackspace Cloud, and Chief Strategy Officer, and (v) 80,000 options to Klee Kleber, our Vice President, Marketing and Product Development.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

We have adopted the Rackspace Hosting, Inc. Code of Business Conduct and Ethics (the “code of conduct”) that applies to all of our employees, officers and directors, including without limitation, our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, and other finance organization employees. The code of conduct, as well as any waiver of a provision of the code of conduct granted to any senior officer or director or material amendment to the code of conduct, if any, may be found in the “Investors” section of our website at www.rackspace.com.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December  31, 2008.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED PARTY STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2007 Long Term Incentive Plan and our employee stock purchase plan:

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities refelcted in column (A))
Equity compensation plans approved by security holders	19,305,644	(1)	$7.01	6,751,380	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	19,305,644		$7.01	6,751,380

(1)	Consists of 13,777,209 shares of common stock underlying outstanding options granted under our 1999 Assumed Stock Option Plan, 2003 Stock Option Plan, 2005 Non-Qualified Stock Option Plan and 2007 Long Term Incentive Compensation Plan and 5,528,435 shares underlying outstanding restricted stock units under our 2007 Long Term Incentive Compensation Plan.

(2)	Includes 500,000 shares of common stock available for issuance under our employee stock purchase plan and 6,251,380 shares of common stock available for issuance under our 2007 Long Term Incentive Compensation Plan.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The financial statements filed as part of this report are listed on the index to financial statements on page 2.

(2)	Any financial statement schedules required to be filed as part of this report are set forth in section (c) below.

(b)	Exhibits—See Index to Exhibits at the end of this report, which is incorporated by reference.

(c)	Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(In thousands)	Beginning Balance	Additions Charged to Net Revenues, and Costs and Expenses		Write-Offs	Ending Balance
Allowance for doubtful accounts and customer credits for the years ending December 31:
2006	$1,885	$4,497		$(4,345)	$2,037
2007	$2,037	$9,794	*	$(8,990)	$2,841
2008	$2,841	$6,465		$(6,011)	$3,295

*	2007 includes $3.4 million in credits to our customers due to downtime at a data center facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

Rackspace Hosting, Inc.

Date:	February 27, 2009	By:	/s/ A. LANHAM NAPIER
A. Lanham Napier
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ A. LANHAM NAPIER A. Lanham Napier	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2009

/S/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 27, 2009

/S/ GRAHAM WESTON Graham Weston	Chairman	February 27, 2009

/S/ S. JAMES BISHKIN S. James Bishkin	Director	February 27, 2009

/S/ FREDERIC C. HAMILTON, JR. Frederic C. Hamilton, Jr.	Director	February 27, 2009

/S/ PALMER L. MOE Palmer L. Moe	Director	February 27, 2009

/S/ FRED REICHHELD Fred Reichheld	Director	February 27, 2009

/S/ GEORGE J. STILL, JR. George J. Still, Jr.	Director	February 27, 2009

INDEX TO EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated Bylaws of the Registrant (3)

4.1	Form of Common Stock Certificate of the Registrant (3)

4.2	Founder’s Registration Rights Agreement dated October 1, 2002 among the Registrant and certain stockholders (1)

4.3	Investor’s Registration Rights Agreement dated October 1, 2002 among the Registrant and certain stockholders (1)

10.1	Form of Indemnification Agreement for directors and officers (2)

10.2	1999 Assumed Stock Option Plan and form of agreement thereunder (1)

10.3	2003 Stock Option Plan and form of agreement thereunder (1)

10.4	2005 Non-Qualified Stock Option Plan and form of agreement thereunder (1)

10.5	Form of Share Option Agreement (U.K.) (4)

10.6 (A)	Amended and Restated 2007 Long-Term Incentive Plan and form of agreement thereunder (2)

10.6 (B)	Certificate of Amendment to Amended and Restated 2007 Long-Term Incentive Plan (2)

10.6 (C)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (Time Based)

10.6 (D)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (Performance Based)

10.7	Webmail.us, Inc. 2004 Stock Incentive Plan, as amended in 2006 (1)

10.8	2008 Employee Stock Purchase Plan and form of agreement thereunder (2)

10.9	Rackspace US, Inc. Deferred Compensation Plan (3)

10.10	Director’s Service Agreement between Rackspace Managed Hosting Limited and Doug Loewe dated March 26, 2007 (1)

10.11	Executive Severance Agreement between Rackspace, Ltd. and Major G. Horton effective March 20, 2006 (1)

10.12	Severance and Release Agreement between Rackspace, Ltd. and Major G. Horton effective June 29, 2007 (1)

10.13	Office Building Lease dated March 16, 2004 between Data Rose Limited Partnership and Rackspace Headquarters, LLC, as amended on April 26, 2004, June 1, 2006, and April 17, 2008 (1)

10.14	Ground Lease Agreement dated August 2, 2007, between Windcrest Economic Development Corporation and Rackspace US, Inc., as amended on April 24, 2008 (1)

10.15	Walzem Road Redevelopment Project Master Economic Incentives Agreement among the City of Windcrest, Texas, the City of San Antonio, Texas, the County of Bexar, Texas, the Windcrest Economic Development Corporation, the Windcrest Economic Development Company, LLC, and Rackspace US, Inc. dated August 2, 2007 (1)

10.16	City Economic Development Grant Agreement between the City of Windcrest, Texas and Rackspace US, Inc. dated August 2, 2007 (1)

10.17	County Economic Development Grant Agreement between Bexar County, Texas and Rackspace US, Inc. dated August 2, 2007 (1)

Exhibits	Description

10.18	Developer Economic Development Grant Agreement among the City of Windcrest, Texas, the Windcrest Economic Development Corporation, and Windcrest Economic Development Company, LLC dated August 2, 2007 (1)

10.19	Economic Development Agreement between the State of Texas and Rackspace US, Inc. dated August 1, 2007 (1)

10.20	Office Building Lease Agreement dated February 22, 2000 between Santa Clara Land Company, Ltd. and the Registrant, as amended on March 30, 2000, December 9, 2004, and March 1, 2007 (1)

10.21	Storage Lease effective March 1, 2004 between Santa Clara Land Company, Ltd. and the Registrant (2)

10.22 (A)	Lease Agreement dated January 28, 2008 between Santa Clara Land Company, Ltd. and Rackspace US, Inc. (1)

10.22 (B)	First Amendment to Office Building Lease Agreement between Santa Clara Land Company, Ltd. and Rackspace US, Inc., dated July 10, 2008 (3)

10.23	Customer Solution Document dated April 7, 2006 between Cable & Wireless UK and Rackspace Managed Hosting Limited, as amended June 26, 2007 (2)

10.24	Agreement of Lease dated as of April 24, 2002 between Level 3 Communications LLC and Rackspace SATDC, Ltd., as amended April 16, 2004 (1)

10.25	Assignment of Lease effective December 1, 2006 between Qwest Communications Corporation and Rackspace DAL1DC Management, LLC with attached Lease dated January 26, 2000 between CSI Industrial Development L.P. and Qwest Communication Corporation, as amended January 23, 2001 (1)

10.26	Third Amendment to Lease Agreement dated January 8, 208 between CLPF-Heritage Four, L.P. and Rackspace DAL1DC Management LLC (1)

10.27	Consent to Assignment and Other Agreements dated November 30, 2006 by and among CLPF Heritage Four L.P., Macro Holding, Inc., Qwest Communications Corporation, and Rackspace DAL1DC, Ltd. (1)

10.28	Deed of Lease dated January 16, 2003 between Williams Communications, LLC and Rackspace IAD1DC, Ltd. (1)

10.29	Agreement for Lease dated April 2, 2007 between Slough Trading Estate Limited and Rackspace Managed Hosting Limited (1)

10.30	Master Services Agreement no. RAC001 dated February 1, 2007 between Interconnect Exchange Europe Limited and Rackspace Managed Hosting, Service Order, and Statement of Work dated July 1, 2007, and Service Order and Statement of Work dated February 1, 2007 (1)

10.31	Amended and Restated Revolving Credit Agreement dated August 31, 2007 between Comerica Bank and Rackspace US, Inc., as amended October 11, 2007, December 7, 2007, February 25, 2008, and April 23, 2008 (1)

10.32	ISDA Master Agreement and Schedule between Comerica Bank and Rackspace US, Inc. dated September 26, 2007 (1)

10.33	Offer letter from the Registrant to Klee Kleber dated February 5, 2007 (2)

10.34	Offer letter from the Registrant to Glenn Reinus dated February 14, 2003 (2)

10.35	Global Amendment to the Registrant’s 1999 Assumed Stock Option Plan, 2003 Stock Option Plan, 2005 Non-Qualified Stock Option Plan, Webmail.us, Inc. 2004 Stock Incentive Plan and Amended and Restated 2007 Long-Term Incentive Plan (2)

Exhibits	Description

10.36	Compromise Agreement between Rackspace Limited and Doug Loewe dated June 26, 2008 (3)

10.37	Lease agreement between Rackspace Asia Limited and PCCW Powerhouse Data Center Services (HK) Ltd. dated July 3, 2008 (3)

10.38	Offer letter from the Registrant to Bruce Knooihuizen, dated December 19, 2007

10.39	Offer letter from the Registrant to David Belle-Isle, dated August 31, 2007

10.40	Executive Severance Agreement between the Registrant and David Belle-Isle, effective October 1, 2007

10.41	Severance and Release Agreement between the Registrant and David Belle-Isle, dated October 31, 2008

10.42	Offer letter from the Registrant to John Lionato, dated April 3, 2008

10.43	Option Exercise Extension Agreement between the Registrant and Glenn Reinus, dated December 31, 2008

10.44	2008 Non-Employee Director Compensation Schedule

10.45	Offer letter from the Registrant to James Lewandowski, dated September 9, 2008

10.46	Rackspace Standard Form of Employment Agreement

21.1	List of subsidiaries of the Registrant

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-150469), filed April 25, 2008.
(2)	Previously filed as an Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-150469), filed June 18, 2008.
(3)	Previously filed as an Exhibit to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-150469), filed July 15, 2008.
(4)	Previously filed as an Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-153009), filed February 4, 2009.