Form 10-K/A
period 2008-12-31
RACKSPACE HOSTING, INC.
filed 2009-04-13
CIK 1107694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2008 are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

On March 2, 2009, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This Amendment No. 1 to Form 10-K amends the original filing on Form 10-K for the purposes of (i) adding additional details to the disclosure under Item 9B of the original Form 10-K relating to the vesting provisions of restricted stock unit (RSU) grants made to certain of our officers, (ii) to file the actual RSU Agreements entered into between the company and these officers as Exhibits under Item 15, and (iii) to correct inaccuracies in the equity compensation plan information provided under Item 12 of the original Form 10-K. Other than the changes reflected below, all other information in the original Form 10-K remains unchanged.

ITEM 9B – OTHER INFORMATION

On February 25, 2009, our Board of Directors approved two grants of RSU’s to our Chief Executive Officer and President, A. Lanham Napier, for a total of 1,500,000 RSU’s, and two grants of RSU’s to our President, The Rackspace Cloud, and Chief Strategy Officer, Lew Moorman, for a total of 500,000 RSU’s. Each RSU subject to the grants represents a contingent right to receive one share of our common stock. The RSU grants were awarded pursuant to our Amended and Restated 2007 Long Term Incentive Plan.

Under these grants, the RSU’s will vest based on the Total Shareholder Return, or TSR, of our common stock for specific periods designated in each grant as compared to other companies in the Russell 2000 Index over these same periods. Each recipient has one grant that measures the TSR of our common stock for a three year period and one grant that measures the TSR for a five year period. The TSR is measured at the end of the respective term of the grant.

If either Mr. Napier or Mr. Moorman voluntarily leaves the company prior to the end of the three or five year evaluation periods, none of the RSU’s held by such executive for the applicable periods will vest, and such executive will forfeit the applicable RSU’s. If Mr. Napier no longer serves as Chief Executive Officer because of death, disability or a change of control, Mr. Napier will be eligible to retain the RSU’s subject to their vesting conditions. If Mr. Moorman is no longer an employee because of death, disability or a change of control, Mr. Moorman will be eligible to retain the RSU’s subject to their vesting conditions. Additionally, the RSU grants include provisions which allow for Mr. Napier and Mr. Moorman to be eligible to retain the RSU’s, subject to their vesting conditions, in the event that they are terminated by the company without “cause”, as defined in our Amended and Restated 2007 Long Term Incentive Plan.

Each of Mr. Napier’s grants is for 750,000 RSU’s, with 500,000 RSU’s vesting if the TSR of our common stock is in the top 50 percent, as compared to the TSR of all other companies in the Russell 2000 Index, and an additional 250,000 RSU’s vesting if the TSR is in the top 25 percent or better.

Mr. Moorman’s three year grant is for 300,000 RSU’s, with 150,000 RSU’s vesting if the TSR of our common stock is in the top 50 percent, as compared to the TSR of all other companies in the Russell 2000 Index, and an additional 150,000 RSU’s vesting if the TSR is in the top 25 percent or better. Mr. Moorman’s five year grant is for 200,000 RSU’s, with 100,000 RSU’s vesting if the TSR of our common stock is in the top 50 percent or better, as compared to the TSR of all other companies in the Russell 2000 Index, and an additional 100,000 RSU’s vesting if the TSR is in the top 25 percent or better.

If TSR for our common stock does not fall within the top 50 percent of the TSR of the Russell 2000 Index companies for a performance period, or if TSR is negative, no vesting of the RSU’s will occur under the grants.

These RSU grants will be expensed in accordance with SFAS 123(R) over the measurement period. Our estimate of the total share-based compensation expense for these grants is approximately $8 million. Management’s final assessment of the fair values of these stock awards will be completed prior to the filing of our Form 10-Q for the quarter ending March 31, 2009.

In addition, also on February 25, 2009, our Board approved the grant of 3.7 million stock options for certain employees with an exercise price of $5.09. The option shares vest 25% at the end of each year over a four-year period and expire ten years from the date of grant. The option grants included (i) 300,000 options to A. Lanham Napier, our Chief Executive Officer and President , (ii) 240,000 options to Bruce R. Knooihuizen, our Chief Financial Officer, Senior Vice President and Treasurer, (iii) 200,000 options to John Lionato, our Senior Vice President, Customer Care, (iv) 150,000 options to Lew Moorman, President, The Rackspace Cloud, and Chief Strategy Officer, and (v) 80,000 options to Klee Kleber, our Vice President, Marketing and Product Development.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED PARTY STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our Amended and Restated 2007 Long Term Incentive Plan and our employee stock purchase plan:

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	19,222,874	(1)	$4.97	6,751,380	(2)
Equity compensation plans not approved by security holders	82,770	(3)	$1.71	—

Total	19,305,644		$4.95	6,751,380

(1)	Consists of 13,694,439 shares of common stock underlying outstanding options granted under our 1999 Assumed Stock Option Plan, 2003 Stock Option Plan and 2005 Non-Qualified Stock Option Plan, as well as 5,528,435 shares of common stock underlying outstanding options and restricted stock units granted under our Amended and Restated 2007 Long Term Incentive Plan.
(2)	Includes 500,000 shares of common stock available for issuance under our employee stock purchase plan and 6,251,380 shares of common stock available for issuance under our Amended and Restated 2007 Long Term Incentive Plan.
(3)	These options were issued under the Webmail.us Inc. 2004 Stock Incentive Plan, which we assumed when we acquired Webmail.us, Inc. in September 2007.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits—The exhibits listed in the Index to Exhibits at the end of this Amendment No. 1 are filed as Exhibits to this Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2009.

Rackspace Hosting, Inc.

Date: April 13, 2009	By:	/s/ A. Lanham Napier
A. Lanham Napier
Chief Executive Officer, President, and Director (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.47	A. Lanham Napier Three Year RSU Agreement Under the Amended and Restated 2007 Long Term Incentive Plan (Performance Based).

10.48	A. Lanham Napier Five Year RSU Agreement Under the Amended and Restated 2007 Long Term Incentive Plan (Performance Based).

10.49	Lew Moorman Three Year RSU Agreement Under the Amended and Restated 2007 Long Term Incentive Plan (Performance Based).

10.50	Lew Moorman Five Year RSU Agreement Under the Amended and Restated 2007 Long Term Incentive Plan (Performance Based).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.