Form 10-Q
period 2009-03-31
RACKSPACE HOSTING, INC.
filed 2009-05-12
CIK 1107694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 7, 2009, 120,065,538 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2008	March 31, 2009
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$238,407	$135,020
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,295 as of December 31, 2008, and $4,533 as of March 31, 2009	30,932	34,775
Prepaid expenses and other current assets	23,156	23,029

Total current assets	292,495	192,824

Property and equipment, net	362,042	371,125
Goodwill	6,942	14,329
Intangible assets, net	15,101	14,287
Other non-current assets	8,681	8,869

Total assets	$685,261	$601,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$71,387	$71,211
Current portion of deferred revenue	16,284	16,871
Current portion of obligations under capital and finance method leases	38,909	39,876
Current portion of debt	5,944	5,723

Total current liabilities	132,524	133,681

Non-current deferred revenue	3,883	3,503
Non-current obligations under capital and finance method leases	50,781	51,660
Non-current debt	204,779	104,248
Other non-current liabilities	23,610	25,462

Total liabilities	415,577	318,554

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 117,154,094 shares issued and outstanding as of December 31, 2008, 118,967,613 shares issued and outstanding as of March 31, 2009	117	119
Additional paid-in capital	207,589	214,909
Accumulated other comprehensive income (loss)	(16,027)	(16,741)
Retained earnings	78,005	84,593

Total stockholders’ equity	269,684	282,880

Total liabilities and stockholders’ equity	$685,261	$601,434

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2009
Net revenues	$119,613	$145,077
Costs and expenses:
Cost of revenues	39,223	46,210
Sales and marketing	17,568	20,502
General and administrative	33,633	37,540
Depreciation and amortization	19,051	27,804

Total costs and expenses	109,475	132,056

Income from operations	10,138	13,021

Other income (expense):
Interest expense	(1,330)	(2,535)
Interest and other income (expense)	247	(91)

Total other income (expense)	(1,083)	(2,626)

Income before income taxes	9,055	10,395
Income taxes	3,613	3,807

Net income	$5,442	$6,588

Net income per share
Basic	$0.05	$0.06

Diluted	$0.05	$0.05

Weighted average number of shares outstanding
Basic	102,574	117,608

Diluted	109,085	121,889

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(In thousands)	Three Months Ended March 31,
	2008	2009
Cash Flows From Operating Activities
Net income	$5,442	$6,588
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,051	27,804
Loss on disposal of equipment, net	1,327	176
Provision for bad debts and customer credits	398	2,309
Deferred income taxes	1,157	2,507
Share-based compensation expense	2,752	4,237
Other non-cash compensation expense	31	85
Excess tax benefits from share-based compensation arrangements	(708)	—
Changes in certain assets and liabilities
Accounts receivable	380	(6,336)
Prepaid expenses and other current assets	(1,208)	(118)
Accounts payable and accrued expenses	6,268	(6,601)
Deferred revenue	1,484	304
Other non-current assets	9	270
Other non-current liabilities	(225)	(426)

Net cash provided by operating activities	36,158	30,799

Cash Flows From Investing Activities
Purchases of property and equipment, net	(47,248)	(25,589)

Net cash used in investing activities	(47,248)	(25,589)

Cash Flows From Financing Activities
Principal payments of capital and finance method leases	(7,549)	(9,838)
Principal payments of notes payable	(1,152)	(751)
Borrowings on line of credit	20,000	—
Payments on line of credit	—	(100,000)
Payments for debt issuance costs	(158)	—
Proceeds from sale leaseback transactions	761	—
Proceeds from issuance of common stock, net	548	—
Proceeds from exercise of stock options	503	2,235
Excess tax benefits from share-based compensation arrangements	708	—

Net cash provided by (used in) financing activities	13,661	(108,354)

Effect of exchange rate changes on cash and cash equivalents	(11)	(243)

Increase (decrease) in cash and cash equivalents	2,560	(103,387)

Cash and cash equivalents, beginning of period	24,937	238,407

Cash and cash equivalents, end of period	$27,497	$135,020

Supplemental cash flow information:
Acquisition of property and equipment by capital and finance method leases	$18,512	$11,683
Acquisition of property and equipment by notes payable	3,107	—

Vendor financed equipment purchases	$21,619	$11,683

Shares issued in business combinations	$—	$765
Cash payments for interest, net of amount capitalized	$1,690	$2,543
Cash payments for income taxes	$—	$759

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We operate consolidated subsidiaries which include, among others, Rackspace US, Inc., our domestic operating entity, and Rackspace Limited, our United Kingdom operating entity.

In October 2008, we completed the acquisition of Jungle Disk, Inc., a company specializing in cloud storage. Also in October 2008, we completed the acquisition of Slicehost LLC, a company specializing in cloud hosting. Accordingly, their operating results have been included in our consolidated financial statements since the date of acquisition.

Basis of Consolidation

The consolidated financial statements include the accounts of our wholly owned subsidiaries located in the United States of America (U.S.), the United Kingdom (U.K.), the Netherlands, and Hong Kong. Intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2008 and 2009, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2009, our results of operations for the three months ended March 31, 2008 and 2009, and our cash flows for the three months ended March 31, 2008 and 2009.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009, as amended. The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or for any other interim period, or for any other future year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of stock options, contingencies, and income taxes, among others. We base our estimates on historical experience and on other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engaged third party valuation consultants to assist management in the purchase price allocation of significant acquisitions. We also engaged third party valuation consultants to assist management in the valuation of our common stock price, which affected transactions recorded in our consolidated financial statements prior to Rackspace becoming a public company.

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereof as of December 31, 2008 included in our Annual Report on Form 10-K, as amended.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 effective at the beginning of 2008. FASB Staff Position No. (FSP) 157-2 delayed the effective date of SFAS 157 to periods beginning after November 15, 2008 for non-financial assets and liabilities. Those assets and liabilities measured at fair value under SFAS 157 in 2008 did not have a material impact on our consolidated financial statements. The adoption of SFAS 157 beginning in 2009 for non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 expands the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for the company in the first quarter of fiscal 2009. This statement did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for periods beginning on or after December 15, 2008. This statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for periods beginning on or after January 1, 2009. This statement did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In April 2009 the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. (ii) FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP 107 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We do not expect these statements to have a material impact on our consolidated financial statements.

In December 2007 the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets (including in-process research and development) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the adoption of SFAS 141(R), in-process research and development was immediately expensed. In addition, under SFAS 141(R) all acquisition costs are expensed as incurred. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS 141 until January 1, 2009. Absent any further acquisitions, we do not expect this statement to have a material impact on our consolidated financial statements.

In April 2009 the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Absent any further acquisitions, we do not expect this statement to have a material impact on our consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2009
Basic net income per share:
Net income	$5,442	$6,588

Weighted average shares outstanding:
Common stock	101,359	117,608
Preferred stock	1,215	—

Number of shares used in per share computations	102,574	117,608

Earnings per share	$0.05	$0.06

Diluted net income per share:
Net income	$5,442	$6,588

Weighted average shares outstanding:
Common stock	101,359	117,608
Stock options and awards	6,268	4,281
Preferred stock	1,215	—
Stock warrants	243	—

Number of shares used in per share computations	109,085	121,889

Earnings per share	$0.05	$0.05

We excluded 5.6 million and 12.9 million potential common shares from the computation of dilutive earnings per share for the three months ended March 31, 2008 and 2009, respectively, because the effect would have been anti-dilutive.

As a result of our initial public offering (IPO) in August 2008, all outstanding stock warrants were exercised, resulting in an issuance of 268,750 shares of common stock, and all shares of our outstanding preferred stock were automatically converted to shares of common stock; thus subsequent to the IPO, the impact of these transactions on the weighted average shares outstanding was reflected in common stock.

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2008	March 31, 2009
Cash deposits	$37,787	$34,341
Money market funds	200,620	100,679

Cash and cash equivalents	$238,407	$135,020

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. We actively monitor the third-party depository institutions that hold our deposits. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. In March 2009, we repaid $100.0 million on our revolving credit facility with our money market funds.

Our money market mutual funds invest exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies.

5. Fair Value Measurements

We adopted the full provisions of SFAS 157 as amended on January 1, 2009. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-tier fair value of hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

In accordance with SFAS 157, we measure applicable assets and liabilities at fair value. Our money market funds are classified within Level 1 because they are valued using quoted market prices. Our interest rate swap is classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The carrying values of cash deposits, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses are reasonable estimates of their fair values due to the short maturity of these financial instruments and are classified within Level II.

Assets and liabilities measured at fair value on a recurring basis are summarized by level below. The table does not include assets and liabilities which are measured at historical costs or any other basis other than fair value.

(In thousands)	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$200,620	$—	$—	$200,620
Other non-current assets	—	—	—	—

Total	$200,620	$—	$—	$200,620

Liabilities:
Interest rate swap agreement (1)	$—	$2,901	$—	$2,901
Deferred compensation (2)	296	—	—	296

Total	$296	$2,901	$—	$3,197

(In thousands)	March 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$100,679	$—	$—	$100,679
Other non-current assets (3)	308	—	—	308

Total	$100,987	$—	$—	$100,987

Liabilities:
Interest rate swap agreement (1)	$—	$2,798	$—	$2,798
Deferred compensation (2)	386	—	—	386

Total	$386	$2,798	$—	$3,184

(1)	Money market funds are classified in cash and cash equivalents and the interest rate swap agreement is classified in other non-current liabilities.
(2)	Obligations to pay benefits under a non-qualified deferred compensation plan classified in other current liabilities within accounts payable and accrued expenses.
(3)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan.

Our Rabbi Trust was established in January 2009 and we elected the fair value option under SFAS 159, which allows for the recognition of unrealized gains and losses to be recorded in the statement of income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. In the three months ended March 31, 2009, we recognized a net unrealized gain of a minimal amount as interest and other income (expense).

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

(In thousands)	December 31, 2008	March 31, 2009
Prepaid expenses	$5,481	$5,250
Income tax receivable	12,318	12,575
Current deferred taxes	3,050	2,823
Other current assets	2,307	2,381

Prepaid expenses and other current assets	$23,156	$23,029

7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2008	March 31, 2009
Computers, software and equipment	1-5 years	$350,697	$392,596

Furniture and fixtures	7 years	12,856	15,556

Buildings and leasehold improvements	2-30 years	61,839	86,630

Land	—	13,860	13,860

Property and equipment, at cost		439,252	508,642

Less accumulated depreciation and amortization		(188,300)	(213,797)

Work in process		111,090	76,280

Property and equipment, net		$362,042	$371,125

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $18.3 million and $26.3 million for the three months ended March 31, 2008 and 2009, respectively.

At December 31, 2008, the work in process balance consisted of build outs of $47.0 million for office facilities and $53.5 million for data centers, and $10.6 million for capitalized software and other projects. At March 31, 2009, the work in process balance consisted of build outs of $48.9 million for office facilities and $23.4 million for data centers, and $4.0 million for capitalized software and other projects.

Capitalized interest was $0.5 million and $0.3 million for the three months ended March 31, 2008 and 2009, respectively.

8. Business Combinations and Goodwill

In October 2008, we acquired two companies with a total purchase price of $28.0 million, which were accounted for as business combinations. The initial purchase price of the combined acquisitions was $11.5 million paid in cash and stock, with up to $16.5 million in additional payouts of cash and stock based on certain earnout provisions. During the three months ended March 31, 2009, earnouts totaling $7.5 million were achieved that included amounts payable in both cash and stock. As of March 31, 2009, $6.7 million had not yet been paid and was recorded within accounts payable and accrued expenses, which consisted of $5.6 million of cash and $1.1 million of common stock. If the remaining $9.0 million additional earnouts are achieved, the payments will be accounted for as additional goodwill.

The following table provides a rollforward of our goodwill balance.

(In thousands)
Balance at December 31, 2008	$6,942

Acquisition earnouts	7,502

Purchase accounting adjustments	(115)

Balance at March 31, 2009	$14,329

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2008	March 31, 2009
Trade payables	$23,459	$21,569
Accrued compensation and benefits	19,462	14,654
Foreign income taxes payable	324	1,014
Vendor accruals	19,984	18,385
Other liabilities	8,158	15,589

Accounts payable and accrued expenses	$71,387	$71,211

10. Debt

Debt outstanding consisted of:

(In thousands)	December 31, 2008	March 31, 2009
Revolving credit facility	$200,000	$100,000
Notes payable	10,723	9,971

Total debt	210,723	109,971
Less current portion of debt	(5,944)	(5,723)

Total non-current debt	$204,779	$104,248

Revolving Credit Facility

Our revolving credit facility includes an aggregate commitment of $245.0 million. The facility provides for letters of credit up to $25.0 million. The interest is based on a floating rate, generally the London Interbank Offered Rate (LIBOR) plus a margin spread, which changes ratably from 0.675% to 1.55% dependent on the total funded debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. We are required to pay a facility fee of 0.2% per annum on the full amount committed under the facility and a quarterly administrative fee. The facility has a 5-year term and matures in August 2012, and is fully secured by our assets and governed by financial and non-financial covenants. Financial covenants under our facility include a minimum fixed charge coverage ratio and a maximum total funded debt to EBITDA ratio. As of March 31, 2009, we were in compliance with all of the covenants under our facility.

As of December 31, 2008, the amount outstanding under the facility was $200.0 million with an outstanding letter of credit of $0.8 million. In March 2009, we repaid $100.0 million, reducing our borrowings on the facility to $100.0 million. As of March 31, 2009, the amount outstanding under the facility was $100.0 million, with an outstanding letter of credit of $0.8 million, and an additional $144.2 million available for future borrowings.

Our average borrowing under the facility was $177.8 million for the quarter ended March 31, 2009. In the same period, the revolving credit facility accrued interest at an average rate of 2.1%.

Interest Rate Swap

We have a cash flow hedge to limit our exposure that may result from the variability of floating interest rates. Effective December 10, 2007, we entered into an interest rate swap agreement with a notional amount of $50.0 million to hedge a portion of our outstanding floating-rate debt. This swap converts floating rate interest based on the LIBOR into fixed-rate interest as part of the arrangement with our primary lender and expires in December 2010.

We are required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, receive variable interest payments based on 1-month LIBOR. The margin spread as of March 31, 2009 was 1.3% resulting in an effective fixed rate of 5.435%. The net receipts or payments from the swap are recorded as interest expense. The swap is designated and qualifies as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the swap is accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We are utilizing the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective for the quarters ended March 31, 2008 and 2009. There was no hedge ineffectiveness recognized in earnings for either period. If the hedge becomes ineffective, or if certain terms of the facility change, the facility is extinguished, or if the swap is terminated prior to maturity, the fair value of the swap and subsequent changes in fair value may be recognized in the accompanying consolidated statements of income. The fair value of the swap was estimated based on the yield curve as of December 31, 2008 and March 31, 2009, and represents its carrying value.

The following table presents the impact of the interest rate swap on the consolidated balance sheets:

(In thousands)	December 31, 2008	March 31, 2009
Other non-current liabilities	$2,901	$2,798
Accumulated other comprehensive income (loss), net of tax	$(1,886)	$(1,820)

The following table presents the impact of the interest rate swap to total comprehensive income:

	Three Months Ending March 31,
(In thousands)	2008	2009
Effective gain (loss) recognized in accumulated other comprehensive income (loss), net of tax	$(1,056)	$66

Our counterparty is also the primary lender on our revolving credit facility and we actively monitor the potential credit risk. As of March 31, 2009, we were in a liability position to our primary lender and therefore not exposed to any counterparty credit risk.

11. Other Non-Current Liabilities

Other non-current liabilities consisted of:

(In thousands)	December 31, 2008	March 31, 2009
Texas Enterprise Fund Grant	$5,000	$4,300
Non-current deferred income taxes	13,398	16,161
Other	5,212	5,001

Other non-current liabilities	$23,610	$25,462

We entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to a $22.0 million in state enterprise fund grants in four installments on the condition that we meet certain employment levels each year, with a requirement that we ultimately create at least 4,000 new jobs in the State of Texas paying an average compensation of at least $56,000 per year (subject to a 2% per year increase commencing in 2009) by December 31, 2012, and sustain these jobs through December 31, 2018. To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest. In September 2007, we received the initial installment of $5.0 million from the State of Texas, which was recorded as a non-current liability. In the current economic environment, it is likely we will not fulfill the job creation requirements levels for December 31, 2009, which will result in repayment of a portion of the Texas Enterprise Fund Grant in 2010, and potentially additional funds in subsequent years. We are currently seeking to modify the terms of our agreement with the State of Texas. As a result of the reduction in new hires, we reclassified $0.7 million from other non-current liabilities to current as of March 31, 2009.

12. Commitments and Contingencies

Legal Proceedings

We are party to various legal proceedings, which we consider routine and incidental to our business. On October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston, was filed in the 37th District Court in Bexar County Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We do not expect the results of this claim or any other current proceeding to have a material adverse effect on our business, results of operations or financial condition.

Contingent Liability

We previously recorded a $2.1 million charge to cost of revenues related to an unresolved contractual issue with a vendor. We recorded a loss contingency liability with respect to this matter in accordance with SFAS 5, Accounting for Contingencies. Due to the uncertainty regarding the interpretation of certain contractual terms, it is possible the ultimate loss may exceed the amount currently accrued.

13. Share-Based Compensation

In January 2009, our board of directors approved an additional 5.5 million shares for future grant under the Amended and Restated 2007 Stock Plan. As of March 31, 2009, the total number of shares available for future grants under the plan was 6.1 million shares.

Outstanding stock awards were as follows:

	December 31, 2008	March 31, 2009
Restricted stock units	50,000	2,050,000
Stock options	19,255,644	21,088,657

Total outstanding awards	19,305,644	23,138,657

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2009:

Number of Units
Outstanding at December 31, 2008	50,000

Units granted	2,000,000
Units vested	—
Units cancelled	—

Outstanding at March 31, 2009	2,050,000

On February 25, 2009, our board approved grants of restricted stock units (RSUs) to our chief executive officer and another member of the executive team. A total of 2,000,000 RSUs were granted. The vesting of the RSUs are dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur. Of the total RSUs granted, 1,050,000 have a measurement period at the end of three years, and the remaining at the end of five years. The fair value of these grants totals $7.0 million using a Monte Carlo pricing model, and are being amortized over their service periods.

The following table summarizes the activity under our Stock Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	19,255,644	$4.94	7.01	$34,050

Granted	3,712,550	$5.09
Exercised	(1,656,754)	$1.35
Canceled	(222,783)	$7.37

Outstanding at March 31, 2009	21,088,657	$5.22	7.68	$60,358

Vested and exercisable at March 31, 2009	8,156,568	$2.77	5.85	$38,839

Vested and exercisable at March 31, 2009 and expected to vest thereafter *	19,139,088	$5.01	7.52	$57,837

*	Includes reduction of shares outstanding due to estimated forfeitures

On February 25, 2009, our board approved the grant of 3.7 million stock options for certain employees with an exercise price of $5.09. The shares vest 25% at the end of each year over a four-year period and expire after ten years. The fair value of these stock options was $2.97 per option using the Black-Scholes option pricing model.

The total pre-tax intrinsic value of the stock options exercised during the three months ended March 31, 2008 and 2009, was $2.4 million and $7.7 million, respectively.

The weighted average fair value of stock options issued for the three months ended March 31, 2008 and 2009 was $7.84 and $2.97 respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2009
Expected stock volatility	64% - 65%	61%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.71% - 3.15%	2.24%
Expected life	6.25 - 6.50 years	6.25 years

As of March 31, 2009, there was $57.3 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans, which will be amortized using the straight line method over a weighted average period of 2.6 years.

Share-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(in thousands)	2008	2009
Cost of revenues	$365	$629
Sales and marketing	401	698
General and administrative	1,986	2,910

Pre-tax share-based compensation	2,752	4,237
Less: Income tax benefit	(1,098)	(1,552)

Total share-based compensation expense, net of tax	$1,654	$2,685

14. Income Taxes

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

We currently file income tax returns in the U.S. and the U.K., which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. The Internal Revenue Service completed an examination of our consolidated U.S. Federal income tax returns through fiscal year 2004 with no changes to the tax return. We remain subject to U.S. federal and state income tax examinations for the tax years 2005 through 2007, and to U.K. income tax examinations for the years 2002 through 2007. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries where we have lower statutory rates.

In February 2009, the American Recovery and Reinvestment Act of 2009 was enacted. Included in the bill are provisions that extended the 50% bonus depreciation through 2009. We do not expect a material impact to the effective rate because of this law change.

15. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended March 31,
(In thousands)	2008	2009
Net income	$5,442	$6,588
Derivative instrument, net of deferred taxes of $569 and ($36) for the three months ended March 31, 2008 and 2009	(1,056)	66
Foreign currency cumulative translation adjustment, net of taxes of $8 and $211 for the three months ended March 31, 2008 and 2009	(31)	(780)

Total other comprehensive income (loss)	(1,087)	(714)

Total comprehensive income	$4,355	$5,874

The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2009 were as follows:

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(1,886)	$(14,141)	$(16,027)

2009 changes in fair value	66	—	66
2009 translation adjustment	—	(780)	(780)

Balance at March 31, 2009	$(1,820)	$(14,921)	$(16,741)

16. Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by business unit and geographic region for purposes of evaluating financial performance and allocating resources. We are organized as, and operate two business units: managed hosting and cloud computing services. We have evaluated the criteria for aggregation by products and services, and by geography, and determined we have one reportable segment, which we describe as Hosting. Revenues are attributed by geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or outside U.S., primarily the U.K. Our long-lived assets are primarily located in the U.S. and U.K., and to a lesser extent Hong Kong.

Total net revenues by geographic region were as follows:

	Three Months Ending March 31,
(In thousands)	2008	2009
United States	$84,847	$110,563
Outside United States	34,766	34,514

Total net revenues	$119,613	$145,077

Long-lived assets by geographic region were as follows:

(In thousands)	December 31, 2008	March 31, 2009
United States	$322,949	$332,491
Outside United States	68,930	74,812

Total long-lived assets	$391,879	$407,303

17. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $137 thousand and $177 thousand of rent expense on our consolidated statements of income for the three months ended March 31, 2008 and 2009, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “our,” “our company,” “us,” “the company,” “Rackspace Hosting,” or “Rackspace” refer to Rackspace Hosting, Inc. and its consolidated subsidiaries. We have made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.” We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this report could harm our business.

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

Overview of our Business

Rackspace Hosting, Inc. is a world leader in hosting and cloud computing. Our growth is the result of our commitment to serving our customers, known as Fanatical Support®, and our exclusive focus on hosting and cloud computing. We have been successful in attracting and retaining thousands of customers and in growing our business. We are a pioneer in an emerging category, hybrid hosting, which combines the benefits of both traditional dedicated hosting and cloud computing. We are committed to maintaining our service-centric focus and will follow our vision to be considered one of the world’s greatest service companies.

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

We sell our services to small and medium-sized businesses as well as large enterprises. During the first three months of 2009, 23.8% of our net revenues were generated by our operations outside of the U.S., mainly from the U.K. Late in 2008, we also began operations of a Hong Kong data center and a sales office, which generated minimal revenue in 2008 and the first three months of 2009. Our growth strategy includes among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. During the first three months of 2009, no individual customer accounted for greater than 2% of our net revenues.

Key Metrics

We carefully track several financial and operational metrics to monitor and manage our growth, financial performance, and capacity. Our key metrics are structured around growth, profitability, capital efficiency, infrastructure capacity, and utilization. The following data should be read in conjunction with the consolidated financial statements, the notes to the financial statements and other financial information included in this Quarterly Report on Form 10-Q.

	Three Months Ended
(Dollar amounts in thousands, except annualized net revenue per average technical square foot)	March 31, 2008	June 30, 2008	September, 2008	December 31, 2008	March 31, 2009
			(Unaudited)
Growth
Managed hosting customers at period end	16,352	17,220	18,012	18,480	19,048
Cloud customers at period end*	15,310	16,387	18,173	34,820	43,030

Number of customers at period end	31,662	33,607	36,185	53,300	62,078

Managed hosting, net revenues	$115,175	$125,498	$131,908	$134,275	$134,204
Cloud, net revenues	$4,438	$5,331	$6,446	$8,862	$10,873

Net revenues	$119,613	$130,829	$138,354	$143,137	$145,077
Revenue growth (year over year)	59.0%	55.7%	44.0%	34.2%	21.3%

Net upgrades (monthly average)	2.1%	2.1%	1.8%	1.4%	0.9%
Churn (monthly average)	-1.2%	-1.1%	-1.2%	-1.3%	-1.1%

Growth in installed base (monthly average)	0.9%	1.0%	0.6%	0.1%	-0.2%

Number of employees (Rackers) at period end	2,254	2,422	2,536	2,611	2,661
Number of servers deployed at period end	39,755	42,424	45,231	47,518	50,038

Profitability
Income from operations	$10,138	$8,396	$9,490	$12,125	$13,021
Depreciation and amortization	$19,051	$21,637	$23,174	$26,310	$27,804
Share-based compensation expense
Cost of revenues	$365	$603	$819	$678	$629
Sales & marketing	$401	$533	$612	$595	$698
General & administrative	$1,986	$2,668	$2,886	$2,871	$2,910

Total share-based compensation expense	$2,752	$3,804	$4,317	$4,144	$4,237

Adjusted EBITDA (1)	$31,941	$33,837	$36,981	$42,579	$45,062

Adjusted EBITDA margin	26.7%	25.9%	26.7%	29.7%	31.1%

Operating income margin	8.5%	6.4%	6.9%	8.5%	9.0%

Income from operations	$10,138	$8,396	$9,490	$12,125	$13,021
Effective tax rate	39.9%	37.9%	29.6%	27.7%	36.6%

Net operating profit after tax (NOPAT) (1)	$6,093	$5,214	$6,681	$8,766	$8,255
NOPAT margin	5.1%	4.0%	4.8%	6.1%	5.7%

Capital efficiency and returns
Interest bearing debt	$145,130	$183,553	$297,933	$300,413	$201,507
Stockholders’ equity	$105,770	$117,417	$269,008	$269,684	$282,880
Less: Excess cash	$—	$—	$(235,421)	$(200,620)	$(117,611)

Capital base	$250,900	$300,970	$331,520	$369,477	$366,776
Average capital base	$229,612	$275,935	$316,245	$350,497	$368,127
Capital turnover (annualized)	2.08	1.90	1.75	1.63	1.58
Return on capital (annualized) (1)	10.6%	7.6%	8.5%	10.0%	9.0%

Capital expenditures
Purchases of property and equipment, net	$47,248	$40,273	$45,328	$32,547	$25,589
Vendor financed equipment purchases	$21,619	$26,014	$23,009	$14,848	$11,683

Total capital expenditures	$68,867	$66,287	$68,337	$47,395	$37,272

Customer gear	$27,558	$27,347	$27,627	$23,073	$19,255
Data center build outs	$25,392	$18,509	$21,679	$14,240	$11,386
Office build outs	$8,832	$12,815	$11,227	$8,340	$2,239
Capitalized software and other projects	$7,085	$7,616	$7,804	$1,742	$4,392

Total capital expenditures	$68,867	$66,287	$68,337	$47,395	$37,272

Infrastructure capacity and utilization
Technical square feet of data center space at period end	114,749	133,462	136,962	134,923	157,523
Annualized net revenue per average technical square foot	$4,170	$4,217	$4,093	$4,212	$3,969
Utilization rate at period end	67.3%	59.1%	63.4%	70.4%	64.6%

*	December 31, 2008 and March 31, 2009 amounts include customers resulting from the Slicehost acquisition, and March 31, 2009 includes SaaS customers for Jungle Disk.
(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) /Average capital base

NOPAT = Income from operations x (1 – Effective tax rate)

Average capital base = Average of (Interest bearing debt + stockholders’ equity – excess cash) = Average of (Total assets – excess cash – accounts payables and accrued expenses – deferred revenues– other non-current liabilities)

Year-to-date average balances are based on an average calculated using the quarter end balances at the beginning of the period and all other quarter ending balances included in the period.

For the period ending March 31, 2009, we define excess cash as the amount of cash and cash equivalents that exceeds our operating cash requirements, which for this period is calculated as three percent of our annualized net revenues for the three months ended March 31, 2009. For prior periods, we defined excess cash as our investments in money market funds. As a result of slower growth and a decrease in capital requirements due to the recent completion of the last phase of our DFW data center build out and signing of a lease to occupy a new data center later in 2009 that has minimal data center build out costs, our operating cash needs have declined. We will periodically review the calculation and adjust it to reflect our projected cash requirements for the upcoming year.

We believe that ROC is an important metric for investors in evaluating our company’s performance. ROC relates to after-tax operating profits with the capital that is placed into service. It is therefore a performance metric that incorporates both the Statement of Income and the Balance Sheet. ROC measures how successfully capital is deployed within a company.

Note that ROC is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP) and should not be considered a substitute for return on assets, which we consider to be the most directly comparable GAAP measure. ROC has limitations as an analytical tool, and when assessing our operating performance, you should not consider ROC in isolation, or as a substitute for other financial data prepared in accordance with GAAP. Other companies may calculate ROC differently than we do, limiting its usefulness as a comparative measure.

ROC decreased from 10.6% for the first quarter of 2008 to 9.0% for the first quarter of 2009. These decreases were due to a proportionately larger increase in the average capital base compared to the increase in income from operations over the same time period. Included in the average capital base for 2008 are capital expenditures related to our new corporate headquarters facility and data centers that were or are in the process of being built out. For the fourth quarter of 2008, our tax rate was lower, favorably impacting the ROC calculation for that period. Return on assets decreased from 6.6% for the first quarter of 2008 to 4.1% for the first quarter of 2009 due to the significant investments over these time periods and the timing of such investments. Also, during the second half of 2008 through March 2009 we held additional amounts of cash and cash equivalents due to our IPO in August 2008, and borrowings under our revolving credit facility. We repaid $100.0 million on our revolving credit facility in March 2009.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
(Dollars in thousands)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
	(Unaudited)
Income from operations	$10,138	$8,396	$9,490	$12,125	$13,021
Effective tax rate	39.9%	37.9%	29.6%	27.7%	36.6%

Net operating profit after tax (NOPAT)	$6,093	$5,214	$6,681	$8,766	$8,255

Net income	$5,442	$4,182	$5,235	$6,844	$6,588

Average total assets	$328,567	$381,815	$546,761	$685,236	$643,349
Less: Average excess cash	$—	$—	$(117,710)	$(218,021)	$(159,116)
Less: Average accounts payable and accrued expenses	$(71,071)	$(76,494)	$(79,837)	$(76,564)	$(71,299)
Less: Average deferred revenues (current and non-current)	$(18,684)	$(19,762)	$(20,077)	$(20,111)	$(20,271)
Less: Average other non-current liabilities	$(9,200)	$(9,624)	$(12,892)	$(20,043)	$(24,536)

Average capital base	$229,612	$275,935	$316,245	$350,497	$368,127

Return on assets (annualized)	6.6%	4.4%	3.8%	4.0%	4.1%
Return on capital (annualized)	10.6%	7.6%	8.5%	10.0%	9.0%

Adjusted EBITDA (Non-GAAP financial measure)

We use Adjusted EBITDA as a supplemental measure to review and assess our performance. We define Adjusted EBITDA as Net income, plus income taxes, total other (income) expense, depreciation and amortization, and non-cash charges for share-based compensation.

Adjusted EBITDA is a metric that is used in our industry by the investment community for comparative and valuation purposes. We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

Note that Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered a substitute for operating income, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

EBITDA has increased steadily due to increased revenues with lower general and administrative costs as a percentage of revenues, while cost of revenues and sales and marketing costs have remained relatively flat as a percentage of revenues. During 2008 and continuing into 2009, we implemented a series of operational excellence initiatives and focused on reducing costs. Income from operations have also been favorably impacted by these initiatives, but was partially offset by higher depreciation as a percentage of revenues due to capital investments, and increasing share based compensation expense from grants of stock options and awards to employees. Income from operations decreased from the first quarter of 2008 to the second quarter of 2008 due to our capital investments and increasing share based compensation costs; however it gradually increased in the subsequent quarters as a result of our operational excellence initiatives and focus on cost reductions.

See our Adjusted EBITDA reconciliation below.

	Three Months Ended
(Dollars in thousands)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
	(Unaudited)
Net revenues	$119,613	$130,829	$138,354	$143,137	$145,077

Income from operations	$10,138	$8,396	$9,490	$12,125	$13,021

Net income	$5,442	$4,182	$5,235	$6,844	$6,588
Plus: Income taxes	$3,613	$2,553	$2,199	$2,620	$3,807
Plus: Total other (income) expense	$1,083	$1,661	$2,056	$2,661	$2,626
Plus: Depreciation and amortization	$19,051	$21,637	$23,174	$26,310	$27,804
Plus: Share-based compensation expense	$2,752	$3,804	$4,317	$4,144	$4,237

Adjusted EBITDA	$31,941	$33,837	$36,981	$42,579	$45,062

Operating income margin	8.5%	6.4%	6.9%	8.5%	9.0%

Adjusted EBITDA margin	26.7%	25.9%	26.7%	29.7%	31.1%

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenues for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Net revenues	$119,613	$130,829	$138,354	$143,137	$145,077

Costs and expenses:
Cost of revenues	39,223	42,842	45,499	45,019	46,210
Sales and marketing	17,568	19,846	21,462	21,447	20,502
General and administrative	33,633	38,108	38,729	38,236	37,540
Depreciation and amortization	19,051	21,637	23,174	26,310	27,804

Total costs and expenses	109,475	122,433	128,864	131,012	132,056

Income from operations	10,138	8,396	9,490	12,125	13,021

Other income (expense):
Interest expense	(1,330)	(1,834)	(1,912)	(3,153)	(2,535)
Interest and other income	247	173	(144)	492	(91)

Total other income (expense)	(1,083)	(1,661)	(2,056)	(2,661)	(2,626)

Income before income taxes	9,055	6,735	7,434	9,464	10,395
Income taxes	3,613	2,553	2,199	2,620	3,807

Net Income	$5,442	$4,182	$5,235	$6,844	$6,588

Consolidated Statements of Income, as a Percentage of Net Revenues (Unaudited):

	Three Months Ended
(Percent of net revenues)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	32.8%	32.7%	32.9%	31.5%	31.9%
Sales and marketing	14.7%	15.2%	15.5%	15.0%	14.1%
General and administrative	28.1%	29.1%	28.0%	26.7%	25.9%
Depreciation and amortization	15.9%	16.5%	16.7%	18.4%	19.2%

Total costs and expenses	91.5%	93.6%	93.1%	91.5%	91.0%

Income from operations	8.5%	6.4%	6.9%	8.5%	9.0%

Other income (expense):
Interest expense	-1.1%	-1.4%	-1.4%	-2.2%	-1.7%
Interest and other income	0.2%	0.1%	-0.1%	0.3%	-0.1%

Total other income (expense)	-0.9%	-1.3%	-1.5%	-1.9%	-1.8%

Income before income taxes	7.6%	5.1%	5.4%	6.6%	7.2%
Income taxes	3.0%	2.0%	1.6%	1.8%	2.6%

Net Income	4.5%	3.2%	3.8%	4.8%	4.5%

Due to rounding, totals may not equal the sum of the line items in the table above.

First Quarter 2009 Overview

To aid in understanding our operating results for the periods covered by this report, we have provided an executive overview and a summary of the significant events that affected the most recent reporting period. These sections should be read in conjunction with the other portions of management’s discussion and analysis of our financial condition and results of operations, our “Risk Factors” section, and our consolidated financial statements and notes included in this report.

The highlights and significant events of the first quarter of 2009 and the impact on our operating results compared to the fourth quarter of 2008 were as follows:

Net revenues—Net revenues increased 1.4% from $143.1 million in the fourth quarter 2008 to $145.1 million in the first quarter of 2009. The growth rate was impacted by the broader economic environment as we continue to experience a reduction in IT spend by our customers, as well as a strengthening U.S. dollar relative to the pound sterling. Our first quarter of 2009 growth rate was negatively impacted by 2.2% due to the appreciation of the dollar as compared to the fourth quarter of 2008. During the first quarter of 2009, we experienced a monthly average churn rate of 1.1%, which slightly decreased from 1.3% for the fourth quarter of 2008 with a decrease in net upgrades from 1.4% for the fourth quarter of 2008 to 0.9% for the first quarter of 2009. Overall, our installed base declined at an average rate of (0.2)% per month during the first quarter of 2009 compared to growth at an average rate of 0.1% for the fourth quarter 2008.

Income from Operations—Income from operations increased $0.9 million from $12.1 million in the fourth quarter of 2008 to $13.0 million in the first quarter of 2009. Income from operations increased as a result of higher revenue, partially offset by an increase in operating expenses. Operating income margin was 8.5% in the fourth quarter of 2008 compared to 9.0% in the first quarter of 2009. During 2008 and continuing into 2009, we implemented a series of operational excellence initiatives that are intended to strengthen our information systems and processes throughout our organization to support our continued growth. These initiatives along with a continued focus on the reduction of expenses was evidenced in lower sales and marketing and general and administrative expenses for the first quarter of 2009 compared to the fourth quarter of 2008.

Adjusted EBITDA -Adjusted EBITDA increased $2.5 million or 5.9% from $42.6 million in the fourth quarter of 2008 to $45.1 million in the first quarter of 2009. Adjusted EBITDA as a percentage of revenue was 29.7% in the fourth quarter of 2008 compared to 31.1% in the first quarter of 2009. See the discussion of Adjusted EBITDA, a non-GAAP financial measure for additional information.

Net Income and Net Income per Share—Net income was $6.8 million, or $0.06 per share on a diluted basis in the fourth quarter of 2008 compared to net income of $6.6 million, or $0.05 per share on a diluted basis in the first quarter of 2009. As a result, net income decreased $0.2 million from the fourth quarter of 2008 to the first quarter of 2009. The decrease in net income was mainly due to higher income tax expense in the first quarter of 2009 compared to the fourth quarter 2008.

In January 2009, we completed the last phase of our data center build out at our Grapevine, Texas data center. The completion of this phase increased the total available technical square feet by 22,600.

In February 2009, Rackspace and Grizzly Ventures LLC, a subsidiary of DuPont Fabros Technology, Inc., entered into an agreement to lease 11,000 square feet of technical square feet in a data center facility located in Virginia. We expect the facility to begin operations in the second quarter of 2009.

In March 2009, the first earnouts related to the integration of product offerings were achieved related to the Slicehost and Jungle Disk acquisitions. The integration of our legacy cloud offerings with these acquired technologies increases our suite of offerings in the cloud space. We continue to rapidly evolve our cloud suite to offer more features and make the technology more usable with traditional managed hosting. We also converted the Jungle Disk software offering to a software as a service model. As a result, we have organized our Cloud business into the following: Cloud Sites, Cloud Servers, and Cloud Files.

Quarter ended March 31, 2008 and March 31, 2009

Net Revenues

Our net revenues were $119.6 million for the quarter ended March 31, 2008 and $145.1 million for the quarter ended March 31, 2009, an increase of $25.5 million, or 21.3%. Our increase in net revenues was primarily due to increased volume of services provided, both due to an increasing number of customer accounts and due to incremental services rendered to existing customers.

Recurring revenues

Our recurring revenues were $115.3 million for the quarter ended March 31, 2008 and $141.3 million for the quarter ended March 31, 2009, an increase of $26.0 million, or 22.5%. This increase was driven in part by new customer growth as we increased our customer base from 31,662 at March 31, 2008 to 62,078 at March 31, 2009, or 96.1%. The customer growth includes customers acquired in our acquisition of Slicehost in October 2008.

Non-recurring revenues

Our non-recurring revenues decreased from $4.3 million for the quarter ended March 31, 2008 to $3.8 million for the quarter ended March 31, 2009, a decrease of 11.6% as a result of decreased customer overage charges.

Cost of Revenues

Our cost of revenues was $39.2 million during the first quarter of 2008 and $46.2 million during the first quarter of 2009, an increase of $7.0 million, or 17.9%. Of this increase, $2.7 million was attributable to an increase in salaries, benefits, and share-based compensation expense. The cost increase was further attributable to an increase in license costs of $3.5 million and an increase in data center costs of $1.8 million related to bandwidth, power, and rent. Offsetting these increases was a decrease in maintenance costs and replacement of IT equipment parts in the amount of approximately $1.0 million.

Sales and Marketing Expenses

Our sales and marketing expenses were $17.6 million during the first quarter of 2008 and $20.5 million during the first quarter of 2009, an increase of $2.9 million, or 16.5%. Of this increase, $2.9 million was primarily attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. An additional $0.2 million of this increase was primarily attributable to advertising, Internet-related marketing expenditures and partnership programs to support revenue growth for new and existing customer accounts, offset by a $0.2 million decrease in travel and professional fees.

General and Administrative Expenses

Our general and administrative expenses were $33.6 million during the first quarter of 2008 and $37.5 million during the first quarter of 2009, an increase of $3.9 million, or 11.6%. Of this increase, $1.1 million was attributable to an increase in salaries and benefits, of which share-based compensation expense increased by $1.0 million as a result of stock option grants to employees in 2008 and in the first quarter of 2009. Bad debt expense increased by $2.0 million due to an increase in our days sales outstanding as customers have generally been slower to pay outstanding balances due to the current economic conditions. We also experienced increases in internal software support and maintenance of $0.9 million, and other expenditures, including credit card and professional fees, of $0.7 million as a result of the growth in our business and additional headcount. Partially offsetting these increases were decreases to travel expenditures of $0.4 million and computer hardware and office supplies of $0.4 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $19.1 million during the first quarter of 2008 and $27.8 million during the first quarter of 2009, an increase of $8.7 million, or 45.5%. This increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets including increases in data center equipment and leasehold improvements due to data center build outs, as well as intangible assets acquired through acquisitions.

Other Income (Expense)

Our interest expense was $1.3 million during the first quarter of 2008 and $2.5 million during the first quarter of 2009, an increase of $1.2 million or 92.3%. This relative increase was primarily due to the increased level of indebtedness. Interest expense was partially offset by capitalized interest of $0.5 million during the first quarter of 2008 and $0.3 million during the first quarter of 2009.

Interest and other income (expense) was $0.2 million during the first quarter of 2008 and ($0.1) million during the first quarter of 2009. In the first quarter of 2008, we recognized $0.2 million in interest income. In the first quarter of 2009, we recognized $0.1 million of interest income offset by foreign currency losses of $0.2 million.

Income Taxes

Our effective tax rate decreased from 39.9% during the first quarter of 2008 to 36.6% during the first quarter of 2009, primarily a result of earnings being realized in countries where we have lower statutory rates than compared to the first quarter of

2008. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, state income taxes, research and development credits, and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Quarterly Results of Operations

Revenues have increased sequentially in each of the quarters primarily due to increased volume of services provided, both due to an increasing number of customer accounts over time and due to incremental services rendered to existing customers. Net revenues increased from $119.6 million for the quarter ended on March 31, 2008 to $145.1 million for the quarter ended on March 31, 2009, which represents an average growth rate of approximately 4.9% per quarter. In the second half of 2008 and the first quarter of 2009, the growth rate was negatively impacted by the deteriorating economic conditions and the strengthening U.S. dollar versus the pound sterling. From January 2008 through March 2009, our average monthly growth in installed base was 0.5% per month, and our customer base increased from 31,662 at the end of the first quarter of 2008 to 62,078 customers at the end of the first quarter of 2009, which includes customers acquired through our acquisition of Slicehost in the fourth quarter of 2008.

Because of the growth of our revenues, total operating expenses increased sequentially in each of the quarters presented, primarily as we continued to add personnel especially in the first half of 2008, and incurred costs to accommodate our growth. During the second half of 2008, we implemented a series of operational excellence initiatives and focused on reducing expenditures, which is evidenced in the reduction in sales and marketing and general and administrative expenses as a percentage of revenues. These reductions were partially offset with increasing depreciation and amortization expense resulting from equipment expenditures and facility additions to support our customer growth. Rackspace completed strategic build outs during this time period including the Slough, U.K. data center, which commenced operations in June 2008, and completion of the third phase of our Grapevine, Texas data center in January 2009, as well as capital expenditures related to the build out of a corporate facility.

Liquidity and Capital Resources

At March 31, 2009, our cash and cash equivalents balance was $135.0 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary source of liquidity. We believe that internally generated cash flows, along with cash and cash equivalents currently available to us, are sufficient to support business operations, capital expenditures, in addition to a level of discretionary investments.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. Outstanding debt under our line of credit decreased from $200.0 million as of December 31, 2008 to $100.0 million at March 31, 2009. The decrease in amounts outstanding under our line of credit was due primarily to repayment of $100.0 million in the first quarter of 2009. As of March 31, 2009, we have an additional $144.2 million available for future borrowings.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment. As of December 31, 2008 and March 31, 2009, we had $100.4 million and $101.5 million outstanding with respect to these arrangements. We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we will continue to finance purchases through these arrangements.

Capital Expenditure Requirements

For 2009, we expect capital expenditure levels between $120 million and $160 million in the aggregate consisting of $75-$100 million for customer gear, approximately $25 million for data center infrastructure costs, $10-$15 million for office build-outs, and $10-$20 million for capitalized software and other. Our sources to fund these capital expenditures will be our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2008	March 31, 2009
	(Unaudited)
Cash provided by operating activities	$36,158	$30,799
Cash used in investing activities	$(47,248)	$(25,589)
Cash provided by (used in) financing activities	$13,661	$(108,354)
Acquisition of property and equipment by capital and finance method leases and equipment notes payable	$21,619	$11,683

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities was $36.2 million in the first quarter of 2008 compared to $30.8 million in the first quarter of 2009, a decrease of $5.4 million or 14.9%. Net income increased from $5.4 million in the first quarter of 2008 to $6.6 million in the first quarter of 2009. A summary of the significant changes in non-cash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

•

Depreciation and amortization expense was $19.1 million in the first quarter of 2008 compared to $27.8 million in the first quarter of 2009. The increase in depreciation and amortization was due to the purchases of servers, networking gear and computer software, and leasehold improvements, as well as amortization of intangibles related to acquisitions.

•

Our provision for bad debts and customer credits increased from $0.4 million in the first quarter of 2008 to $2.3 million in the first quarter of 2009 due to slower cash collections as a result of the current economic conditions.

•

The change in deferred income taxes was $1.2 million in the first quarter of 2008 compared to $2.5 million in the first quarter of 2009. The increase in deferred taxes was primarily due to the 50% bonus depreciation tax deduction in year one for property and equipment additions, as equipment is depreciated straight-line for GAAP purposes.

•

Share-based compensation expense was $2.8 million in the first quarter of 2008 compared to $4.2 million in the first quarter of 2009. The increase in expense was due to stock awards issued in 2008 and the first quarter of 2009.

•

The change in accounts receivable was a cash inflow of $0.4 million in the first quarter of 2008 compared to a cash outflow of $6.3 million in the first quarter of 2009. Our accounts receivable balance has increased during the first quarter of 2009 as a result of increased sales and slower customer payment patterns that are being influenced by the current economic conditions.

•	The change in prepaid expenses and other current assets created a $1.2 million cash outflow in the first quarter of 2008 compared to a $0.1 million cash outflow in the first quarter of 2009.

•

The change in accounts payable created a $6.3 million cash inflow in the first quarter of 2008 compared to a $6.6 million cash outflow in the first quarter of 2009. The changes resulted from the timing of payments for trade payables and in the first quarter of 2009, a decrease in accrued compensation and benefits.

Investing Activities

Net cash used in investing activities was primarily expenditures for growth capital. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $47.2 million during the first quarter of 2008 compared to $25.6 million during the first quarter of 2009, a decrease of $21.6 million, or 45.8%.

We also purchase equipment through capital lease arrangements and other vendor financing that do not require an initial outlay of cash. Purchases through these arrangements decreased from $21.6 million during the first quarter of 2008 to $11.7 million during the first quarter of 2009. The combined total in capital expenditures for property and equipment decreased from $68.9 million during the first quarter of 2008 to $37.3 million during the first quarter of 2009. Of the 2009 amount, $19.3 million was used to purchase dedicated customer equipment, $11.4 million for data center build outs, $2.2 million related to build out of office space and $4.4 million was invested in capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases.

Financing Activities

Net cash provided by (used in) financing activities was $13.7 million during the first quarter of 2008 compared to ($108.4) million during the first quarter of 2009, a decrease of $122.1 million. This was due primarily to a repayment of $100.0 million on our revolving credit facility in March 2009 compared to $20.0 million in net advances during the first quarter of 2008. Principal payments on capital leases and notes payable were $8.7 million during the first quarter of 2008 compared to $10.6 million during the first quarter of 2009. In addition, proceeds from exercises of stock options increased from $0.5 million for the first quarter of 2008 to $2.2 million for the first quarter of 2009.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of March 31, 2009:

(In thousands)	Total	2009	2010-2011	2012-2013	2014 and Beyond
Capital and finance method leases (1)	$98,039	$33,824	$58,802	$5,413	$—
Operating leases	87,949	12,759	23,946	21,853	29,391
Purchase commitments	4,944	2,944	1,994	6	—
Revolving credit facility (2)	100,000	—	—	100,000	—
Software and equipment notes (2)	9,971	5,192	4,514	265	—

Total contractual obligations	$300,903	$54,719	$89,256	$127,537	$29,391

(1)	Represents principal and interest.
(2)	Represents principal only.

Leases

Capital and finance method leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for office space and data center facilities.

In February 2009, Rackspace entered into an agreement to lease 11,000 square technical square feet in a data center facility. The lease has a term of 15 years from the commencement. Rackspace has a one-time option to terminate the lease after ten years.

Purchase commitments

Our purchase commitments are primarily related to bandwidth for our data centers.

Revolving Credit Facility

We have a credit facility with a committed amount of $245.0 million. As of March 31, 2009, we had $100.0 million of revolving loans outstanding and a $0.8 million letter of credit outstanding under the credit facility, and $144.2 million available.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to determine the carrying values of assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

•	Revenue recognition;

•	Valuation of accounts receivable and service credits;

•	Property, equipment, and other long lived assets;

•	Goodwill and intangible assets;

•	Contingencies;

•	Share-based compensation;

•	Software development;

•	Income taxes;

A description of our critical accounting policies that involve significant management judgment appears in our Annual Report filed on Form 10-K filed with the SEC on March 2, 2009, as amended under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Recent Accounting Pronouncements

For a full description of new accounting pronouncements, including the respective dates of adoption and impact on results of operation and financial condition, see Note 2 of the Consolidated Financial Statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices. We are a large consumer of power. During the first quarter of 2009, we paid approximately $4.6 million to utility companies to power our data centers, representing 3.1% of our net revenues. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, and seasonal fluctuations. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. In August 2008, we entered into a fixed price contract with a provider of electricity for power for our Grapevine data center. The contract allows the company to periodically convert the price to a floating market price during the arrangement. The contract is for 19 months, and allows the provider an option to extend the contract for an additional 19 months.

Interest Rates. Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving credit facility. As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure. As a result, we are exposed to interest rate risk on the un-hedged portion of our borrowings, which was $50.0 million as of March 31, 2009. For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.

Leases. The majority of our purchases of customer gear are vendor financed through capital leases with fixed payments terms generally over three to five years, coinciding with the depreciation period of the equipment. As of March 31, 2009 we have a liability for these leases of $91.5 million on our consolidated balance sheet, of which $39.9 million if classified as current. Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may not longer be available or the borrowing rates, which are fixed rates, may increase.

Foreign Currencies. The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency, such as the Euro. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both U.S. dollars and the pound sterling. During the first quarter of 2009, we recognized foreign currency losses of $0.2 million within other income (expense). We have not entered into any currency hedging contracts, although we may do so in the future. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 4. – CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting

During the first quarter of 2009, we completed the implementation of an integrated billing software system. The implementation involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We reviewed the system as it was being implemented and the controls affected by the implementation of the new system and made appropriate changes to affected internal controls during the implementation process. We believe that the controls as modified are appropriate and functioning effectively.

Inherent Limitations of Internal Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are party to various legal proceedings, which we consider routine and incidental to our business. On October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston, was filed in the 37th District Court in Bexar County Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We do not expect the results of this claim or any other current proceeding to have a material adverse effect on our business, results of operations or financial condition.

ITEM IA – RISK FACTORS

Risks Related to Our Business and Industry

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address. As a result, the market price of our common stock decline.

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

Customer collections are our primary source of cash. We have historically grown through a combination of an increase in new customers and revenue growth from our existing customers. We have experienced a decrease in revenue from our existing customer base, and if the current market conditions continue to deteriorate we may experience continued or more substantial decrease in revenue from our customer base, including through reductions in their commitments to us, and/or longer new customer sales cycles. If these events were to occur, we could experience a decrease in revenues and reduction in operating margins. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We have experienced an increase in our allowance for doubtful accounts already. If our customers’ ability to pay is further challenged, we may be required to further increase our allowance for doubtful accounts. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may record additional charges related to the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations could be materially and adversely affected.

Finally, like many other stocks, our stock price decreased during the onset of the economic downturn. Although our stock price has recently increased, if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a continued worldwide economic downturn, our stock price could decrease again.

If we are unable to manage our growth effectively our financial results could suffer and our stock price could decline.

The growth of our business and our service offerings has strained our operating and financial resources. Further, we intend to continue to expand our overall business, customer base, headcount, and operations. Creating a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our operating and financial system capabilities and controls. If our information systems are unable to support the demands placed on them by our growth, we may be forced to implement new systems which would be disruptive to our business. We may be unable to manage our expenses effectively in the future due to the expenses associated with these expansions, which may negatively impact our gross margins or operating expenses. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies, and lost revenue opportunities, which may materially and adversely affect our operating results.

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

We rely on third-party suppliers to protect our equipment and hardware against breaches in security and cannot be certain that they will provide adequate security. The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks as well as the processing and storage of confidential customer information. Unauthorized access, computer viruses, accidents, employee error or malfeasance, fraudulent service plan orders, intentional misconduct by computer “hackers”, and other disruptions can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties and leading to interruptions, delays or cessation of service to our customers. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, so we may be unable to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Any breaches that occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Although we typically require our customers to sign agreements that contain provisions attempting to limit our liability for security breaches, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a security breach that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition.

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

A substantial amount of our past revenue growth was derived from purchases of service upgrades by existing customers. Our costs associated with increasing revenues from existing customers are generally lower than costs associated with generating revenues from new customers. Therefore, a reduction in the rate of revenue increase or a rate of revenue decrease from our existing customers, even if offset by an increase in revenues from new customers, could reduce our operating margins.

Any failure by us to continue attracting new customers or grow our revenues from existing customers for a prolonged period of time could have a material adverse effect on our operating results.

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

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, especially Graham Weston, our Chairman, and A. Lanham Napier, our Chief Executive Officer and President. We do not have long-term employment agreements with any members of our management team, including Messrs. Weston and Napier. Mr. Napier is the only member of our management team on whom we maintain key man insurance.

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

As our customer base grows and their usage of telecommunications capacity increases, we will continue to need to make additional investments in our capacity to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along the increased costs to our customers.

We may not be able to renew the leases on our existing facilities on terms acceptable to us, if at all, which could adversely affect our operating results.

We do not own the facilities occupied by our current data centers, but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over a period ranging from 2009 to 2027, with each having at least one renewal period of no less than three years, except two of our data centers located in the U.K., which have no contractual renewal terms. Both of our U.K. data center leases without renewal terms, expire in 2009 and we plan to exit one of the facilities at the end of the lease term and migrate our customers at this location to another facility, and we expect to renew the lease for the other facility. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

In connection with this lease, we also entered into a Master Economic Incentives Agreement with the Cities of Windcrest and San Antonio, Texas, Bexar County, and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate employee base requirement of 4,500 jobs by December 31, 2012. In addition, the agreement requires that the median compensation of those employees be no less than $51,000 per year. In exchange for meeting these employment obligations, the parties agreed to enter into the lease structure, pursuant to which, as a lessee of the Windcrest Economic Development Corporation, we will not be subject to most of the property taxes associated with the property for a 14 year period. If we fail to meet these job creation requirements, we could lose a portion or all of the tax benefit being provided during the 14-year period by having to make payments in lieu of taxes (PILOT) to the City of Windcrest. The amount of the PILOT payment would be calculated based on the amount of taxes that would have been owed for that period if the property were not exempt, and then such amount would be adjusted pursuant to certain factors, such as the percentage of employment achieved compared to the stated requirements.

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

In the current economic environment, unless we are able to modify the terms of our agreements, it is likely we will not fulfill the job creation requirements levels for the end of 2009. We are currently seeking to modify all such agreements. The loss of any anticipated tax benefits or grants described above or the repayment of the grant funds from the State of Texas could have a material adverse effect on our liquidity or results of operations.

We have significant debt obligations that include restrictive covenants limiting our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness and adversely affect our financial position and operating results.

As of March 31, 2009, outstanding indebtedness under our credit facility totaled $100.0 million, with an outstanding letter of credit of $0.8 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owing under our credit facility.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, which totaled approximately $91.5 million as of March 31, 2009. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first quarter of 2009, we paid approximately $4.6 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow.

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

There may be intellectual property rights held by others, including issued or pending patents, trademarks, and service marks that cover significant aspects of our technologies, branding or business methods, including technologies and intellectual property we have licensed from third parties. Companies in the technology industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These or other parties could claim that we have misappropriated or misused intellectual property rights and any such intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert the attention of our technical and management personnel. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe. For any intellectual property rights claim against us or our customers, we may have to pay damages, indemnify our customers against damages or stop using technology or intellectual property found to be in violation of a third party’s rights. We may be unable to replace those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms or at all. Licensing replacement technologies and intellectual property may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology and intellectual property, which could require significant effort, time, and expense.

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

We primarily rely on copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies, although to date we have not registered for copyright protection. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We also currently have one patent in the U.S. Our patent may be contested, circumvented, found unenforceable or invalidated.

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

In order to respond to additional regulations applicable to public companies, such as Section 404 of the Sarbanes-Oxley Act, we have hired a number of finance and accounting personnel. We use independent contractors to fill certain positions and provide certain accounting functions. In the future, we may be required to hire additional full-time accounting employees to fill these and other related finance and accounting positions. Some of these positions require candidates with public company experience, and we may be unable to locate and hire such individuals as quickly as needed, if at all. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands resulting from being a public company, the quality and timeliness of our financial reporting may suffer and we could experience internal control weaknesses. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results, and financial condition.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2008 and April 30, 2009, the closing trading price of our common stock was very volatile, ranging between $4.38 and $9.40 per share, including single-day increases of up to 12.9% and declines up to 11.7%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

Contractual lock-up restrictions on the sale of approximately 99 million shares held by certain stockholders expired on February 3, 2009 and to the extent a stockholder is not an affiliate, its shares are now eligible for sale without restriction. Affiliate sales are subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding common stock or our average weekly trading volume during any three-month period. Shares beneficially held by Graham Weston, Norwest Venture Partners, Sequoia Capital, and certain other parties will be subject to such requirements to the extent they are deemed to be our “affiliates” as that term is defined in Rule 144. Additionally, Weston, Norwest, Sequoia, and other holders possess registration rights with respect to some of the shares of our common stock that they hold. If they choose to exercise such rights, their sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our common stock may decline.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On March 27, 2009, we paid 140,935 shares of our common stock to the sole stockholder of Jungle Disk, Inc. as partial consideration for reaching an earn-out target related to our acquisition of Jungle Disk, Inc. on October 22, 2008. Also, on April 15, 2009, we paid 200,000 shares of our common stock to the two owners of Slicehost, LLC as partial consideration for reaching an earn-out target related to our acquisition of substantially all of the assets of Slicehost, LLC on October 22, 2008. The issuances of these shares of common stock were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of fiscal year 2009.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1*†	Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc. dated February 5, 2009.

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2009.

Rackspace Hosting, Inc.

By:	/s/ Bruce R. Knooihuizen
Bruce R. Knooihuizen
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)