Form 10-Q
period 2009-08-12
RACKSPACE HOSTING, INC.
filed 2009-08-13
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______ to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smalller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

On August 11, 2009, 121,089,522 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	June 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,407	$147,877
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,295 as of December 31, 2008,
and $6,901 as of June 30, 2009	30,932	38,642
Income taxes receivable	12,318	13,353
Prepaid expenses and other current assets	10,838	11,572
Total current assets	292,495	211,444

Property and equipment, net	362,042	407,901
Goodwill	6,942	14,329
Intangible assets, net	15,101	13,567
Other non-current assets	8,681	9,552
Total assets	$685,261	$656,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$71,387	$87,316
Current portion of deferred revenue	16,284	16,812
Current portion of obligations under capital leases	38,909	43,381
Current portion of debt	5,944	52,485
Total current liabilities	132,524	199,994

Non-current deferred revenue	3,883	3,199
Non-current obligations under capital leases	50,781	60,707
Non-current debt	204,779	53,711
Non-current deferred income taxes	13,398	20,475
Other non-current liabilities	10,212	9,884
Total liabilities	415,577	347,970

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 117,154,094 shares issued and outstanding
as of December 31, 2008, 120,857,060 shares issued and
outstanding as of June 30, 2009	117	121
Additional paid-in capital	207,589	225,345
Accumulated other comprehensive income (loss)	(16,027)	(8,227)
Retained earnings	78,005	91,584
Total stockholders’ equity	269,684	308,823
Total liabilities and stockholders’ equity	$685,261	$656,793

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2009	2008	2009

Net revenue	$130,829	$151,995	$250,442	$297,072
Costs and expenses:
Cost of revenue	42,842	48,235	82,065	94,445
Sales and marketing	19,846	19,080	37,414	39,582
General and administrative	38,108	41,566	71,741	79,106
Depreciation and amortization	21,637	29,711	40,688	57,515
Total costs and expenses	122,433	138,592	231,908	270,648
Income from operations	8,396	13,403	18,534	26,424
Other income (expense):
Interest expense	(1,834)	(2,172)	(3,164)	(4,707)
Interest and other income (expense)	173	(267)	420	(358)
Total other income (expense)	(1,661)	(2,439)	(2,744)	(5,065)
Income before income taxes	6,735	10,964	15,790	21,359
Income taxes	2,553	3,973	6,166	7,780
Net income	$4,182	$6,991	$9,624	$13,579

Net income per share
Basic	$0.04	$0.06	$0.09	$0.11
Diluted	$0.04	$0.06	$0.09	$0.11

Weighted average number of shares outstanding
Basic	103,227	120,214	102,901	118,918
Diluted	110,508	126,442	109,810	124,007

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(In thousands)	Six Months Ended June 30,
	2008	2009
Cash Flows From Operating Activities
Net income	$9,624	$13,579
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	40,688	57,515
Loss on disposal of equipment, net	1,977	487
Provision for bad debts and customer credits	1,210	6,382
Deferred income taxes	2,524	5,317
Share-based compensation expense	6,556	9,254
Other non-cash compensation expense	140	409
Excess tax benefits from share-based compensation arrangements	(2,621)	-
Changes in certain assets and liabilities
Accounts receivable	(1,640)	(12,858)
Income taxes receivable	-	(1,035)
Accounts payable and accrued expenses	11,077	12,026
Deferred revenues	2,157	(792)
All other operating activities	(2,688)	(1,436)
Net cash provided by operating activities	69,004	88,848

Cash Flows From Investing Activities
Purchases of property and equipment, net	(87,521)	(56,616)
Earnout payments for acquisitions	-	(5,622)
Net cash used in investing activities	(87,521)	(62,238)

Cash Flows From Financing Activities
Principal payments of capital leases	(14,144)	(20,922)
Principal payments of notes payable	(2,929)	(4,527)
Borrowings on line of credit	40,000	-
Payments on line of credit	-	(100,000)
Payments for debt issuance costs	(158)	(328)
Proceeds from sale leaseback transactions	1,543	-
Proceeds from issuance of common stock, net	548	-
Proceeds from exercise of stock options	1,205	6,230
Excess tax benefits from share-based compensation arrangements	2,621	-
Net cash provided by (used in) financing activities	28,686	(119,547)

Effect of exchange rate changes on cash and cash equivalents	(12)	2,407

Increase (decrease) in cash and cash equivalents	10,157	(90,530)

Cash and cash equivalents, beginning of period	24,937	238,407

Cash and cash equivalents, end of period	$35,094	$147,877

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$37,703	$35,320
Acquisition of property and equipment by notes payable	9,930	-
Vendor financed equipment purchases	$47,633	$35,320

Shares issued in business combinations	$-	$1,880
Cash payments for interest, net of amount capitalized	$3,276	$4,857
Cash payments for income taxes	$3,540	$2,938

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation
Nature of Operations

As used in this report, the terms “Rackspace”, “Rackspace Hosting”, “we”, “our company”, “the company”, “us,” or “our” refer to Rackspace Hosting, Inc. and its subsidiaries.  Rackspace Hosting, Inc., through its operating subsidiaries, is a provider of hosting and cloud computing solutions.  We provide IT as a service, managing web-based IT systems for small and medium-sized businesses as well as large enterprises. We focus on providing a service experience for our customers, which we call Fanatical Support®.

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2008 and 2009, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2009, our results of operations for the three and six months ended June 30, 2008 and 2009, and our cash flows for the six months ended June 30, 2008 and 2009.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009, as amended.  The results of the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or for any other interim period, or for any other future year.

In connection with the preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Standards No. (SFAS) 165, Subsequent Events, we evaluated events after the balance sheet date of June 30, 2009 through August 12, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of stock options, contingencies, and income taxes, among others. We base our estimates on historical experience and on other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engaged third party valuation consultants to assist management in the purchase price allocation of significant acquisitions.  We also engaged third party valuation consultants to assist management in the valuation of our common stock price, which affected transactions recorded in our consolidated financial statements prior to Rackspace becoming a public company.

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

Recently Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. (ii) FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-01 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. These statements did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which sets forth general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective in the quarter ending June 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  U.S. GAAP will no longer be issued in the form of an “accounting standard,” but rather as an update to the applicable “topic” or “subtopic” within the codification. As such, accounting guidance will be classified as either “authoritative” or “nonauthoritative” based on its inclusion or exclusion from the codification.  The codification will be the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The codification of U.S. GAAP will be effective for interim or annual periods ending after September 15, 2009.  We do not expect this statement will have a material impact on our consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2009	2008	2009

Basic net income per share:
Net income	$4,182	$6,991	$9,624	$13,579

Weighted average shares outstanding:
Common stock	102,012	120,214	101,686	118,918
Preferred stock	1,215	-	1,215	-
Number of shares used in per share computations	103,227	120,214	102,901	118,918
Earnings per share	$0.04	$0.06	$0.09	$0.11
Diluted net income per share:
Net income	$4,182	$6,991	$9,624	$13,579

Weighted average shares outstanding:
Common stock	102,012	120,214	101,686	118,918
Stock options and awards	7,032	6,228	6,663	5,089
Preferred stock	1,215	-	1,215	-
Stock warrants	249	-	246	-
Number of shares used in per share computations	110,508	126,442	109,810	124,007
Earnings per share	$0.04	$0.06	$0.09	$0.11

We excluded 4.9 million and 5.2 million potential common shares from the computation of dilutive earnings per share for the three months ended June 30, 2008 and 2009, respectively, and 5.6 million and 6.5 million potential shares for the six months ended June 30, 2008, and 2009, respectively, because the effect would have been anti-dilutive.

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

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

	December 31,	June 30,
(In thousands)	2008	2009

Cash deposits	$37,787	$47,187
Money market funds	200,620	100,690
Cash and cash equivalents	$238,407	$147,877

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

(In thousands)	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$200,620	$-	$-	$200,620
Total	$200,620	$-	$-	$200,620

Liabilities:
Interest rate swap agreement (1)	$-	$2,901	$-	$2,901
Deferred compensation (2)	296	-	-	296
Total	$296	$2,901	$-	$3,197

(In thousands)	June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$100,690	$-	$-	$100,690
Rabbit trust (3)	449	-	-	449
Total	$101,139	$-	$-	$101,139

Liabilities:
Interest rate swap agreement (1)	$-	$2,400	$-	$2,400
Deferred compensation (2)	434	-	-	434
Total	$434	$2,400	$-	$2,834

(1) Money market funds are classified in cash and cash equivalents and the interest rate swap agreement is classified in other non-current liabilities.
(2) Obligations to pay benefits under a non-qualified deferred compensation plan that are classified in other current liabilities within accounts payable and accrued expenses.
(3) Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan located in other non-current assets.

Our Rabbi Trust was established in January 2009 and we elected the fair value option under SFAS 159, which allows for the recognition of unrealized gains and losses to be recorded in the statement of income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan.  For the three and six months ended June 30, 2009, we recognized a net unrealized gain of a minimal amount as interest and other income (expense).

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,	June 30,
(In thousands)	2008	2009

Prepaid expenses	$5,481	$4,516
Current deferred taxes	3,050	3,914
Other current assets	2,307	3,142
Prepaid expenses and other current assets	$10,838	$11,572

7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2008	June 30, 2009

Computers, software and equipment	1-5 years	$350,697	$445,696
Furniture and fixtures	7 years	12,856	16,679
Buildings and leasehold improvements	2-30 years	61,839	113,595
Land	--	13,860	13,860
Property and equipment, at cost		439,252	589,830
Less accumulated depreciation and amortization		(188,300)	(245,938)
Work in process		111,090	64,009
Property and equipment, net		$362,042	$407,901

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $20.9 million and $28.1 million for the three months ended June 30, 2008 and 2009, respectively, and $39.1 million and $54.4 million for the six months ended June 30, 2008 and 2009, respectively.

At December 31, 2008, the work in process balance consisted of build outs of $47.0 million for office facilities and $53.5 million for data centers, and $10.6 million for capitalized software and other projects.  At June 30, 2009, the work in process balance consisted of build outs of $49.5 million for office facilities and $9.4 million for data centers, and $5.1 million for capitalized software and other projects.

Capitalized interest was $0.8 million and $0.2 million for the three months ended June 30, 2008 and 2009, respectively and $1.3 million and $0.5 million for the six months ended June 30, 2008 and 2009, respectively.

8. Business Combinations and Goodwill

In October 2008, we acquired two companies with a total purchase price of $28.0 million, which were accounted for as business combinations.  The initial purchase price of the combined acquisitions was $11.5 million paid in cash and stock, with up to $16.5 million in additional payouts of cash and stock based on certain earnout provisions.  For the six months ended June 30, 2009, earn-outs totaling $7.5 million were achieved and paid in both cash and stock.  If the remaining $9.0 million in additional earn-outs are achieved, the payments will be accounted for as additional goodwill.

The following table provides a roll forward of our goodwill balance.

Balance at December 31, 2008	$6,942
Earn-out payments for acquisitions	7,502
Purchase accounting adjustments	(115)
Balance at June 30, 2009	$14,329

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,	June 30,
(In thousands)	2008	2009

Trade payables	$23,459	$27,733
Accrued compensation and benefits	19,462	21,851
Foreign income taxes payable	324	6,030
Vendor accruals	19,984	24,395
Other liabilities	8,158	7,307
Accounts payable and accrued expenses	$71,387	$87,316

10. Debt

Debt outstanding consisted of:
	December 31,	June 30,
(In thousands)	2008	2009

Revolving credit facility	$200,000	$100,000
Notes payable	10,723	6,196
Total debt	210,723	106,196
Less current portion of debt	(5,944)	(52,485)
Total non-current debt	$204,779	$53,711

Revolving Credit Facility

Our revolving credit facility includes an aggregate commitment of $245.0 million.  The facility provides for letters of credit up to $25.0 million. The interest is based on a floating rate, generally the London Interbank Offered Rate (LIBOR) plus a margin spread, which changes ratably from 0.675% to 1.55% dependent on the total funded debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. We are required to pay a facility fee of 0.2% per annum on the full amount committed under the facility and a quarterly administrative fee. The facility has a 5-year term and matures in August 2012, and is fully secured by our assets and governed by financial and non-financial covenants.  Financial covenants under our facility include a minimum fixed charge coverage ratio and a maximum total funded debt to EBITDA ratio. As of June 30, 2009, we were in compliance with all of the covenants under our facility.

In June 2009, we amended the revolving credit facility agreement to provide us with the ability to borrow under our credit facility in Pounds Sterling and Euros, rather than only allowing our borrowings in U.S. dollars. We have the ability to borrow up to $75 million in alternate currencies. In addition, the amendment provides for changes in regard to certain other items in the credit agreement, including but not limited to (i) the calculation to determine our “Minimum Fixed Charge Coverage Ratio”, (ii) our banking account maintenance, (iii) requirements for access to collateral located at our various real property locations. These changes were made in order to provide clarifications that reflected compliance expectations that already existed among the parties. We incurred fees of $328 thousand which have been capitalized and will be amortized over the remaining term of the revolver. As of June 30, 2009 we did not have any draws on our credit facility in alternate currencies.

As of June 30, 2009, the amount outstanding under the facility was $100.0 million, with an outstanding letter of credit of $0.7 million, and an additional $144.3 million available for future borrowings.

In July 2009 we repaid $50.0 million, reducing our borrowings on the facility to $50.0 million.  Although this amount was not currently due, it was reflected in the consolidated balance sheet in current portion of debt as of June 30, 2009.

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

We are required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, receive variable interest payments based on 1-month LIBOR.  The margin spread as of June 30, 2009 was 1.05% resulting in an effective fixed rate of 5.185%.  The net receipts or payments from the swap are recorded as interest expense. The swap is designated and qualifies as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the swap is accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We are utilizing the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective for the six month periods ended June 30, 2008 and June 30, 2009. There was no hedge ineffectiveness recognized in earnings for either period.  If the hedge becomes ineffective, or if certain terms of the facility change, the facility is extinguished, or if the swap is terminated prior to maturity, the fair value of the swap and subsequent changes in fair value may be recognized in the accompanying consolidated statements of income.  The fair value of the swap was estimated based on the yield curve as of December 31, 2008 and June 30, 2009, and represents its carrying value.

The following table presents the impact of the interest rate swap on the consolidated balance sheets:

	December 31,	June 30,
(In thousands)	2008	2009

Other non-current liabilities	$2,901	$2,400
Accumulated other comprehensive income (loss), net of tax	$(1,886)	$(1,560)

	Three Months Ending June 30,		Six Months Ending June 30,
(In thousands)	2008	2009	2008	2009
Effective gain (loss) recognized in accumulated other comprehensive income, net of tax	$913	$260	$(143)	326

Our counterparty is also the primary lender on our revolving credit facility and we actively monitor the potential credit risk.  As of June 30, 2009, we were in a liability position to our primary lender and therefore had limited counterparty credit risk.

11. Other Non-Current Liabilities

Other non-current liabilities consisted of:

	December 31,	June 30,
(In thousands)	2008	2009

Texas Enterprise Fund Grant	$5,000	$5,000
Other	5,212	4,884
Other non-current liabilities	$10,212	$9,884

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22.0 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest.  In September 2007, we received the initial installment of $5.0 million from the State of Texas, which was recorded as a non-current liability.  In July 2009, we modified the agreement, which provided more favorable terms for achieving and sustaining the requirements for the grant funding.  See subsequent event footnote for additional information.

12. Commitments and Contingencies

Legal Proceedings

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, on October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston, was filed in the 37th District Court in Bexar County Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We do not expect the results of this claim or any other current proceeding to have a material adverse effect on our business, results of operations or financial condition.

Contingent Liability

We previously recorded a $2.1 million charge to cost of revenue related to an unresolved contractual issue with a vendor. We recorded a loss contingency liability with respect to this matter in accordance with SFAS 5, Accounting for Contingencies.  Due to the uncertainty regarding the interpretation of certain contractual terms, it is possible the ultimate loss may exceed or be less than the amount currently accrued.

13. Share-Based Compensation

In January 2009, our board of directors approved an additional 5.5 million shares for future grant under the Amended and Restated 2007 Stock Plan.  As of June 30, 2009, the total number of shares authorized under the plan was 42.8 million shares, of which approximately 6.2 million shares were available for future grants.

Outstanding stock awards were as follows:

	December 31, 2008	June 30, 2009
Restricted stock units	50,000	2,050,000
Stock options	19,255,644	19,341,057
Total outstanding awards	19,305,644	21,391,057

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2009:

Number of Units
Outstanding at December 31, 2008	50,000
Units granted	2,000,000
Units vested	-
Units cancelled	-
Outstanding at June 30, 2009	2,050,000

On February 25, 2009, our board approved grants of restricted stock units (RSUs) to our chief executive officer and another member of the executive team. A total of 2,000,000 RSUs were granted. The vesting of the RSUs are dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur. Of the total RSUs granted, 1,050,000 have a measurement period at the end of three years, and the remainder at the end of five years.  The fair value of these awards was estimated to be $7.0 million at the date of grant using a Monte Carlo pricing model, and are being amortized over their service periods.

The following table summarizes the activity under our stock plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	19,255,644	$4.94	7.01	$34,050
Granted	3,824,400	$5.19
Exercised	(3,313,400)	$1.88
Canceled	(425,587)	$7.85
Outstanding at June 30, 2009	19,341,057	$5.45	7.81	$162,777

Vested and exercisable at June 30, 2009	6,979,542	$2.99	6.33	$75,872

Vested and exercisable at June 30, 2009
and expected to vest thereafter *	17,630,217	$5.27	7.69	$151,487

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

The total pre-tax intrinsic value of the stock options exercised during the three months ended June 30, 2008 and 2009, was $5.8 million and $11.7 million, respectively and $8.2 million and $19.4 million for the six months ended June 30, 2008 and 2009, respectively.

The weighted average fair value of stock options issued for the three months ended June 30, 2008 and 2009 was $9.43 and $4.90 respectively, and $7.95 and $3.03 for the six months ended June 30, 2008 and 2009, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Expected stock volatility	61% - 64%	60%	61% - 65%	60% - 61%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.02% - 3.41%	2.30%	2.71% - 3.41%	2.24% - 2.30%
Expected life	6.25 - 6.50 years	6.25 years	6.25 - 6.50 years	6.25 years

As of June 30, 2009, there was $51.7 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans, which will be amortized using the straight line method over a weighted average period of 2.4 years.

Share-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2009	2008	2009

Cost of revenue	$603	$675	$968	$1,304
Sales and marketing	$533	$721	$934	$1,419
General and administrative	$2,668	$3,621	$4,654	$6,531
Pre-tax share-based compensation	3,804	5,017	6,556	9,254
Less: Income tax benefit	(1,462)	(1,819)	(2,560)	(3,371)
Total share-based compensation
expense, net of tax	$2,342	$3,198	$3,996	$5,883

14. Income Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file.

We currently file income tax returns in the U.S. and the U.K., which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. The Internal Revenue Service completed an examination of our consolidated U.S. Federal income tax returns through fiscal year 2004 with no changes to the tax return. We remain subject to U.S. federal and state income tax examinations for the tax years 2005 through 2008, and to U.K. income tax examinations for the years 2002 through 2007. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries where we have lower statutory rates.

15. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2009	2008	2009

Net income	$4,182	$6,991	$9,624	$13,579
Derivative instrument, net of deferred taxes of $491 and $139 for the three months June 30, 2008 and 2009, and ($77) and $175 for the six months ended June 30, 2008 and 2009.	913	260	(143)	326
Foreign currency cumulative translation adjustment, net of taxes of ($9) and ($1,908) for the three months ended June 30, 2008 and 2009, ($1) and ($1,697) for the six months ended June 30, 2008 and 2009.	23	8,254	(8)	7,474
Total other comprehensive income (loss)	936	8,514	(151)	7,800
Total comprehensive income	$5,118	$15,505	$9,473	$21,379

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(1,886)	$(14,141)	$(16,027)
2009 changes in fair value	326	-	326
2009 translation adjustment	-	7,474	7,474
Balance at June 30, 2009	$(1,560)	$(6,667)	$(8,227)

16. Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by business unit and geographic region for purposes of evaluating financial performance and allocating resources.  We are organized as, and operate two business units: managed hosting and cloud computing services.  We have evaluated the criteria for aggregation by products and services, and by geography, and determined we have one reportable segment, which we describe as Hosting.  Revenue is attributed by geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or outside U.S., primarily the U.K.  Our long-lived assets are primarily located in the U.S. and U.K., and to a lesser extent Hong Kong.

Total net revenue by geographic region was as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
(In thousands)	2008	2009	2008	2009

United States	$92,100	$113,309	$176,947	$223,873
Outside United States	38,729	38,686	73,495	73,199
Total net revenue	$130,829	$151,995	$250,442	$297,072

Long-lived assets by geographic region were as follows:

	December 31,	June 30,
(In thousands)	2008	2009

United States	$322,949	$351,865
Outside United States	68,930	91,843
Total long-lived assets	$391,879	$443,708

17. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $140 thousand and $189 thousand of rent expense on our consolidated statements of income for the three months ended June 30, 2008 and 2009, respectively, and $277 thousand and $366 thousand for the six months ended June 30, 2008 and 2009, respectively.

18. Subsequent Events

In July 2009, we repaid $50.0 million on our revolving credit facility. As of July 31, 2009, the amount outstanding under the facility was $50.0 million, with an outstanding letter of credit of $0.7 million, and an additional $194.3 million available for future borrowings.

In July, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided in to four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a target of 1,225 new jobs created in the state of Texas by December 31, 2012. We already have drawn $5.0 million of this tranche. We can draw an additional $3.5 million when we reach the target. While we expect to meet the job target requirements, if we do not create these jobs by December 31, 2012 and maintain them through December 31, 2021, we will be required to repay portions of the grant (clawback), with the maximum clawback being the amounts that we have drawn plus 3.4% interest on such amounts per year. The remaining three tranches are at our option and provide for additional draws up to $13.5 million, which are also subject to clawbacks.

In July 2009, Rackspace entered into an agreement with Tarantula Ventures LLC, a DuPont Fabros Technology company to lease approximately 36,700 square feet of raised floor space and approximately 10,000 square feet of office and storage space in a data center facility located in the Chicago, Illinois area (the Lease). The leased space will be provided with a maximum critical load power of 5.633 megawatts. The Lease has been determined to be an operating lease and provides for a commencement date at the earlier of November 1, 2009 or the date on which Rackspace begins to conduct business at the site. The Lease has a term of 15 years from the commencement date, and a total estimated financial obligation of approximately $140 million to $150 million over the 15 year term, inclusive of base lease payments and Rackspace’s pro-rata share of operating expenses. Upon the expiration of the 15 year term, Rackspace has the option to renew the lease for two consecutive five year periods.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We offer services to support websites, web-based IT systems, and computing as a service. The equipment required (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) to deliver services is typically purchased and managed by us. Rackspace offers a full suite of hosting services, including managed hosting, cloud hosting, as well as email and application hosting.

We sell our services to small and medium-sized businesses as well as large enterprises. For the six months of 2009, 24.6% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Late in 2008, we also began operations of a Hong Kong data center and a sales office, which generated minimal revenue in 2008 and the first six months of 2009.  Our growth strategy includes among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. For the first six months of 2009, no individual customer accounted for greater than 2% of our net revenue.

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

	Three Months Ended
(Dollar amounts in thousands, except annualized net	June 30,	September 30,	December 31,	March 31,	June 30,
revenue per average technical square foot)	2008	2008	2008	2009	2009
Growth	(Unaudited)
Managed hosting customers at period end	17,220	18,012	18,480	19,048	19,363
Cloud customers at period end*	16,387	18,173	34,820	43,030	51,440
Number of customers at period end	33,607	36,185	53,300	62,078	70,803

Managed hosting, net revenue	$125,498	$131,908	$134,275	$134,204	$138,943
Cloud, net revenue	$5,331	$6,446	$8,862	$10,873	$13,052
Net revenue	$130,829	$138,354	$143,137	$145,077	$151,995

Revenue growth (year over year)	55.7%	44.0%	34.2%	21.3%	16.2%

Net upgrades (monthly average)	2.1%	1.8%	1.4%	0.9%	1.2%
Churn (monthly average)	-1.1%	-1.2%	-1.3%	-1.1%	-1.0%
Growth in installed base (monthly average)	1.0%	0.6%	0.1%	-0.2%	0.2%

Number of employees (Rackers) at period end	2,422	2,536	2,611	2,661	2,648
Number of servers deployed at period end	42,424	45,231	47,518	50,038	52,269

Profitability
Income from operations	$8,396	$9,490	$12,125	$13,021	$13,403
Depreciation and amortization	$21,637	$23,174	$26,310	$27,804	$29,711
Share-based compensation expense
Cost of revenue	$603	$819	$678	$629	$675
Sales and marketing	$533	$612	$595	$698	$721
General and administrative	$2,668	$2,886	$2,871	$2,910	$3,621
Total share-based compensation expense	$3,804	$4,317	$4,144	$4,237	$5,017
Adjusted EBITDA (1)	$33,837	$36,981	$42,579	$45,062	$48,131

Adjusted EBITDA margin	25.9%	26.7%	29.7%	31.1%	31.7%

Operating income margin	6.4%	6.9%	8.5%	9.0%	8.8%

Income from operations	$8,396	$9,490	$12,125	$13,021	$13,403
Effective tax rate	37.9%	29.6%	27.7%	36.6%	36.2%
Net operating profit after tax (NOPAT) (1)	$5,214	$6,681	$8,766	$8,255	$8,551
NOPAT margin	4.0%	4.8%	6.1%	5.7%	5.6%

Capital efficiency and returns
Interest bearing debt	$183,553	$297,933	$300,413	$201,507	$210,284
Stockholders' equity	$117,417	$269,008	$269,684	$282,880	$308,823
Less: Excess cash	$-	$(235,421)	$(200,620)	$(117,611)	$(129,638)
Capital base	$300,970	$331,520	$369,477	$366,776	$389,469
Average capital base	$275,935	$316,245	$350,497	$368,127	$378,123
Capital turnover (annualized)	1.90	1.75	1.63	1.58	1.61

Return on capital (annualized) (1)	7.6%	8.5%	10.0%	9.0%	9.0%

Capital expenditures
Purchases of property and equipment, net	$40,273	$45,328	$32,547	$25,589	$31,027
Vendor financed equipment purchases	$26,014	$23,009	$14,848	$11,683	$23,637
Total capital expenditures	$66,287	$68,337	$47,395	$37,272	$54,664

Customer gear	$27,347	$27,627	$23,073	$19,255	$32,448
Data center build outs	$18,509	$21,679	$14,240	$11,386	$13,914
Office build outs	$12,815	$11,227	$8,340	$2,239	$1,651
Capitalized software and other projects	$7,616	$7,804	$1,742	$4,392	$6,651
Total capital expenditures	$66,287	$68,337	$47,395	$37,272	$54,664

Infrastructure capacity and utilization
Technical square feet of data center space at period end **	133,462	136,962	134,923	157,523	177,371
Annualized net revenue per average technical square foot **	$4,217	$4,093	$4,212	$3,969	$3,631
Utilization rate at period end	59.1%	63.4%	70.4%	64.6%	59.8%

* December 31, 2008, March 31, 2009, and June 30, 2009 amounts include customers resulting from the Slicehost acquisition, and
March 31, 2009 and June 30, 2009 amounts include SaaS customers for Jungle Disk.
** The technical square feet as of June 30, 2009, includes the addition of 18,748 square feet for phase two of our Slough, U.K. data center and 1,100 square feet for the first phase of our new Virginia data center. 11,750 square feet will be removed in the 3rd quarter of 2009 for operations at a U.K. data center that will be decommissioned and migrated to the Slough data center.
(1) See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) /Average capital base

NOPAT = Income from operations x (1 – Effective tax rate)

Average capital base = Average of (Interest bearing debt + stockholders’ equity – excess cash) = Average of (Total assets – excess cash – accounts payables and accrued expenses – deferred revenue– other non-current liabilities and deferred income taxes)

Year-to-date average balances are based on an average calculated using the quarter end balances at the beginning of the period and all other quarter ending balances included in the period.

For the periods ending March 31, 2009 and June 30, 2009, we define excess cash as the amount of cash and cash equivalents that exceed our operating cash requirements, which for these periods is calculated as three percent of our annualized net revenue for the three months prior to the period end.  For prior periods, we defined excess cash as our investments in money market funds.  As a result of a decrease in capital expenditures due to the completion of the last phase of our Grapevine, Texas data center and phase 2 of our Slough, U.K. data center, as well as the signing of leases to occupy data centers that have minimal data center build out costs, our operating cash requirements have declined.  We will periodically review the calculation and adjust it to reflect our projected cash requirements for the upcoming year.

We believe that ROC is an important metric for investors in evaluating our company’s performance. ROC relates to after-tax operating profits with the capital that is placed into service. It is therefore a performance metric that incorporates both the Statement of Income and the Balance Sheet. ROC measures how successfully capital is deployed within a company.

Note that ROC is not a measure of financial performance under GAAP and should not be considered a substitute for return on assets, which we consider to be the most directly comparable GAAP measure. ROC has limitations as an analytical tool, and when assessing our operating performance, you should not consider ROC in isolation, or as a substitute for other financial data prepared in accordance with GAAP. Other companies may calculate ROC differently than we do, limiting its usefulness as a comparative measure.

ROC increased from 7.6% to 9.0% for the three months ended in June 30, 2008 compared to the three months ended June 30, 2009. This increase was primarily due to a higher tax rate unfavorably impacting the ROC calculation for the three months ended June 30, 2008. Included in the average capital base for 2008 are capital expenditures related to our new corporate headquarters facility and data centers that were in the process of being built out.

Return on assets remained flat at 4.4% for the three months ended June 30, 2008 and June 30, 2009. Although our net income has grown through this period from higher revenue, our asset base has also grown primarily due to the purchase of property and equipment to support the growth of our business.  In addition we have recently held additional amounts of cash and cash equivalents due to our IPO in August 2008, as well as further borrowings under our revolving credit facility due to the instability in the financial markets.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
	(Unaudited)
(In thousands, except financial metrics)	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Income from operations	$8,396	$9,490	$12,125	$13,021	$13,403
Effective tax rate	37.9%	29.6%	27.7%	36.6%	36.2%
Net operating profit after tax (NOPAT)	$5,214	$6,681	$8,766	$8,255	$8,551

Net income	$4,182	$5,235	$6,844	$6,588	$6,991

Average total assets	$381,815	$546,761	$685,236	$643,349	$629,116
Less: Average excess cash	$-	$(117,710)	$(218,021)	$(159,116)	$(123,625)
Less: Average accounts payable and accrued expenses	$(76,494)	$(79,837)	$(76,564)	$(71,299)	$(79,264)
Less: Average deferred revenues (current and non-current)	$(19,762)	$(20,077)	$(20,111)	$(20,271)	$(20,193)
Less: Average other non-current liabilities and deferred taxes	$(9,624)	$(12,892)	$(20,043)	$(24,536)	$(27,911)
Average capital base	$275,935	$316,245	$350,497	$368,127	$378,123

Return on assets (annualized)	4.4%	3.8%	4.0%	4.1%	4.4%
Return on capital (annualized)	7.6%	8.5%	10.0%	9.0%	9.0%

Adjusted EBITDA (Non-GAAP financial measure)

We use Adjusted EBITDA as a supplemental measure to review and assess our performance.  We define Adjusted EBITDA as Net income, plus income taxes, total other income (expense), depreciation and amortization, and non-cash charges for share-based compensation.

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

For each three month period, EBITDA has increased steadily from 25.9% for the three months ended June 30, 2008 to 31.7% for the three months ended June 30, 2009 due to increased revenue, partially offset by marginal increases in each cost category. During 2008 and continuing into 2009, we focused on scaling our cost structure.

Income from operations have been favorably impacted by cost reduction efforts, but was partially offset by higher depreciation and amortization expense resulting from capital investments, and increasing share-based compensation expense from grants of stock options and other stock awards to employees. Our operating income margin increased from 6.4% for the three months ended June 30, 2008 to 8.8% for the three months ended June 30, 2009.

See our Adjusted EBITDA reconciliation below.

	Three Months Ended
	(Unaudited)
(Dollars in thousands)	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Net revenue	$130,829	$138,354	$143,137	$145,077	$151,995

Income from operations	$8,396	$9,490	$12,125	$13,021	$13,403

Net income	$4,182	$5,235	$6,844	$6,588	$6,991
Plus: Income taxes	$2,553	$2,199	$2,620	$3,807	$3,973
Plus: Total other (income) expense	$1,661	$2,056	$2,661	$2,626	$2,439
Plus: Depreciation and amortization	$21,637	$23,174	$26,310	$27,804	$29,711
Plus: Share-based compensation expense	$3,804	$4,317	$4,144	$4,237	$5,017
Adjusted EBITDA	$33,837	$36,981	$42,579	$45,062	$48,131

Operating income margin	6.4%	6.9%	8.5%	9.0%	8.8%

Adjusted EBITDA margin	25.9%	26.7%	29.7%	31.1%	31.7%

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009

Net revenue	$130,829	$138,354	$143,137	$145,077	$151,995
Costs and expenses:
Cost of revenue	42,842	45,499	45,019	46,210	48,235
Sales and marketing	19,846	21,462	21,447	20,502	19,080
General and administrative	38,108	38,729	38,236	37,540	41,566
Depreciation and amortization	21,637	23,174	26,310	27,804	29,711
Total costs and expenses	122,433	128,864	131,012	132,056	138,592
Income from operations	8,396	9,490	12,125	13,021	13,403
Other income (expense):
Interest expense	(1,834)	(1,912)	(3,153)	(2,535)	(2,172)
Interest and other income (expense)	173	(144)	492	(91)	(267)
Total other income (expense)	(1,661)	(2,056)	(2,661)	(2,626)	(2,439)
Income before income taxes	6,735	7,434	9,464	10,395	10,964
Income taxes	2,553	2,199	2,620	3,807	3,973
Net income	$4,182	$5,235	$6,844	$6,588	$6,991

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	32.7%	32.9%	31.5%	31.9%	31.7%
Sales and marketing	15.2%	15.5%	15.0%	14.1%	12.6%
General and administrative	29.1%	28.0%	26.7%	25.9%	27.3%
Depreciation and amortization	16.5%	16.7%	18.4%	19.2%	19.5%
Total costs and expenses	93.6%	93.1%	91.5%	91.0%	91.2%
Income from operations	6.4%	6.9%	8.5%	9.0%	8.8%
Other income (expense)
Interest expense	-1.4%	-1.4%	-2.2%	-1.7%	-1.4%
Interest and other income (expense)	0.1%	-0.1%	0.3%	-0.1%	-0.2%
Total other income (expense)	-1.3%	-1.5%	-1.9%	-1.8%	-1.6%
Income before income taxes	5.1%	5.4%	6.6%	7.2%	7.2%
Income taxes	2.0%	1.6%	1.8%	2.6%	2.6%
Net income	3.2%	3.8%	4.8%	4.5%	4.6%

Due to rounding, totals may not equal the sum of the line items in the table above.

Second Quarter 2009 Overview

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

The highlights and significant events of the three months ended June 30, 2009 and the impact on our operating results compared to the three months ended, March 31, 2009 were as follows:

Net Revenue - Net revenue increased $6.9 million or 4.8% from $145.1 million in the first three months ended March 31, 2009 to $152.0 million in the three months ended June 30, 2009.  The growth rate was impacted by the broader economic environment. In addition, revenue was impacted by approximately $2.4 million in service credits relating to service interruptions in a portion of our Grapevine, Texas data center.  Partially offsetting the negative impact was a weakening U.S. dollar relative to the Pound Sterling, which resulted in an increase to revenue of approximately $2.7 million or 1.8% for the three months ended June 30, 2009 compared to the three months ended March 31, 2009. For the three months ended March 31, 2009, we experienced a monthly average churn rate of 1.1%, which slightly decreased to 1.0% for the three months ended June 30, 2009 with an increase in net upgrades from 0.9% for the  three months ended March 31, 2009 to 1.2% for the three months ended June 30, 2009.  Overall, our installed base declined at an average rate of (0.2)% per month for the three months ended March 31, 2009 compared to growth at an average rate of 0.2% for the three months ended June 30, 2009.

Income from Operations - Income from operations increased by $0.4 million or 2.9% from $13.0 million for the three months ended March 31, 2009 to $13.4 million for the three months ended June 30, 2009.  Operating income margin was 9.0% for the three months ended March 31, 2009 compared to 8.8% for the three months ended June 30, 2009.  Our margin decreased primarily as a result of approximately $2.4 million in service credits relating to service interruptions in a portion of our Grapevine, Texas data center.

Adjusted EBITDA -Adjusted EBITDA increased $3.0 million or 6.8% from $45.1 million for the three months ended March 31, 2009 to $48.1 million in the three months ended June 30, 2009.  Adjusted EBITDA as a percentage of revenue was 31.1% in the three months ended March 31, 2009 compared to 31.7% in the three months ended June 30, 2009. See the discussion of Adjusted EBITDA, a non-GAAP financial measure for additional information.

Net Income and Net Income per Share - Net income was $6.6 million, or $0.05 per share on a diluted basis for the three months ended March 31, 2009 compared to net income of $7.0 million, or $0.06 per share on a diluted basis for the three months ended June 30, 2009. Although we incurred certain expenses as a result of the data center service interruptions for the three months ended June 30, 2009, net income increased $0.4 million from the three months ended March 31, 2009 compared to the three months ended June 30, 2009. The increase in net income was mainly due to lower cost of revenue and sales and administrative expenses as a percentage of revenue for the three months ended June 30, 2009 compared to the three months ended March 31, 2009, partially offset by an increase in general and administrative expenses, as well as depreciation and amortization expense as a percentage of revenue.

During the three months ended June 30, 2009, we experienced service interruptions in a portion of our data center operations in Grapevine, Texas. As a result certain customers experienced downtime and we extended approximately $2.4 million in service credits to them. We have been working to reduce the likelihood of further incidents at this data center and our other data centers throughout the world. While we have not experienced larger than normal customer attrition following these interruptions, the extent of any damage to our reputation is difficult to access.

During the second quarter of 2009, we announced the availability of the public beta of our Cloud Servers API. Through the open, standards-based API (application program interface), Rackspace Cloud customers can now programmatically manage their cloud servers allowing for deep integration between applications and infrastructure, which makes on demand scaling a reality. The Cloud Servers API includes four new features, which are server metadata, server data injection, host identification and shared IP groups.

In June 2009, we completed the second phase of our data center build out at our Slough, U.K. data center and also commenced operations at our Ashburn, Virginia data center facility.

In July 2009, Rackspace entered into an agreement with Tarantula Ventures LLC, a DuPont Fabros Technology company, to lease approximately 36,700 square feet of technical square feet in a data center facility in the Chicago area. We expect to commence operations in this facility in late 2009.

Quarterly Results of Operations

Revenue has increased sequentially in each of the quarters primarily due to increased volume of services provided, both due to an increasing number of customer accounts over time and due to incremental services rendered to existing customers. Net revenue increased from $130.8 million for the three months ended June 30, 2008 to $152.0 million for the three months ended June 30, 2009, which represents an average growth rate of approximately 3.8% per quarter. In the second half of 2008 and the three months ended March 31, 2009, the growth rate was negatively impacted by the deteriorating economic conditions and the strengthening U.S. dollar versus the Pound Sterling.  For the three months ended June 30, 2009, we continued to be negatively impacted by the economic conditions and decreased IT spend by our customers, but we experienced a favorable impact by a weakening U.S. dollar versus the Pound Sterling. For the twelve month period ended June 30, 2009, our average monthly growth in installed base was 0.2% per month, and our customer base increased from 33,607 at the end of the three months ended June 30, 2008 to 70,803 customers at the end of the three months ended June 30, 2009, which includes customers acquired through our acquisition of Slicehost in the fourth quarter of 2008.

Because of the growth of our revenue, total operating expenses increased sequentially in each of the quarters presented, primarily as we continued to add personnel especially in the first half of 2008, and incurred costs to accommodate our growth. During the second half of 2008, we focused on scaling our expenditures, which is evidenced in the reduction in sales and marketing, and general and administrative expenses as a percentage of revenue.  These reductions were partially offset with increasing depreciation and amortization expense resulting from equipment expenditures and facility additions to support our customer growth.  Rackspace completed strategic build outs during this time period including the Slough, U.K. data center, in June 2008, the completion of the third phase of our Grapevine, Texas data center in January 2009, and the second phase of our Slough U.K. data center in June 2009, as well as capital expenditures related to the build out of a corporate facility.

Three Months Ended June 30, 2008 and June 30, 2009

Net Revenue

Our net revenue was $130.8 million for the three months ended June 30, 2008 and $152.0 million for the three months ended June 30, 2009, an increase of $21.2 million, or 16.2%. Our increase in net revenue was primarily due to increased volume of services provided, both due to an increasing number of customer accounts and due to incremental services rendered to existing customers. Partially offsetting the revenue increase was the negative impact of a weaker U.S. dollar relative to the Pound Sterling for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Net revenue for the three months ended June 30, 2009 would have been approximately $10 million higher had the U.S. dollar to the Pound Sterling exchange rate remained constant from the prior year.

Recurring revenue

Our recurring revenue was $125.8 million for the three months ended June 30, 2008 and $147.6 million for the three months ended June 30, 2009, an increase of $21.8 million, or 17.3%. This increase was driven in part by new customer growth as we increased our customer base from 33,607 at June 30, 2008 to 70,803 at June 30, 2009, or 110.7%. A significant portion of our customer growth has been from the Cloud computing business, including customers acquired in our acquisition of Slicehost in October 2008, which generate a lower revenue per customer than our managed hosting business. Recurring revenue growth was partly offset by approximately $2.4 million in service credits issued to customers as a result of service interruptions in a portion of our Grapevine, Texas data center for the three months ended June 30, 2009.

Non-recurring revenue

Our non-recurring revenue decreased from $5.0 million for the three months ended June 30, 2008 to $4.4 million for the three months ended June 30, 2009, a decrease of 12.0% as a result of decreased customer overage charges.

Cost of Revenue

Our cost of revenue was $42.8 million for the three months ended June 30, 2008, and $48.2 million for the three months ended June 30, 2009, an increase of $5.4 million, or 12.6%. Of this increase, $2.0 million was attributable to an increase in salaries, benefits, and share-based compensation expense. The cost increase was further attributable to an increase in license costs of $3.1 million and an increase in data center costs of $0.4 million related to bandwidth, power, and rent.

Sales and Marketing Expenses

Our sales and marketing expenses were $19.8 million for the three months ended June 30, 2008 and $19.1 million for the three months ended June 30, 2009, a decrease of $0.7 million, or 3.5%. Of this decrease, $2.2 million was primarily attributable to advertising, Internet-related marketing expenditures and partnership programs as a result of a concentrated effort to decrease marketing spend, with a focus on areas that generate more efficient growth opportunities.  The overall decrease was partially offset by a $1.3 million increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales.

General and Administrative Expenses

Our general and administrative expenses were $38.1 million for the three months ended June 30, 2008 and $41.6 million for the three months ended June 30, 2009, an increase of $3.5 million, or 9.2%. Of this increase, $2.1 million was attributable to an increase in salaries and benefits, of which share-based compensation expense increased by $1.0 million as a result of stock option and restricted stock unit grants to employees in 2008 and in the first half of 2009. Bad debt expense increased by $1.4 million due to customers generally extending payment terms or not being able pay as a result of the current economic conditions. We also experienced an increase in internal software support and maintenance of $0.6 million.  Partially offsetting these increases were decreases to travel expenditures of $0.4 million.

   Depreciation and Amortization Expense

Our depreciation and amortization expense was $21.6 million for the three months ended June 30, 2008 and $29.7 million for the three months ended June 30, 2009, an increase of $8.1 million, or 37.5%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs, as well as intangible assets acquired through acquisitions.

    Other Income (Expense)

Our interest expense was $1.8 million for the three months ended June 30, 2008 and $2.2 million for the three months ended June 30, 2009, an increase of $0.4 million or 22.2%.  Interest expense was partially offset by capitalized interest of $0.8 million for the three months ended June 30, 2008 and $0.2 million for the three months ended June 30, 2009.  Although we had an increased level of indebtedness in 2009, interest expense did not increase significantly due to lower borrowing rates.

Interest and other income (expense) was $0.2 million for the three months ended June 30, 2008 and ($0.3) million for the three months ended June 30, 2009.  In the three months ended June 30, 2008, we recognized $0.2 million in interest income.  In the three months ended June 30, 2009, we recognized $0.1 million of interest income offset by foreign currency losses of ($0.4) million.

Income Taxes

Our effective tax rate decreased from 37.9% for the three months ended June 30, 2008 to 36.2% for the three months ended June 30, 2009, primarily as a result of earnings being realized in countries where we have lower statutory rates than compared to the three months ended June 30, 2008.  The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, state income taxes, research and development credits, and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Six months ended June 30, 2008 and June 30, 2009

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Six Months Ended
(In thousands)	June 30, 2008	June 30, 2009

Net revenue	$250,442	$297,072
Costs and expenses:
Cost of revenue	82,065	94,445
Sales and marketing	37,414	39,582
General and administrative	71,741	79,106
Depreciation and amortization	40,688	57,515
Total costs and expenses	231,908	270,648
Income from operations	18,534	26,424
Other income (expense):
Interest expense	(3,164)	(4,707)
Interest and other income (expense)	420	(358)
Total other income (expense)	(2,744)	(5,065)
Income before income taxes	15,790	21,359
Income taxes	6,166	7,780
Net income	$9,624	$13,579

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):
	Six Months Ended
(Percent of net revenue)	June 30, 2008	June 30, 2009

Net revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	32.8%	31.8%
Sales and marketing	14.9%	13.3%
General and administrative	28.6%	26.6%
Depreciation and amortization	16.2%	19.4%
Total costs and expenses	92.6%	91.1%
Income from operations	7.4%	8.9%
Other income (expense)
Interest expense	-1.3%	-1.6%
Interest and other income (expense)	0.2%	-0.1%
Total other income (expense)	-1.1%	-1.7%
Income before income taxes	6.3%	7.2%
Income taxes	2.5%	2.6%
Net income	3.8%	4.6%

Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Our net revenue was $250.4 million for the six months ended June 30, 2008 and $297.1 million for the six months ended June 30, 2009, an increase of $46.7 million, or 18.7%. Our increase in net revenue was primarily due to increased volume of services provided, both due to an increasing number of customer accounts and due to incremental services rendered to existing customers. Partially offsetting the revenue increase was the negative impact of a weaker U.S. dollar relative to the Pound Sterling for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Net revenue for the six months ended June 30, 2009, would have been approximately $23 million higher had the U.S. dollar to the Pound Sterling exchange rate remained constant from the prior year.

Recurring revenue

Our recurring revenue was $241.1 million for the six months ended June 30, 2008 and $288.9 million for the six months ended June 30, 2009, an increase of $47.8 million, or 19.8%. This increase was driven in part by new customer growth as we increased our customer base from 33,607 at June 30, 2008 to 70,803 at June 30, 2009, or 110.7%. A significant portion of our customer growth has been from the Cloud computing business, including customers acquired in our acquisition of Slicehost in October 2008, which generate a lower revenue per customer than our managed hosting business. Recurring revenue growth was partly offset by the approximately $2.4 million in service credits relating to service interruptions in a portion of our Grapevine, Texas data center in the three months ended June 30, 2009.

Non-recurring revenue

Our non-recurring revenue decreased from $9.3 million for the six months ended June 30, 2008 to $8.2 million for the six months ended June 30, 2009, a decrease of 11.8% as a result of decreased customer overage charges.

Cost of Revenue

Our cost of revenue was $82.1 million for the six months ended June 30, 2008 and $94.4 million for the six months ended June 30, 2009, an increase of $12.3 million, or 15.0%. Of this increase, $4.7 million was attributable to an increase in salaries, benefits, and share-based compensation expense. The cost increase was further attributable to an increase in license costs of $6.6 million and an increase in data center costs of $2.2 million related to bandwidth, power, and rent.  Offsetting these increases was a decrease in maintenance costs and replacement of IT equipment parts in the amount of approximately $1.1 million.

Sales and Marketing Expenses

Our sales and marketing expenses were $37.4 million for the six months ended June 30, 2008 and $39.6 million for the six months ended June 30, 2009, an increase of $2.2 million, or 5.9%. Of this increase, $4.2 million was primarily attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. Partially offsetting the increase was a $2.0 million decrease to advertising, Internet-related marketing expenditures and partnership programs as a result of a concentrated effort to decrease marketing spend, with a focus on areas that generate more efficient growth opportunities.

General and Administrative Expenses

Our general and administrative expenses were $71.7 million for the six months ended June 30, 2008 and $79.1 million for the six months ended June 30, 2009, an increase of $7.4 million, or 10.3%. Of this increase, $3.2 million was attributable to an increase in salaries and benefits, of which share-based compensation expense increased by $2.0 million as a result of stock option and restricted stock unit grants to employees in 2008 and in the first half of 2009. Bad debt expense increased by $3.4 million due to customers generally extending payment terms or not being able pay as a result of the current economic conditions. We also experienced increases in internal software support and maintenance of $1.5 million. Partially offsetting these increases were decreases to travel expenditures of $0.8 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $40.7 million for the six months ended June 30, 2008 and $57.5 million for the six months ended June 30, 2009, an increase of $16.8 million, or 41.3%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets including increases in data center equipment and leasehold improvements due to data center build outs, as well as intangible assets acquired through acquisitions.

Other Income (Expense)

Our interest expense was $3.2 million for the six months ended June 30, 2008 and $4.7 million for the six months ended June 30, 2009, an increase of $1.5 million or 46.9%.  This relative increase was primarily due to the increased level of indebtedness, which was mostly offset by decreased borrowing rates.  Interest expense was partially offset by capitalized interest of $1.3 million for the six months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2009.

Interest and other income (expense) was $0.4 million for the six months ended June 30, 2008 and ($0.4) million for the six months ended June 30, 2009.  In the six months ended June 30, 2008, we recognized $0.4 million in interest income. In the six months ended June 30, 2009, we recognized $0.1 million of interest income offset by foreign currency losses of ($0.5) million.

Income Taxes

Our effective tax rate decreased from 39.1% for the six months ended June 30, 2008 to 36.4% for the six months ended June 30, 2009, primarily as a result of earnings being realized in countries where we have lower statutory rates than compared to the six months ended June 30, 2008.  The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, state income taxes, research and development credits, and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

At June 30, 2009, our cash and cash equivalents balance was $147.9 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary source of liquidity.  We believe that internally generated cash flows, along with cash and cash equivalents currently available to us, are sufficient to support business operations, capital expenditures, in addition to a level of discretionary investments.

In June 2009, we amended our revolving credit facility agreement to provide us the ability to borrow from our credit facility in Pounds Sterling and Euros, rather than restricting borrowings to U.S. dollars. We are limited to borrowings of $75 million in alternate currencies. The option to borrow in other foreign currencies will provide protection against fluctuations in currencies in the countries in which we do business.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. Outstanding debt under our line of credit decreased from $200.0 million as of December 31, 2008 to $100.0 million at June 30, 2009.  The decrease in amounts outstanding under our line of credit was due primarily to repayment of $100.0 million in the six months ended June 30, 2009.  As of June 30, 2009, we had an additional $144.3 million available for future borrowings.

In July 2009, we repaid $50.0 million on our line of credit, reducing our outstanding debt under our line of credit to $50.0 million, thus increasing the amount available for future borrowings to $194.3 million.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2008 and June 30, 2009, we had $100.4 million and $110.3 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we will continue to finance purchases through these arrangements.

Capital Expenditure Requirements

For the full year of 2009, the company expects to have total capital expenditures of $165 million to $185 million, including $100 million to $115 million dollars for customer gear, approximately $30 million to $35 million for data centers, approximately $15 million for office space, and $20 million for capitalized software and other. Our previous expectation for 2009 capital expenditures was between $120 million to $160 million. Our expectations for growth for the next twelve months have improved in the recent months. The increase in our range primarily relates to increased spend on customer gear tied to increased growth expectations as well as increasing our data center footprint with the recent decision to lease space at a data center facility in the Chicago area, which we intend to begin operations in late 2009. Our sources to fund these capital expenditures will be our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility.

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

The credit markets in the U.S. have recently experienced adverse conditions. Continuing volatility has increased costs associated with obtaining financing due to increased spreads over relevant interest rate benchmarks.  We currently believe that current cash and cash equivalents, and cash generated by operations will be sufficient to meet our operating and capital needs in the foreseeable future. Our long-term future capital requirements will depend on many factors, most importantly our growth of revenue, and our investments in new technologies and services. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. We could be required, or could elect, to seek additional funding in the form of debt or equity, which would subject us to the prevailing costs to raise capital.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
(In thousands)	June 30, 2008	June 30, 2009

Cash provided by operating activities	$69,004	$88,848
Cash used in investing activities	$(87,521)	$(62,238)
Cash provided by (used in) financing activities	$28,686	$(119,547)
Acquisition of property and equipment by capital leases and equipment notes payable	$47,633	$35,320

  Operating Activities

 Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities was $69.0 million in the first six months of 2008 compared to $88.8 million in the first six months of 2009, an increase of $19.8 million or 28.7%. Net income increased from $9.6 million in the first six months of 2008 to $13.6 million in the first six months of 2009.  A summary of the significant changes in non-cash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

• Depreciation and amortization expense was $40.7 million in the first six months of 2008 compared to $57.5 million in the first six months of 2009.  The increase in depreciation and amortization was due to the purchases of servers, networking gear and computer software, and leasehold improvements, as well as amortization of intangibles related to acquisitions.

• Our provision for bad debts and customer credits increased from $1.2 million in the first six months of 2008 to $6.4 million in the first six months of 2009 due to customers generally extending payment terms as a result of the current economic conditions.

• Share-based compensation expense was $6.6 million in the first six months of 2008 compared to $9.3 million in the first six months of 2009.  The increase in expense was due to stock options and restricted stock units granted in 2008 and the first six months of 2009.

• The change in accounts receivable was a cash outflow of $1.6 million in the first six months of 2008 compared to a cash outflow of $12.9 million in the first six months of 2009.  Our accounts receivable balance has increased during the first six months of 2009 as a result of increased sales and slower customer payment patterns that are being influenced by the current economic conditions.

• The change in accounts payable created an $11.1 million cash inflow in the first six months of 2008 compared to a $12.0 million cash inflow in the first six months of 2009.  The changes resulted from the timing of payments for trade payables.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $87.5 million for the first six months of 2008 compared to $62.2 million for the first six months of 2009, a decrease of $25.3 million, or 28.9%.

We also purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements decreased from $47.6 million for the first six months of 2008 to $35.3 million for the first six months of 2009.

The combined total for cash and non-cash capital expenditures for property and equipment decreased from $135.2 million for the first six months of 2008 to $91.9 million for the first six months of 2009. Of the 2009 amount, $51.7 million was used to purchase dedicated customer equipment, $25.3 million for data center build outs, $3.9 million related to build out of office space and $11.0 million was invested in capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases. The decrease in combined capital expenditures resulted primarily from a decline of $18.6 million in data center build outs and $17.8 million from office build outs, which mostly resulted from the renovations for our headquarters facility in 2008.

Financing Activities

Net cash provided by (used in) financing activities was $28.7 million for the first six months of 2008 compared to $(119.5) million for the first six months of 2009, a change of $148.2 million. This was due primarily to a repayment of $100.0 million on our revolving credit facility in March 2009 compared to $40.0 million in net advances for the first six months of 2008. Principal payments on capital leases and notes payable were $17.1 million for the first six months of 2008 compared to $25.4 million for the first six months of 2009.  In addition, proceeds from exercises of stock options and the related excess tax benefits increased by $2.4 million in the first six months of 2009.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of June 30, 2009:

(In thousands)	Total	2009	2010-2011	2012-2013	2014 and Beyond

Capital leases (1)	$110,101	$25,294	$73,363	$11,444	$-
Operating leases	96,679	7,498	24,940	22,115	42,126
Purchase commitments	3,857	1,637	2,173	47	-
Revolving credit facility (2)	100,000	-	-	100,000	-
Software and equipment notes (2)	6,196	1,417	4,515	264	-
Total contractual obligations	$316,833	$35,846	$104,991	$133,870	$42,126
(1) Represents principal and interest.
(2) Represents principal only.

Leases

Capital and finance method leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for office space and data center facilities.

In July 2009, Rackspace entered into an agreement to lease approximately 36,700 raised square feet and approximately 10,000 square feet of office and storage space in a data center facility in the Chicago area. The operating lease has a term of 15 years from the commencement date with total estimated financial obligation of approximately $140 million to $150 million over the 15 year term, inclusive of base lease payments, and Rackspace’s pro-rata share of operating expenses. Rackspace has a one-time option to terminate the lease after ten years subject to a penalty, as well as upon expiration of the lease, to renew the lease for two successive five year periods.

Purchase commitments

Our purchase commitments are primarily related to bandwidth for our data centers.

Revolving Credit Facility

We have a credit facility with a committed amount of $245.0 million. As of June 30, 2009, we had $100.0 million of revolving loans outstanding and a $0.7 million letter of credit outstanding under the credit facility, and $144.3 million available for future borrowings.

In December 2007, we entered into an interest rate swap agreement converting a portion of our interest rate exposure from a floating rate basis to a fixed rate of 4.135% per annum. The interest rate swap agreement has a notional amount of $50.0 million and matures in 2010.

In July 2009, we repaid $50.0 million on our credit facility, reducing the revolving loans outstanding from $100.0 million to $50.0 million.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices.    We are a large consumer of power.  During the first six months of 2009, we expensed approximately $8.7 million that was paid to utility companies to power our data centers, representing 2.9% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, seasonal fluctuations, and are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. In August 2008, we entered into a fixed price contract with a provider of electricity for power for our Grapevine data center. The contract allows the company to periodically convert the price to a floating market price during the arrangement.  The contract is for 19 months, and allows the provider an option to extend the contract for an additional 19 months.  Also, in June 2009, we entered into a fixed price contract for 12 months for our Slough U.K. data center.

Interest Rates.    Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving credit facility. As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure. As a result, we are exposed to interest rate risk on the un-hedged portion of our borrowings, which was $50.0 million as of June 30, 2009.  For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.

Leases.    The majority of our purchases of customer gear are vendor financed through capital leases with fixed payment terms generally over three to five years, coinciding with the depreciation period of the equipment.  As of June 30, 2009, we have a liability for these leases of $104.1 million on our consolidated balance sheet, of which $43.4 million is classified as current.  Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or the borrowing rates, which are fixed rates, may increase.

Foreign Currencies.    The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency, such as the Euro. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates.  We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both the U.S. dollar and the Pound Sterling.  During the first six months of 2009, we recognized foreign currency losses of ($0.5) million within other income (expense).  We have not entered into any currency hedging contracts, although we may do so in the future. We recently amended our revolving credit facility agreement to provide us the ability to borrow from our credit facility in Pounds Sterling and Euros, rather than restricting borrowings to U.S. dollars. We currently do not have borrowings in any alternative currencies from our credit facility. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 4.  - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter reporting period identified in connection with management’s evaluation as required and defined by paragraph (d) of Rules 12a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first annual report on Form 10-K did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report from our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009.

Inherent Limitations of Internal Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, on October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston, was filed in the 37th District Court in Bexar County Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We do not expect the results of this claim or any other current proceeding to have a material adverse effect on our business, results of operations or financial condition.

ITEM IA – RISK FACTORS

Risks Related to Our Business and Industry

Our physical infrastructure is concentrated in a few facilities and any failure in our physical infrastructure or services could lead to significant costs and disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.

Our network, power supplies and data centers are subject to various points of failure, problems with our generators, uninterruptible power supply, or UPS, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for some or all of our customers as well as equipment damage.  Because our hosting services do not require geographic proximity of our data centers to our customers, our hosting infrastructure is consolidated into a few large facilities. While data backup services and disaster recovery services are available as a part of our hosting services offerings, the majority of our customers do not elect to pay the additional fees required to have disaster recovery services store their backup data offsite in a separate facility, which could substantially mitigate the adverse effect to a customer from a single data center failure. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

☐	Power loss;
☐	Equipment failure;
☐	Human error or accidents;
☐	Sabotage and vandalism;
☐	Failure by us or our vendors to provide adequate service or maintenance to our equipment;
☐	Network connectivity downtime;
☐	Improper building maintenance by the landlords of the buildings in which our facilities are located;
☐	Physical or electronic security breaches;
☐	Fire, earthquake, hurricane, tornado, flood, and other natural disasters;
☐	Water damage; and
☐	Terrorism.

Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

We have experienced interruptions in service in the past, due to such things as power outages, power equipment failures, cooling equipment failures, routing problems, hard drive failures, database corruption, system failures, software failures, and other computer failures. For example, during the second quarter of 2009, portions of our data center in Grapevine, Texas experienced certain service interruptions due to power system failures. These system failures resulted in downtime for a portion of the servers located in the facility. As a result of the downtime, we extended approximately $2.4 million in service credits to our customers and our reputation may have suffered. While we have not experienced larger than normal customer attrition following these events, the extent to which our reputation suffered is difficult to assess. We are taking certain steps to avoid this situation in the future including upgrades to our electrical and mechanical infrastructure. However, service interruptions due to equipment failures, power outages, natural disasters, accidents, or otherwise could still materially impact our business.

Any future interruptions could:
☐	Cause our customers to seek damages for losses incurred;
☐	Require us to replace existing equipment or add redundant facilities;
☐	Affect our reputation as a reliable provider of hosting services;
☐	Cause existing customers to cancel or elect to not renew their contracts; or
☐	Make it more difficult for us to attract new customers.

Any of these events could materially increase our expenses or reduce our revenue, which would have a material adverse effect on our operating results.

We rely on a number of third-party providers for data center space, equipment and maintenance, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.

We rely on third-party providers to supply data center space, equipment and maintenance.  For example, we lease data center space from third party landlords, lease or purchase equipment from equipment providers, and source equipment maintenance through third parties. While we have entered into various agreements for these products and services, any failure to obtain additional capacity or space, equipment, or maintenance, if required, would impede the growth of our business and cause our financial results to suffer. For example, if a data center landlord does not adequately maintain its facilities, or provide services for which it is responsible, we may not be able to deliver services to our customers according to our standards or at all.  Further, the equipment that we purchase could be deficient in some way, thereby affecting our products and services. If, for any reason, these providers fail to provide the required services or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

Customers with mission-critical applications could potentially expose us to lawsuits for their lost profits or damages, which could impair our financial condition.

Because our hosting services are critical to many of our customers’ businesses, any significant disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although we require our customers to sign agreements that contain provisions attempting to limit our liability for service outages, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption or other Internet site or application problems that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may exceed our liability insurance coverage by unknown but significant amounts, which could materially impair our financial condition.

Our operating results may be adversely impacted by the current recession, worldwide political and economic uncertainties and specific conditions in the markets we address. As a result, the market price of our common stock could decline.

Recently, general worldwide economic conditions have experienced a deterioration due to among other things, credit conditions resulting from the financial crisis affecting the banking system and financial markets including: slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, the ongoing effects of the war in Iraq and Afghanistan, recent international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for both us and our customers to accurately forecast and plan future business activities.  Additionally, they could cause U.S. and foreign businesses to slow spending on our services, which could delay and lengthen our new customer sales cycle and cause existing customers to do one or more of the following:

☐	Cancel or reduce planned expenditures for our services;
☐	Seek to lower their costs by renegotiating their contracts with us;
☐	Move their hosting services in-house; or
☐	Switch to lower-priced solutions provided by us or our competitors.

Customer collections are our primary source of cash. We have historically grown through a combination of an increase in new customers and revenue growth from our existing customers. We have experienced a decrease in our installed base growth and if the economic recession continues or deteriorates further, we may experience additional reductions in our installed base growth, increases in churn and/or longer new customer sales cycles. If these events were to occur, we could experience a decrease in revenue and a reduction in operating margins. Further, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We have experienced an increase in our allowance for doubtful accounts already, and if our customers’ ability to pay is further eroded, we may be required to increase our allowance for doubtful accounts. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate do not improve, we may record additional charges related to the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations could be materially and adversely affected.

Finally, like many other companies, our stock price decreased during the onset of the economic downturn.  Although our stock price has recently increased, if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a continued or worsened worldwide economic downturn, our stock price could decrease again.

If we do not prevent security breaches, we may be exposed to lawsuits, lose customers, suffer harm to our reputation, and incur additional costs.

Our internal infrastructure has limited security controls in place, which may affect our ability to protect our equipment and hardware against security breaches. The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, computer viruses, accidents, employee error or malfeasance, fraudulent service plan orders, intentional misconduct by computer “hackers”, and other disruptions can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties and leading to interruptions, delays or cessation of service to our customers. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be unable to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Any breaches that occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Although we typically require our customers to sign agreements that contain provisions attempting to limit our liability for security breaches, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a security breach that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition.

If we are unable to manage our growth effectively, our financial results could suffer and our stock price could decline.

The growth of our business and our service offerings has strained our operating and financial resources. Further, we intend to continue expanding our overall business, customer base, headcount, and operations.  Creating a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our operating and financial system capabilities and controls. If our information systems are unable to support the demands placed on them by our growth, we may be forced to implement new systems which would be disruptive to our business. We may be unable to manage our expenses effectively in the future due to the expenses associated with these expansions, which may negatively impact our gross margins or operating expenses. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies, and lost revenue opportunities, which may materially and adversely affect our operating results.

If we overestimate our data center capacity requirements, our operating margins and profitability could be adversely affected.

The costs of construction, leasing, and maintenance of our data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements. Due to the lead time in expanding existing data centers or building new data centers, we are required to estimate demand for our services as far as two years into the future. We currently plan to increase our infrastructure as required through the addition of data centers in the U.S. and internationally. In contrast to our data centers that we have established to date, several of which were acquired relatively inexpensively as distressed assets of third parties, our current expansion plans may require us to pay full market rates for new data center facilities. If we overestimate the demand for our services and therefore overbuild our data center capacity or commit to long term facility leases, our operating margins could be materially reduced, which would materially impair our profitability.

If we underestimate our data center capacity requirements, our financial results and services could be impaired.

If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of our existing customers. Additionally, we may be required to limit new customer acquisition while we work to increase data center capacity to satisfy demand, either of which may materially impair our revenue growth.

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

We rely on software licensed from third parties to offer our services. This software may not continue to be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party software or inadequate or delayed support by the third party could result in errors or a failure of our service which could harm our operating results by adversely affecting our revenue or operating costs.

We provide service level commitments to our customers, which could require us to issue credits for future services if the stated service levels are not met for a given period and could significantly decrease our revenue and harm our reputation.

Our customer agreements provide that we maintain certain service level commitments to our customers relating primarily to network uptime, critical infrastructure availability, and hardware replacement. If we are unable to meet the stated service level commitments, we may be contractually obligated to provide these customers with credits for future services. As a result, a failure to deliver services for a relatively short duration could cause us to issue these credits to a large number of affected customers. In addition, we cannot be assured that our customers will accept these credits in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. Because of the loss of future revenue through these credits, potential customer loss and other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments to our customers.

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

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited and we may be unable to sustain growth in our customer base for a number of reasons, such as:

☐	A reduction in the demand for our services due to the economic recession;
☐	Our inability to market our services in a cost-effective manner to new customers;
☐	The inability of our customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;
☐	Our inability to successfully communicate the benefits of hosting to businesses;
☐	The decision of businesses to host their Internet sites and web infrastructure internally or in colocation facilities as an alternative to the use of our hosting services;
☐	Our inability to penetrate international markets;
☐	Our inability to expand our sales to existing customers;
☐	Our inability to strengthen awareness of our brand; and
☐	Reliability, quality or compatibility problems with our services.

A substantial amount of our past revenue growth was derived from purchases of service upgrades by existing customers. Our costs associated with increasing revenue from existing customers are generally lower than costs associated with generating revenue from new customers. Therefore, a reduction in the rate of revenue increase or a rate of revenue decrease from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue attracting new customers or grow our revenue from existing customers for a prolonged period of time could have a material adverse effect on our operating results.

Our existing customers could elect to reduce or terminate the services they purchase from us because we do not have long-term contracts with our customers, which could adversely affect our operating results.

Customer contracts for our services typically have initial terms of one to two years which, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire. Moreover, our customers could cancel their service agreements before they expire. Our costs associated with maintaining revenue from existing customers are generally much lower than costs associated with generating revenue from new customers. Therefore, a reduction in revenue from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue to retain our existing customers could have a material adverse effect on our operating results.

Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, and teamwork fostered by our culture, and our operating results may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. If we implement more complex organizational management structures because of growth or other structural changes, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future operating results. In addition, being a publicly traded company may create disparities in personal wealth among our employees, which may adversely impact our corporate culture and employee relations.

If we fail to hire and retain qualified employees and management personnel, our growth strategy and our operating results could be harmed.

Our growth strategy depends on our ability to identify, hire, train, and retain executives, IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, specifically in the San Antonio, Texas area, where we are headquartered and a majority of our employees are located. We compete with other companies for this limited pool of potential employees. There is no assurance that we will be able to recruit or retain qualified personnel, and this failure could cause our operations and financial results to be negatively impacted.

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

Our operating results may fluctuate due to a variety of factors, including many of the risks described in this section, which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our operating results for any prior periods as an indication of our future operating performance. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given relatively fixed operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower than expected levels of revenue will be difficult and time consuming. Consequently, if our revenue does not meet projected levels, our operating expenses would be high relative to our revenue, which would negatively affect our operating performance.

If our revenue or operating results do not meet or exceed the expectations of investors or securities analysts, the price of our common stock may decline.

Increased energy costs, power outages, and limited availability of electrical resources may adversely affect our operating results.

Our data centers are susceptible to increased regional, national or international costs of power and to electrical power outages. Our customer contracts do not allow us to pass on any increased costs of energy to our customers, which could affect our operating margins. Further, power requirements at our data centers are increasing as a result of the increasing power demands of today’s servers. Increases in our power costs could impact our operating results and financial condition. Since we rely on third parties to provide our data centers with power sufficient to meet our needs, our data centers could have a limited or inadequate amount of electrical resources necessary to meet our customer requirements. We attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely. Any system downtime resulting from insufficient power resources or power outages could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

As our customer base grows and their usage of telecommunications capacity increases, we will be required to make additional investments in our capacity to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along the increased costs to our customers.

We may not be able to renew the leases on our existing facilities on terms acceptable to us, if at all, which could adversely affect our operating results.

We do not own the facilities occupied by our current data centers, but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over a period ranging from 2009 to 2027, with each having at least one renewal period of no less than three years, except our older U.K. data center lease, which expires in November 2010. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22.0 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest.  In September 2007, we received the initial installment of $5.0 million from the State of Texas, which was recorded as a non-current liability.

On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements.  Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007 for a total of 2,661 jobs in Texas). We already have drawn $5.0 million of this grant. We can draw an additional $3.5 million when we reach 1,225 new jobs. If we do not create 1,225 new jobs in Texas by 2012, we will be required to repay the grant at a rate of $1,263 per job missed per year (clawback). The maximum clawback would be the amounts we draw plus 3.4% interest on such amounts per year.  The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas; another $5.25 million if we create a total of 3,000 new jobs in Texas; and $2.75 million more if we create a total of 4,000 new jobs in Texas. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, the clawback is triggered.

In October 2008, we received a grant in partnership with the State of Texas and Alamo Community College District, which will provides us the opportunity to be reimbursed for up to $4.7 million for certain training expenses conducted through Alamo Community College over the next three years. In order to fulfill our requirements, we must meet the employment requirements defined in the original Texas Enterprise Fund Grant agreement, which is unlikely. We are in the process of evaluating this grant and the need to renegotiate its terms.

On August 3, 2007, we entered into a lease for approximately 67 acres of land and a 1.2 million square foot facility in Windcrest, Texas, which is in the San Antonio, Texas area, to house our corporate headquarters and potentially a future data center operation. In connection with this lease, we also entered into a Master Economic Incentives Agreement (“MEIA”) with the Cities of Windcrest and San Antonio, Texas, Bexar County, and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate job requirement of 4,500 jobs by December 31, 2012, provided that if the job requirement in any grant agreement with the State of Texas is lower, then the job requirement under the MEIA is automatically adjusted downward. Consequently, because the Texas Enterprise Fund Grant agreement has been amended to reduce the state job requirement, we believe the job requirement under the MEIA has been reduced to 1,774.  In addition, the MEIA requires that the median compensation of those employees be no less than $51,000 per year. In exchange for meeting these employment obligations, the parties agreed to enter into the lease structure, pursuant to which, as a lessee of the Windcrest Economic Development Corporation, we will not be subject to most of the property taxes associated with the property for a 14 year period. If we fail to meet these job creation requirements, we could lose a portion or all of the tax benefit being provided during the 14 year period by having to make payments in lieu of taxes (PILOT) to the City of Windcrest. The amount of the PILOT payment would be calculated based on the amount of taxes that would have been owed for that period if the property were not exempt, and then such amount would be adjusted pursuant to certain factors, such as the percentage of employment achieved compared to the stated requirements.

We have significant debt obligations that include restrictive covenants limiting our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness and adversely affect our financial position and operating results.

As of June 30, 2009, outstanding indebtedness under our credit facility totaled $100.0 million, with an outstanding letter of credit of $0.7 million. This amount was subsequently reduced to $50.0 million in July 2009, as a result of our repayment of $50.0 million of the outstanding indebtedness. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions.  Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owed under our credit facility.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, which totaled approximately $104.1 million as of June 30, 2009. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first six months of 2009, we expensed approximately $8.7 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically risen with general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed price utilities contracts.  If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk.

The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. However, some of our customers are currently invoiced in currencies other than the applicable functional currency, such as the Euro. As a result, we may incur foreign currency losses based on changes in exchange rates between the date of the invoice and the date of collection. In addition, large changes in foreign exchange rates relative to our functional currencies could increase the costs of our services to non-U.S. customers relative to local competitors, thereby causing us to lose existing or potential customers to these local competitors. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Further, as we grow our international operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

If we are unable to adapt to evolving technologies and customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may suffer.

Our market is characterized by rapidly changing technology, evolving industry standards, and frequent new product announcements, all of which impact the way hosting services are marketed and delivered. These characteristics are magnified by the continued rapid growth of the Internet and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features, and reliability of our services and modifying our business strategies accordingly. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. For example, our data center infrastructure could require improvements due to the development of new systems to deliver power to or eliminate heat from the servers we house or as a result of the development of new server technologies that require levels of critical load and heat removal that our facilities are not designed to provide. We may not be able to timely adapt to changing technologies, if at all. Our ability to sustain and grow our business would suffer if we fail to respond to these changes in a timely and cost-effective manner.

New technologies or industry standards have the potential to replace or provide lower cost alternatives to our hosting services. The adoption of such new technologies or industry standards could render our services obsolete or unmarketable. We cannot guarantee that we will be able to identify the emergence of these new service alternatives successfully, modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes.  If and when we do identify the emergence of new service alternatives and bring new products and services to market, those new products and services may need to be made available at lower price points than our then-current services. For example, a current managed hosting customer may determine that all or part of their service can be delivered through our cloud offerings at a much lower price point.

Our failure to provide services to compete with new technologies or the obsolescence of our services could lead us to lose current and potential customers or could cause us to incur substantial costs, which would harm our operating results and financial condition.  Our introduction of new service alternative products and services that have lower price points than current offerings may result in our existing customers switching to the lower cost products, which could reduce our revenue and have a material, adverse effect of our operating results.

We may not be able to compete successfully against current and future competitors.

The market for hosting services is highly competitive. We expect to face additional competition from our existing competitors as well as new market entrants in the future.

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

☐	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, SAVVIS, Switch & Data, and other telecommunications companies;
☐	IT outsourcing providers such as CSC, EDS, and IBM;
☐	Hosting providers such as AT&T, Pipex, SAVVIS, Terremark, The Planet, and Verio; and
☐	Large Internet companies such as Microsoft, Google, and Amazon.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition, and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

☐	Develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;
☐	Adapt to new or emerging technologies and changes in customer requirements more quickly;
☐	Bundle hosting services with other services they provide at reduced prices;
☐	Take advantage of acquisition and other opportunities more readily;
☐	Adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services; and
☐	Devote greater resources to the research and development of their products and services.

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

We rely primarily on copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies, although to date we have not registered for copyright protection. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have one patent in the U.S. Our patent may be contested, circumvented, found unenforceable or invalidated.

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

The law relating to the liability of private network operators for information carried on, stored on, or disseminated through their networks is still unsettled in many jurisdictions. We have been and expect to continue to be subject to legal claims relating to the content disseminated on our network, including claims under the Digital Millennium Copyright Act, other similar legislation and common law. In addition, there are other potential customer activities, such as online gambling and pornography, where we, in our role as a hosting provider, may be held liable as an aider or abettor of our customers. If we need to take costly measures to reduce our exposure to these risks, terminate customer relationships and the associated revenue or defend ourselves against such claims, our financial results could be negatively affected.

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

We anticipate that, for the foreseeable future, a significant portion of our revenue will continue to be derived from sources outside of the U.S. A key element of our growth strategy is to further expand our customer base internationally and successfully operate data centers in foreign markets. We have limited experience operating in foreign jurisdictions other than the U.K. and expect to rapidly grow our international operations. Managing a global organization is difficult, time consuming, and expensive. Our inexperience in operating our business globally increases the risk that international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include:

☐	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;
☐	Lack of familiarity with and unexpected changes in foreign regulatory requirements;
☐	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
☐	Difficulties in managing and staffing international operations;
☐	Fluctuations in currency exchange rates;
☐	Potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added tax systems, and restrictions on the repatriation of earnings;
☐	Dependence on certain third parties, including channel partners with whom we do not have extensive experience;
☐	The burdens of complying with a wide variety of foreign laws and legal standards;
☐	Increased financial accounting and reporting burdens and complexities;
☐	Political, social, and economic instability abroad, terrorist attacks and security concerns in general; and
☐	Reduced or varied protection for intellectual property rights in some countries.

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

We have made acquisitions and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

☐	The difficulty of assimilating the operations and personnel of the combined companies;
☐	The risk that we may not be able to integrate the acquired services or technologies with our current services, products, and technologies;
☐	The potential disruption of our ongoing business;
☐	The diversion of management attention from our existing business;
☐	The inability of management to maximize our financial and strategic position through the successful integration of the acquired businesses;
☐	Difficulty in maintaining controls, procedures, and policies;

☐	The impairment of relationships with employees, suppliers, and customers as a result of any integration;
☐	The loss of an acquired base of customers and accompanying revenue; and
☐	The assumption of leased facilities, other long-term commitments or liabilities that could have a material adverse impact on our profitability and cash flow.

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

As a public company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, and the New York Stock Exchange have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have and will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have and are expected to continue to increase our legal and financial compliance costs, making some activities more time-consuming and costly. For example, these new rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Risks Related to the Ownership of Our Common Stock

The trading price of our common stock may be volatile.

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us.

Further, the stock markets have experienced price and volume fluctuations that have affected and continue to affect our stock price and the market prices of equity securities of many other companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.  We may experience additional volatility as a result of the limited number of our shares available for trading in the market.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2008 and July 31, 2009, the closing trading price of our common stock was very volatile, ranging between $4.38 and $14.50 per share, including single-day increases of up to 12.9% and declines up to 11.7%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

Contractual lock-up restrictions on the sale of approximately 99 million shares held by certain stockholders expired on February 3, 2009 and to the extent a stockholder is not an affiliate, its shares are now eligible for sale without restriction.   Affiliate sales are subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding common stock or our average weekly trading volume during any three-month period.  Shares beneficially held by Graham Weston, Norwest Venture Partners, and certain other parties will be subject to such requirements to the extent they are deemed to be our “affiliates” as that term is defined in Rule 144.  Additionally, Weston, Norwest, and other holders possess registration rights with respect to some of the shares of our common stock that they hold. If they choose to exercise such rights, their sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our  common stock may decline.

Additionally, certain of our larger stockholders are venture funds that may from time to time distribute the shares of our stock held by them to their limited partners in order to provide them with liquidity with respect to their investment in our stock. The distributed shares may be eligible for immediate resale, in which case all or a significant portion of these shares may be sold by these limited partners in the public markets during a short period of time following their receipt of these shares, which may cause the market price for our stock to decline.

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

☐
Authorize the issuance of blank check preferred stock which can be created and issued by our board of directors without prior stockholder approval, with voting, liquidation, dividend, and other rights senior to those of our common stock;

☐	Provide for a classified board of directors, with each director serving a staggered three-year term;
☐	Prohibit our stockholders from filling board vacancies or increasing the size of our board, calling special stockholder meetings or taking action by written consent;
☐	Provide for the removal of a director only with cause and by the affirmative vote of the holders of a majority of the shares then entitled to vote at an election of our directors; and
☐	Require advance written notice of stockholder proposals and director nominations.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then current board of directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On April 15, 2009, we issued 200,000 shares of our common stock to the two owners of Slicehost, LLC as partial consideration for reaching an earn-out target related to our acquisition of substantially all of the assets of Slicehost, LLC on October 22, 2008. The issuances of these shares of common stock were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Use of Proceeds from Public Offering of Common Stock

On August 7, 2008, our registration statement was declared effective for our IPO. As a result of the offering, we received net proceeds of approximately $144.6 million.

In August 2008, we used $57.3 million of the net proceeds from the IPO to repay outstanding balances under our revolving line of credit. In October 2008, we acquired two companies. The purchase price of the combined acquisitions was approximately $11.5 million payable in cash and stock, with the potential for up to $16.5 million in additional payouts of cash and stock based on certain performance criteria. In March 2009, we paid $5.6 million in cash as partial payment (the remaining consideration was paid in stock) for achievement of the first of the earn-out targets associated with our acquisitions and we expect to pay additional consideration with a total value of $9 million for the achievement of the remaining earn-out targets.

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

In February 2009, we announced that we anticipated making aggregate capital expenditures between $105 million and $160 million in 2009, primarily for customer gear. We now anticipate making aggregate capital expenditures between $165 million and $185 million in 2009.  This is primarily to an expected increase in expenditures related to customer gear tied to increased growth expectations, as well as an increase in costs associated with expanding our data center footprint. However, we may still accelerate or postpone certain of these expenditures to align our asset base with the need to support our customers and to exploit opportunities to acquire assets. The timing and amount of our actual expenditures are based on many factors, including cash flows from operations and the anticipated growth of our business.

Pending the use of the remaining proceeds, we have invested the net proceeds in short-term, highly liquid, interest-bearing, money market funds.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 annual meeting of Shareholders on May 13, 2009. At the annual meeting, S. James Bishkin, Fred Reichheld and Mark P. Mellin were elected to serve on our board of directors. The board terms for Graham Weston, A. Lanham Napier, Palmer L. Moe and George J. Still, Jr., who were not elected at the annual meeting, will continue until their terms expire.  The following matters were voted upon at the 2009 annual meeting of shareholders:

1. The election of the nominees for the board of directors who will serve a term to expire at the 2012 annual meeting of shareholders. The nominees, all of whom were elected, were S. James Bishkin, Fred Reichheld and Mark P. Mellin. The Inspector of Election certified the following vote tabulations:

	Votes For	Votes Withheld	% Votes For

S. James Bishkin	110,760,758	226,004	93.10%
Fred Reichheld	110,795,806	190,956	93.13%
Mark P. Mellin	110,820,332	166,430	93.15%

2. A proposal to ratify the selection of KPMG LLP as independent registered public accounting firm for fiscal year 2009 was approved by the stockholders. The Inspector of Election certified the following vote tabulations:

	Votes For	Votes Against	Votes Abstain	Broker Non-Votes	% Vote For
KPMG LLP	110,839,590	117,838	29,331	-	93.16%

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit
Number                 Description

10.1*†	Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc. dated July 31, 2009

10.2*	Service Order & Statement of Works dated July 1, 2009 between Equinix(UK) Ltd and Rackspace Limited

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed herewith
**           Furnished herewith
†
Confidential treatment has been requested for portions of this exhibit.  These portions have been omitted from this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on  August 12, 2009.

                                                             Rackspace Hosting, Inc.

Date: August 12, 2009	By:	/s/ Bruce R. Knooihuizen
Bruce R. Knooihuizen
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)