Form 10-Q
period 2009-11-12
RACKSPACE HOSTING, INC.
filed 2009-11-12
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
☑	EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

On November 6, 2009, 122,508,591 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	September 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,407	$102,950
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,295 as of December 31, 2008,
and $5,184 as of September 30, 2009	30,932	39,902
Income taxes receivable	12,318	4,072
Prepaid expenses and other current assets	10,838	14,056
Total current assets	292,495	160,980

Property and equipment, net	362,042	419,454
Goodwill	6,942	22,329
Intangible assets, net	15,101	12,344
Other non-current assets	8,681	10,223
Total assets	$685,261	$625,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$71,387	$77,108
Current portion of deferred revenue	16,284	15,338
Current portion of obligations under capital leases	38,909	46,408
Current portion of debt	5,944	4,850
Total current liabilities	132,524	143,704

Non-current deferred revenue	3,883	2,884
Non-current obligations under capital leases	50,781	63,063
Non-current debt	204,779	53,655
Non-current deferred income taxes	13,398	19,665
Other non-current liabilities	10,212	11,967
Total liabilities	415,577	294,938

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 117,154,094 shares issued and outstanding
as of December 31, 2008, 122,426,741 shares issued and
outstanding as of September 30, 2009	117	122
Additional paid-in capital	207,589	241,355
Accumulated other comprehensive income (loss)	(16,027)	(10,273)
Retained earnings	78,005	99,188
Total stockholders’ equity	269,684	330,392
Total liabilities and stockholders’ equity	$685,261	$625,330

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2008	2009	2008	2009

Net revenue	$138,354	$162,399	$388,796	$459,471
Costs and expenses:
Cost of revenue	45,499	53,093	127,564	147,538
Sales and marketing	21,462	19,860	58,876	59,442
General and administrative	38,729	43,622	110,470	122,728
Depreciation and amortization	23,174	32,696	63,862	90,211
Total costs and expenses	128,864	149,271	360,772	419,919
Income from operations	9,490	13,128	28,024	39,552
Other income (expense):
Interest expense	(1,912)	(2,147)	(5,076)	(6,854)
Interest and other income (expense)	(144)	523	276	165
Total other income (expense)	(2,056)	(1,624)	(4,800)	(6,689)
Income before income taxes	7,434	11,504	23,224	32,863
Income taxes	2,199	3,900	8,365	11,680
Net income	$5,235	$7,604	$14,859	$21,183

Net income per share
Basic	$0.05	$0.06	$0.14	$0.18
Diluted	$0.04	$0.06	$0.13	$0.17

Weighted average number of shares outstanding
Basic	111,231	121,501	105,698	119,788
Diluted	118,724	129,160	112,796	125,849

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)
(In thousands)	Nine Months Ended September 30,
	2008	2009
Cash Flows From Operating Activities
Net income	$14,859	$21,183
Adjustments to reconcile net income to net cash provided by operating activites
Depreciation and amortization	63,862	90,211
Loss on disposal of equipment, net	2,277	976
Provision for bad debts and customer credits	2,340	8,848
Deferred income taxes	10,486	5,103
Share-based compensation expense	10,873	14,866
Deferred rent	419	2,049
Other non-cash compensation expense	212	599
Excess tax benefits from share-based compensation arrangements	(3,212)	-
Changes in certain assets and liabilities
Accounts receivable	(5,446)	(16,991)
Income taxes receivable	(10,837)	8,246
Accounts payable and accrued expenses	17,665	2,620
Deferred revenue	2,114	(2,394)
All other operating activities	(3,399)	(4,112)
Net cash provided by operating activities	102,213	131,204

Cash Flows From Investing Activities
Purchases of property and equipment, net	(132,849)	(82,640)
Earnout payments for acquisitions	-	(6,822)
Net cash used in investing activities	(132,849)	(89,462)

Cash Flows From Financing Activities
Principal payments of capital leases	(22,881)	(32,513)
Principal payments of notes payable	(5,521)	(5,908)
Borrowings on line of credit	200,000	-
Payments on line of credit	(57,301)	(150,000)
Payments for debt issuance costs	(158)	(367)
Proceeds from sale leaseback transactions	1,543	-
Proceeds from issuance of common stock at IPO net of offering expenses of $13,555	145,195	-
Proceeds from issuance of common stock, net	548	-
Exercise of warrants	278	-
Proceeds from exercise of stock options	1,964	9,743
Excess tax benefits from share-based compensation arrangements	3,212	-
Net cash provided by (used in) financing activities	266,879	(179,045)

Effect of exchange rate changes on cash and cash equivalents	(862)	1,846

Increase (decrease) in cash and cash equivalents	235,381	(135,457)

Cash and cash equivalents, beginning of period	24,937	238,407

Cash and cash equivalents, end of period	$260,318	$102,950

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$58,708	$52,294
Acquisition of property and equipment by notes payable	11,934	3,690
Vendor financed equipment purchases	$70,642	$55,984

Shares issued in business combinations	$-	$8,680
Cash payments for interest, net of amount capitalized	$5,676	$6,266
Cash payments for income taxes	$6,075	$5,300

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation
Nature of Operations

As used in this report, the terms “Rackspace”, “Rackspace Hosting”, “we”, “our company”, “the company”, “us,” or “our” refer to Rackspace Hosting, Inc. and its subsidiaries.  Rackspace Hosting, Inc., through its operating subsidiaries, provides hosting services and cloud computing solutions, including managed hosting, cloud hosting, as well as email and application hosting.   We focus on providing a service experience for our customers, which we call Fanatical Support®.

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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2008 and 2009, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2009, our results of operations for the three and nine months ended September 30, 2008 and 2009, and our cash flows for the nine months ended September 30, 2008 and 2009.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009, as amended.  The results of the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or for any other interim period, or for any other future year.

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

Recently Adopted Accounting Pronouncements

    In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  U.S. GAAP will no longer be issued in the form of an “accounting standard,” but rather as an update to the applicable “topic” or “subtopic” within the codification. As such, accounting guidance will be classified as either “authoritative” or “nonauthoritative” based on its inclusion or exclusion from the codification.  The codification will be the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The codification of U.S. GAAP became effective for interim and annual periods ending after September 15, 2009.  This statement did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which is to be included in Accounting Standards Codification (ASC) Topic 810, Consolidation.  This guidance amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  It will become effective for Rackspace in the first quarter of 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2009, the FASB issued two Accounting Standards Updates (ASU): (i) ASU 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements, and (ii) ASU 2009-14 (EITF 09-3), Certain Revenue Arrangements that Include Software Elements, which will be effective prospectively for revenue arrangements, entered into or materially modified in fiscal years beginning on or after June 15, 2010.  ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements in a multiple-element revenue arrangement have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VOSE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption.  ASU 2009-14 amends ASC Subtopic 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  We are currently evaluating the impact of these standards on our consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2008	2009	2008	2009

Basic net income per share:
Net income	$5,235	$7,604	$14,859	$21,183

Weighted average shares outstanding:
Common stock	110,729	121,501	104,722	119,788
Preferred stock	502	-	976	-
Number of shares used in per share computations	111,231	121,501	105,698	119,788

Earnings per share	$0.05	$0.06	$0.14	$0.18
Diluted net income per share:
Net income	$5,235	$7,604	$14,859	$21,183

Weighted average shares outstanding:
Common stock	110,729	121,501	104,722	119,788
Stock options and awards	7,391	7,659	6,900	6,061
Preferred stock	502	-	976	-
Stock warrants	102	-	198	-
Number of shares used in per share computations	118,724	129,160	112,796	125,849

Earnings per share	$0.04	$0.06	$0.13	$0.17

    We excluded 4.9 million and 0.5 million potential common shares from the computation of dilutive earnings per share for the three months ended September 30, 2008 and 2009, respectively, and 5.7 million and 5.3 million potential shares for the nine months ended September 30, 2008, and 2009, respectively, because the effect would have been anti-dilutive.

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

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

	December 31,	September 30,
(In thousands)	2008	2009

Cash deposits	$37,787	$42,250
Money market funds	200,620	60,700
Cash and cash equivalents	$238,407	$102,950

    Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. We actively monitor the third-party depository institutions that hold our deposits. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds.  In March 2009 and July 2009, we repaid $100.0 million and $50.0 million, respectively, on our revolving credit facility with our money market funds.

Our money market mutual funds invest exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies.

5.  Fair Value Measurements

We adopted the full provisions of ASC Subtopic 820-10 (formerly SFAS 157), Fair Value Measurements and Disclosures.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-tier fair value of hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

(In thousands)	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$200,620	$-	$-	$200,620
Total	$200,620	$-	$-	$200,620

Liabilities:
Interest rate swap agreement (1)	$-	$2,901	$-	$2,901
Deferred compensation (2)	296	-	-	296
Total	$296	$2,901	$-	$3,197

(In thousands)	September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$60,700	$-	$-	$60,700
Rabbi trust (3)	574	-	-	574
Total	$61,274	$-	$-	$61,274

Liabilities:
Interest rate swap agreement (1)	$-	$2,201	$-	$2,201
Deferred compensation (2)	559	-	-	559
Total	$559	$2,201	$-	$2,760

(1) Money market funds are classified in cash and cash equivalents and the interest rate swap agreement is classified in other non-current liabilities.
(2) Obligations to pay benefits under a non-qualified deferred compensation plan that are classified in other non-current liabilities.
(3) Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan located in other non-current assets.

Our Rabbi Trust was established in January 2009 and we elected the fair value option under FASB ASC Subtopic 825-10, Financial Instruments, which allows for the recognition of gains and losses to be recorded in the statement of income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan.  For the three and nine months ended September 30, 2009, we recognized a net gain of $44 thousand and $92 thousand, respectively, as interest and other income (expense).

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,	September 30,
(In thousands)	2008	2009

Prepaid expenses	$5,481	$7,938
Current deferred taxes	3,050	3,265
Other current assets	2,307	2,853
Prepaid expenses and other current assets	$10,838	$14,056

7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2008	September 30, 2009

Computers, software and equipment	1-5 years	$350,697	$482,218
Furniture and fixtures	7 years	12,856	19,208
Buildings and leasehold improvements	2-30 years	61,839	110,849
Land	--	13,860	13,860
Property and equipment, at cost		439,252	626,135
Less accumulated depreciation and amortization		(188,300)	(269,561)
Work in process		111,090	62,880
Property and equipment, net		$362,042	$419,454

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $21.8 million and $31.0 million for the three months ended September 30, 2008 and 2009, respectively, and $61.0 million and $85.4 million for the nine months ended September 30, 2008 and 2009, respectively.

At December 31, 2008, the work in process balance consisted of build outs of $47.0 million for office facilities and $53.5 million for data centers, and $10.6 million for capitalized software and other projects.  At September 30, 2009, the work in process balance consisted of build outs of $55.3 million for office facilities and $2.8 million for data centers, and $4.8 million for capitalized software and other projects.

Capitalized interest was $0.5 million and $0.2 million for the three months ended September 30, 2008 and 2009, respectively and $1.7 million and $0.7 million for the nine months ended September 30, 2008 and 2009, respectively.

8. Business Combinations and Goodwill

In October 2008, we acquired two companies with a total purchase price of $28.0 million, which were accounted for as business combinations.  The initial purchase price of the combined acquisitions was $11.5 million paid in cash and stock, with up to $16.5 million in additional payouts of cash and stock based on certain earnout provisions.  For the nine months ended September 30, 2009, earn-outs totaling $15.5 million were achieved and paid in both cash and stock, of which $8.0 million was achieved in the three months ended September 30, 2009.  If the remaining $1.0 million in additional earn-out is achieved, the payment will be accounted for as additional goodwill.

The following table provides a roll forward of our goodwill balance.

Balance at December 31, 2008	$6,942
Earn-out payments for acquisitions	15,502
Purchase accounting adjustments	(115)
Balance at September 30, 2009	$22,329

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,	September 30,
(In thousands)	2008	2009

Trade payables	$23,459	$23,661
Accrued compensation and benefits	19,462	20,049
Foreign income taxes payable	324	6,068
Vendor accruals	19,984	19,257
Other liabilities	8,158	8,073
Accounts payable and accrued expenses	$71,387	$77,108

10. Debt

Debt outstanding consisted of:

	December 31,	September 30,
(In thousands)	2008	2009

Revolving credit facility	$200,000	$50,000
Notes payable	10,723	8,505
Total debt	210,723	58,505
Less current portion of debt	(5,944)	(4,850)
Total non-current debt	$204,779	$53,655

Revolving Credit Facility

Our revolving credit facility includes an aggregate commitment of $245.0 million.  The facility provides for letters of credit up to $25.0 million. The interest is based on a floating rate, generally the London Interbank Offered Rate (LIBOR) plus a margin spread, which changes ratably from 0.675% to 1.55% dependent on the total funded debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. We are required to pay a facility fee of 0.2% per annum on the full amount committed under the facility and a quarterly administrative fee. The facility has a 5-year term and matures in August 2012, and is fully secured by our assets and governed by financial and non-financial covenants.  Financial covenants under our facility include a minimum fixed charge coverage ratio and a maximum total funded debt to EBITDA ratio. As of September 30, 2009, we were in compliance with all of the covenants under our facility.

In June 2009, we amended the revolving credit facility agreement to provide us with the ability to borrow under our credit facility in Pounds Sterling and Euros, rather than only allowing our borrowings in U.S. dollars. We have the ability to borrow up to $75 million in alternate currencies. In addition, the amendment provides for changes in regard to certain other items in the credit agreement, including but not limited to (i) the calculation to determine our “Minimum Fixed Charge Coverage Ratio”, (ii) our banking account maintenance, and (iii) requirements for access to collateral located at our various real property locations. These changes were made in order to provide clarifications that reflected compliance expectations that already existed among the parties. We incurred fees of $367 thousand in connection with the amendment which have been capitalized and are being amortized over the remaining term of the revolver. As of September 30, 2009 we did not have any borrowings on our credit facility in alternate currencies.

In July 2009 we repaid $50.0 million, reducing our borrowings on the facility to $50.0 million.

As of September 30, 2009, the amount outstanding under the facility was $50.0 million, with an outstanding letter of credit of $0.7 million, and an additional $194.3 million available for future borrowings.

Interest Rate Swap

We have a cash flow hedge to limit our exposure that may result from the variability of floating interest rates. Effective December 10, 2007, we entered into an interest rate swap agreement with a notional amount of $50.0 million.  The interest rate swap  hedges the first $50.0 million of our outstanding floating-rate debt. This swap converts floating rate interest based on the LIBOR into fixed-rate interest as part of the arrangement with our primary lender and expires in December 2010.

We are required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, receive variable interest payments based on 1-month LIBOR.  The margin spread as of September 30, 2009 was 1.05% resulting in an effective fixed rate of 5.185%.  The net receipts or payments from the swap are recorded as interest expense. The swap is designated and qualifies as a cash flow hedge under FASB ASC Topic 815, Derivatives and Hedging. As such, the swap is accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We are utilizing the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective for the nine month periods ended September 30, 2008 and September 30, 2009. There was no hedge ineffectiveness recognized in earnings for either period.  If the hedge becomes ineffective, or if certain terms of the facility change, the facility is extinguished, or if the swap is terminated prior to maturity, the fair value of the swap and subsequent changes in fair value may be recognized in the accompanying consolidated statements of income.  The fair value of the swap was estimated based on the yield curve as of December 31, 2008 and September 30, 2009, and represents its carrying value.

The following table presents the impact of the interest rate swap on the consolidated balance sheets:

	December 31,	September 30,
(In thousands)	2008	2009
Other non-current liabilities	$2,901	$2,201
Accumulated other comprehensive income (loss), net of tax	$(1,886)	$(1,431)

	Three Months Ending September 30,		Nine Months Ending September 30,
(In thousands)	2008	2009	2008	2009
Effective gain (loss) recognized in accumulated other comprehensive income, net of tax	$(77)	$130	$(220)	$455

    Our counterparty is also the primary lender on our revolving credit facility and we actively monitor the potential credit risk.  As of September 30, 2009, we were in a liability position to our primary lender and therefore had limited counterparty credit risk.

11. Other Non-Current Liabilities

Other non-current liabilities consisted of:

	December 31,	September 30,
(In thousands)	2008	2009

Texas Enterprise Fund Grant	$5,000	$5,000
Other	5,212	6,967
Other non-current liabilities	$10,212	$11,967

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

    In July 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant was divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a target of 1,225 new jobs created in the state of Texas by December 31, 2012. We already have drawn $5.0 million of this tranche. We can draw an additional $3.5 million when we reach the target. While we expect to meet the job target requirements, if we do not create these jobs by December 31, 2012 and maintain them through December 31, 2021, we will be required to repay portions of the grant (clawback), with the maximum clawback being the amounts we have drawn plus 3.4% interest on such amounts per year. The remaining three tranches are at our option and provide for additional draws up to $13.5 million, which are also subject to clawbacks.

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

Contingent Liability

    We previously recorded a $2.1 million charge to cost of revenue related to an unresolved contractual issue with a vendor. We recorded a loss contingency liability with respect to this matter in accordance with FASB ASC Topic 450, Contingencies (formerly SFAS 5).   Due to the uncertainty regarding the interpretation of certain contractual terms, it is possible the ultimate loss may exceed or be less than the amount currently accrued.

13. Share-Based Compensation

In January 2009, our board of directors approved an additional 5.5 million shares for future grant under the Amended and Restated 2007 Stock Plan.  As of September 30, 2009, the total number of shares authorized under all of our plans was 42.8 million shares, of which approximately 6.3 million shares were available for future grants.

Outstanding stock awards were as follows:

	December 31, 2008	September 30, 2009
Restricted stock units	50,000	2,050,000
Stock options	19,255,644	17,944,547
Total outstanding awards	19,305,644	19,994,547

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2009:

Number of Units
Outstanding at December 31, 2008	50,000
Units granted	2,000,000
Units vested	-
Units cancelled	-
Outstanding at September 30, 2009	2,050,000

    On February 25, 2009, our board approved grants of restricted stock units (RSUs) to our chief executive officer and another member of the executive team. A total of 2,000,000 RSUs were granted. The vesting of the RSUs are dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur. Of the total RSUs granted, 1,050,000 have a measurement period at the end of three years, and the remainder at the end of five years.  The fair value of these awards was $7.0 million at the date of grant using a Monte Carlo pricing model, and are being amortized over their service periods.

   The following table summarizes the activity under our stock plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	19,255,644	$4.94	7.01	$34,050
Granted	3,927,850	$5.46
Exercised	(4,398,980)	$2.22
Cancelled	(839,967)	$7.40
Outstanding at September 30, 2009	17,944,547	$5.61	7.64	$205,481

Vested and exercisable at September 30, 2009	6,722,666	$3.22	6.28	$93,030

Vested and exercisable at September 30, 2009
and expected to vest thereafter *	16,517,907	$5.45	7.53	$191,732
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

The total pre-tax intrinsic value of the stock options exercised during the three months ended September 30, 2008 and 2009, was $4.2 million and $12.5 million, respectively and $12.4 million and $31.9 million for the nine months ended September 30, 2008 and 2009, respectively.

The weighted average fair value of stock options issued for the three months ended September 30, 2008 and 2009 was $8.52 and $9.03 respectively, and $7.96 and $3.19 for the nine months ended September 30, 2008 and 2009, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Expected stock volatility	60% - 61%	59%	60% - 65%	59% - 61%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.30% - 3.45%	3.03%	2.71% - 3.45%	2.24% - 3.03%
Expected life	6.25 - 6.50 years	6.25 years	6.25 - 6.50 years	6.25 years

    As of September 30, 2009, there was $44.6 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans, which will be amortized using the straight line method over a weighted average period of 2.2 years.

Share-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2009	2008	2009

Cost of revenue	$819	$778	$1,788	$2,082
Sales and marketing	612	826	1,546	2,245
General and administrative	2,886	4,008	7,539	10,539
Pre-tax share-based compensation	4,317	5,612	10,873	14,866
Less: Income tax benefit	(1,356)	(1,913)	(3,916)	(5,284)
Total share-based compensation
expense, net of tax	$2,961	$3,699	$6,957	$9,582

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

We currently file income tax returns in the U.S., the U.K., the Netherlands and Hong Kong, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. The Internal Revenue Service completed an examination of our consolidated U.S. Federal income tax returns through fiscal year 2004 with no changes to the tax return. We remain subject to U.S. federal and state income tax examinations for the tax years 2005 through 2008, and to U.K. income tax examinations for the years 2002 through 2007. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries where we have lower statutory rates.

During the three and nine months ended September 30, 2009 we received federal income tax refunds totaling $7.5 million and $10.1 million, respectively, related to the 2008 tax period.  We experienced a taxable loss in 2008 primarily as a result of the accelerated depreciation allowed under the 2008 Economic Stimulus Act passed in February 2008.

15. Comprehensive Income

    Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2009	2008	2009

Net income	$5,235	$7,604	$14,859	$21,183
Derivative instrument, net of deferred taxes of $64 and $(70) for the three months ended September 30, 2008 and 2009, and $142 and $(245) for the nine months ended September 30, 2008 and 2009.	(77)	130	(220)	455
Foreign currency cumulative translation adjustmment, net of taxes of $986 and $109 for the three months ended September 30, 2008 and 2009, $985 and $(1,588) for the nine months ended September 30, 2008 and 2009.	(4,160)	(2,176)	(4,168)	5,299
Total other comprehensive income (loss)	(4,237)	(2,046)	(4,388)	5,754
Total comprehensive income	$998	$5,558	$10,471	$26,937

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(1,886)	$(14,141)	$(16,027)
2009 changes in fair value	455	-	455
2009 translation adjustment	-	5,299	5,299
Balance at September 30, 2009	$(1,431)	$(8,842)	$(10,273)

16. Segment Information

FASB ASC Topic 280, Segment Reporting (formerly SFAS 131), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by business unit and geographic region for purposes of evaluating financial performance and allocating resources.  We are organized as, and operate two business units: managed hosting and cloud computing services, which includes cloud hosting, as well as email and application hosting.  We have evaluated the criteria for aggregation by products and services, and by geography, and determined we have one reportable segment, which we describe as Hosting.  Revenue is attributed by geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or outside U.S., primarily the U.K.  Our long-lived assets are primarily located in the U.S. and U.K., and to a lesser extent Hong Kong.

Total net revenue by geographic region was as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
(In thousands)	2008	2009	2008	2009

United States	$99,173	$119,896	$276,120	$343,769
Outside United States	39,181	42,503	112,676	115,702
Total net revenue	$138,354	$162,399	$388,796	$459,471

Long-lived assets by geographic region were as follows:

	December 31,	September 30,
(In thousands)	2008	2009

United States	$322,949	$373,261
Outside United States	68,930	89,236
Total long-lived assets	$391,879	$462,497

17. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $166 thousand and $180 thousand of rent expense on our consolidated statements of income for the three months ended September 30, 2008 and 2009, respectively, and $443 thousand and $546 thousand for the nine months ended September 30, 2008 and 2009, respectively.

18. Subsequent Events

In connection with the preparation of the consolidated financial statements and in accordance with FASB ASC Topic 855, Subsequent Events, (formerly SFAS 165) we evaluated events after the balance sheet date of September 30, 2009 through November 12, 2009, the day the consolidated financial statements were issued.

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

Overview of our Business

Rackspace Hosting, Inc. is the world leader in hosting and cloud computing. Our growth is the result of our commitment to serving our customers, known as Fanatical Support®, and our exclusive focus on hosting and cloud computing. We have been successful in attracting and retaining thousands of customers and in growing our business. We are a pioneer in an emerging category, hybrid hosting, which combines the benefits of both traditional dedicated hosting and cloud computing. We are committed to maintaining our service-centric focus and will follow our vision to be considered one of the world’s greatest service companies.

Rackspace offers a full suite of hosting services, including managed hosting, cloud hosting, as well as email and application hosting.  The equipment required (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) to deliver services is typically purchased and managed by us.

We sell our services to small and medium-sized businesses as well as large enterprises. For the nine months of 2009, 25.2% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Late in 2008, we also began operations of a Hong Kong data center and a sales office, which generated minimal revenue in 2008 and the first nine months of 2009.  Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. For the first nine months of 2009, no individual customer accounted for greater than 2% of our net revenue.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except annualized net	September 30,	December 31,	March 31,	June 30,	September 30,
revenue per average technical square foot)	2008	2008	2009	2009	2009
Growth
Managed hosting customers at period end	18,012	18,480	19,048	19,363	19,328
Cloud customers at period end*	18,173	34,820	43,030	51,440	61,616
Number of customers at period end	36,185	53,300	62,078	70,803	80,944

Managed hosting, net revenue	$131,908	$134,275	$134,204	$138,943	$147,065
Cloud, net revenue	$6,446	$8,862	$10,873	$13,052	$15,334
Net revenue	$138,354	$143,137	$145,077	$151,995	$162,399

Revenue growth (year over year)	44.0%	34.2%	21.3%	16.2%	17.4%

Net upgrades (monthly average)	1.8%	1.4%	0.9%	1.2%	1.2%
Churn (monthly average)	-1.2%	-1.3%	-1.1%	-1.0%	-1.1%
Growth in installed base (monthly average)	0.6%	0.1%	-0.2%	0.2%	0.1%

Number of employees (Rackers) at period end	2,536	2,611	2,661	2,648	2,730
Number of servers deployed at period end	45,231	47,518	50,038	52,269	54,655

Profitability
Income from operations	$9,490	$12,125	$13,021	$13,403	$13,128
Depreciation and amortization	$23,174	$26,310	$27,804	$29,711	$32,696
Share-based compensation expense
Cost of revenue	$819	$678	$629	$675	$778
Sales and marketing	$612	$595	$698	$721	$826
General and administrative	$2,886	$2,871	$2,910	$3,621	$4,008
Total share-based compensation expense	$4,317	$4,144	$4,237	$5,017	$5,612
Adjusted EBITDA (1)	$36,981	$42,579	$45,062	$48,131	$51,436

Adjusted EBITDA margin	26.7%	29.7%	31.1%	31.7%	31.7%

Operating income margin	6.9%	8.5%	9.0%	8.8%	8.1%

Income from operations	$9,490	$12,125	$13,021	$13,403	$13,128
Effective tax rate	29.6%	27.7%	36.6%	36.2%	33.9%
Net operating profit after tax (NOPAT) (1)	$6,681	$8,766	$8,255	$8,551	$8,678
NOPAT margin	4.8%	6.1%	5.7%	5.6%	5.3%

Capital efficiency and returns
Interest bearing debt	$297,933	$300,413	$201,507	$210,284	$167,976
Stockholders' equity	$269,008	$269,684	$282,880	$308,823	$330,392
Less: Excess cash	$(235,421)	$(200,620)	$(117,611)	$(129,638)	$(83,462)
Capital base	$331,520	$369,477	$366,776	$389,469	$414,906
Average capital base	$316,245	$350,499	$368,127	$378,123	$402,188
Capital turnover (annualized)	1.75	1.63	1.58	1.61	1.62

Return on capital (annualized) (1)	8.5%	10.0%	9.0%	9.0%	8.6%

Capital expenditures
Purchases of property and equipment, net	$45,328	$32,547	$25,589	$31,027	$26,024
Vendor financed equipment purchases	$23,009	$14,848	$11,683	$23,637	$20,664
Total capital expenditures	$68,337	$47,395	$37,272	$54,664	$46,688

Customer gear	$27,627	$23,073	$19,255	$32,448	$28,705
Data center build outs	$21,679	$14,240	$11,386	$13,914	$4,028
Office build outs	$11,227	$8,340	$2,239	$1,651	$5,432
Capitalized software and other projects	$7,804	$1,742	$4,392	$6,651	$8,523
Total capital expenditures	$68,337	$47,395	$37,272	$54,664	$46,688

Infrastructure capacity and utilization
Technical square feet of data center space at period end **	136,962	134,923	157,523	177,371	167,821
Annualized net revenue per average technical square foot **	$4,093	$4,212	$3,969	$3,631	$3,764
Utilization rate at period end	63.4%	70.4%	64.6%	59.8%	62.3%

* Beginning December 31, 2008 amounts include customers resulting from the Slicehost acquisition, and beginning March 31, 2009 amounts include SaaS customers for Jungle Disk.
** The technical square feet as of September 30, 2009 includes an additional 2,200 square feet for the Virginia data center less 11,750 square feet for operations at a U.K. data center that was decommissioned and migrated to the Slough data center during the third quarter 2009.
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

For the periods ending March 31, 2009 through September 30, 2009 we define excess cash as the amount of cash and cash equivalents that exceeds our operating cash requirements, which for these periods is calculated as three percent of our annualized net revenue for the three months prior to the period end.  For prior periods, we defined excess cash as our investments in money market funds.  As a result of a decrease in capital requirements due to the completion of the last phase of our DFW data center build out and phase 2 of our Slough, U.K. data center, as well as the signing of leases to occupy data centers that have minimal data center build out costs, our operating cash needs have declined.  We will periodically review the calculation and adjust it to reflect our projected cash requirements for the upcoming year.

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

ROC increased from 8.5% to 8.6% for the three months ended September 30, 2008 compared to the three months ended September 30, 2009, primarily due to a reduction of operating costs as a percentage of revenue due to a focus on scaling our cost structure during 2008 and continuing into 2009, partially offset by a lower tax rate favorably impacting the ROC calculation for the three months ended September 30, 2008.  Included in the average capital base for 2008 and 2009 are capital expenditures related to the build out of our new corporate headquarters facility and data centers.

Return on assets increased from 3.8% for the three months ended September 30, 2008 to 4.7% for the three months ended September 30, 2009. This increase was primarily due to higher revenue and net income, partially offset by growth in our asset base due to the purchase of property and equipment to support the growth of our business.  In addition we have held additional amounts of cash and cash equivalents since our IPO in August 2008.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
	(Unaudited)
(In thousands, except financial metrics)	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Income from operations	$9,490	$12,125	$13,021	$13,403	$13,128
Effective tax rate	29.6%	27.7%	36.6%	36.2%	33.9%
Net operating profit after tax (NOPAT)	$6,681	$8,766	$8,255	$8,551	$8,678

Net income	$5,235	$6,844	$6,588	$6,991	$7,604

Total assets at period end	$685,211	$685,261	$601,434	$656,793	$625,330
Less: Excess cash	$(235,421)	$(200,620)	$(117,611)	$(129,638)	$(83,462)
Less: Accounts payable and accrued expenses	$(81,740)	$(71,387)	$(71,211)	$(87,316)	$(77,108)
Less: Deferred revenues (current and non-current)	$(20,055)	$(20,167)	$(20,374)	$(20,011)	$(18,222)
Less: Other non-current liabilities and deferred taxes	$(16,475)	$(23,610)	$(25,462)	$(30,359)	$(31,632)
Capital base	$331,520	$369,477	$366,776	$389,469	$414,906

Average total assets	$546,761	$685,236	$643,348	$629,114	$641,062
Average capital base	$316,245	$350,499	$368,127	$378,123	$402,188

Return on assets (annualized)	3.8%	4.0%	4.1%	4.4%	4.7%
Return on capital (annualized)	8.5%	10.0%	9.0%	9.0%	8.6%

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

Adjusted EBITDA as a percentage of net revenue has increased from 26.7% for the three months ended September 30, 2008 to 31.7% for the three months ended September 30, 2009 due to revenue increasing at a faster rate than our operating costs, partially offset by marginal increases in most cost categories.

Income from operations has been favorably impacted by cost reduction efforts, but was partially offset by higher depreciation and amortization expense resulting from capital investments, and increasing share-based compensation expense from grants of stock options and other stock awards to employees. Our operating income margin increased from 6.9% for the three months ended September 30, 2008 to 8.1% for the three months ended September 30, 2009.

See our Adjusted EBITDA reconciliation below.
	Three Months Ended
	(Unaudited)
(Dollars in thousands)	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Net revenue	$138,354	$143,137	$145,077	$151,995	$162,399

Income from operations	$9,490	$12,125	$13,021	$13,403	$13,128

Net income	$5,235	$6,844	$6,588	$6,991	$7,604
Plus: Income taxes	$2,199	$2,620	$3,807	$3,973	$3,900
Plus: Total other (income) expense	$2,056	$2,661	$2,626	$2,439	$1,624
Plus: Depreciation and amortization	$23,174	$26,310	$27,804	$29,711	$32,696
Plus: Share-based compensation expense	$4,317	$4,144	$4,237	$5,017	$5,612
Adjusted EBITDA	$36,981	$42,579	$45,062	$48,131	$51,436

Operating income margin	6.9%	8.5%	9.0%	8.8%	8.1%

Adjusted EBITDA margin	26.7%	29.7%	31.1%	31.7%	31.7%

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

(In thousands)	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009

Net revenue	$138,354	$143,137	$145,077	$151,995	$162,399
Costs and expenses:
Cost of revenue	45,499	45,019	46,210	48,235	53,093
Sales and marketing	21,462	21,447	20,502	19,080	19,860
General and administrative	38,729	38,236	37,540	41,566	43,622
Depreciation and amortization	23,174	26,310	27,804	29,711	32,696
Total costs and expenses	128,864	131,012	132,056	138,592	149,271
Income from operations	9,490	12,125	13,021	13,403	13,128
Other income (expense):
Interest expense	(1,912)	(3,153)	(2,535)	(2,172)	(2,147)
Interest and other income (expense)	(144)	492	(91)	(267)	523
Total other income (expense)	(2,056)	(2,661)	(2,626)	(2,439)	(1,624)
Income before income taxes	7,434	9,464	10,395	10,964	11,504
Income taxes	2,199	2,620	3,807	3,973	3,900
Net income	$5,235	$6,844	$6,588	$6,991	$7,604

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

(Percent of net revenue)	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	32.9%	31.5%	31.9%	31.7%	32.7%
Sales and marketing	15.5%	15.0%	14.1%	12.6%	12.2%
General and administrative	28.0%	26.7%	25.9%	27.3%	26.9%
Depreciation and amortization	16.7%	18.4%	19.2%	19.5%	20.1%
Total costs and expenses	93.1%	91.5%	91.0%	91.2%	91.9%
Income from operations	6.9%	8.5%	9.0%	8.8%	8.1%
Other income (expense)
Interest expense	-1.4%	-2.2%	-1.7%	-1.4%	-1.3%
Interest and other income (expense)	-0.1%	0.3%	-0.1%	-0.2%	0.3%
Total other income (expense)	-1.5%	-1.9%	-1.8%	-1.6%	-1.0%
Income before income taxes	5.4%	6.6%	7.2%	7.2%	7.1%
Income taxes	1.6%	1.8%	2.6%	2.6%	2.4%
Net income	3.8%	4.8%	4.5%	4.6%	4.7%

Due to rounding, totals may not equal the sum of the line items in the table above.

Third Quarter 2009 Overview

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

The highlights and significant events of the three months ended September 30, 2009 and the impact on our operating results compared to the three months ended, June 30, 2009 were as follows:

Net Revenue - Net revenue increased $10.4 million or 6.8% from $152.0 million in the three months ended June 30, 2009 to $162.4 million in the three months ended September 30, 2009.  The growth rate continued to be impacted by the broader economic environment.  Also, the market for hosting services continues to be highly competitive and we face increasing competition from our existing competitors as well as new market entrants resulting in downward pricing pressure for some of our offerings. Partially offsetting the negative impact was a weakening U.S. dollar relative to the pound sterling, which resulted in an increase to revenue of approximately $2.4 million or 1.5% for the three months ended September 30, 2009 compared to the three months ended June 30, 2009 with a minimal impact to our margins as the majority of these customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. In addition, for the three months ended June 30, 2009, revenue was impacted by approximately $2.4 million in service credits related to service interruptions in a portion of our Grapevine, Texas data center.  Customer revenue lost in the third quarter due to downgrades and defection churn has been offset with customer upgrades and the addition of new customers. For the three months ended June 30, 2009 we experienced a monthly average churn rate of 1.0%, which slightly increased to 1.1% for the three months ended September 30, 2009, while net upgrades remained flat at 1.2% for the three months ended June 30, 2009 and September 30, 2009.  Overall, our installed base had growth at an average rate of 0.2% per month for the three months ended June 30, 2009 compared to growth at an average rate of 0.1% for the three months ended September 30, 2009.

Income from Operations - Income from operations decreased $0.3 million or 2.2% from $13.4 million for the three months ended June 30, 2009 to $13.1 million for the three months ended September 30, 2009.  Operating income margin was 8.8% for the three months ended June 30, 2009 compared to 8.1% for the three months ended September 30, 2009.

Adjusted EBITDA -Adjusted EBITDA increased $3.3 million or 6.9% from $48.1 million for the three months ended June 30, 2009 to $51.4 million in the three months ended September 30, 2009.  Adjusted EBITDA as a percentage of revenue was 31.7% for the three months ended June 30, 2009 and September 30, 2009. See the discussion of Adjusted EBITDA, a non-GAAP financial measure for additional information.

Net Income and Net Income per Share - Net income was $7.0 million, or $0.06 per share on a diluted basis for the three months ended June 30, 2009 compared to net income of $7.6 million, or $0.06 per share on a diluted basis for the three months ended September 30, 2009. The increase in net income was mainly due to revenue growth.  Lower  general and administrative expenses, and sales and marketing expenses as a percentage of revenue, as well as a decrease in other expense for the three months ended September 30, 2009 compared to the three months ended June 30, 2009, were offset by an increase in cost of revenue, and depreciation and amortization expense as a percentage of revenue.

    In February 2009 and July 2009, Rackspace entered into agreements with DuPont Fabros Technology to lease approximately 11,000 and 36,700 square feet of technical square feet in a data center facility in the Northern Virginia area and the Chicago area, respectively. Although we have made only minimal payments for the Virginia lease and have not begun making payments for the Chicago lease, the lease accounting rules require the lease costs to be amortized on a straight-line basis beginning in the period that we have physical possession of the property. We have already commenced operations in a portion of the Virginia facility and expect to commence operations in the Chicago facility in early 2010.  Non-cash rent expense for these two facilities, which we believe reflects the portion of the facilities that have not commenced operations, was $0.2 million for the three months ended June 30, 2009 and $1.9 million for the three months ended September 30, 2009 and is reflected in our cost of revenue.

    We continue to make investments in our cloud computing division.  During the three months ended June 30, 2009, we released the specifications for our Cloud Servers and Cloud Files APIs under the Creative Commons 3.0 Attribution open source license.  During the three months ended September 30, 2009, we launched Cloud Tools, which is an online service for sharing tools, applications and services built by our strategic partners and independent developers for The Rackspace Cloud, and Rackspace Archiving, which enables our hosted email customers to automatically keep a long-term backup of incoming and outgoing email.

    In July 2009, we decommissioned operations at a U.K. data center with 11,750 technical square feet due to the completion of the second phase of our data center build out at our Slough, U.K. data center in June 2009.

Quarterly Results of Operations (September 30, 2008 through September 30, 2009)

Revenue has increased sequentially in each of the quarters primarily due to increased volume of services provided, both due to an increasing number of customers over time and due to incremental services rendered to existing customers. In the three months ended December 31, 2008 and the three months ended March 31, 2009, the growth rate was negatively impacted by the deteriorating economic conditions and the strengthening U.S. dollar versus the pound sterling.  For the three months ended June 30, 2009 and the three months ended September 30, 2009, we continued to be negatively impacted by the economic conditions and decreased IT spend by our customers, but we experienced a favorable impact by a weakening U.S. dollar versus the pound sterling. For the twelve month period ended September 30, 2009, our average monthly growth in installed base was 0.1% per month.

Because of the growth of our revenue, total operating expenses increased sequentially in each of the quarters presented. During the second half of 2008, we focused on scaling our expenditures, which is evidenced in the reduction in sales and marketing, and general and administrative expenses as a percentage of revenue.  Sales and marketing continued to scale through 2009 as we identified more efficient use of our sales resources.  These reductions were partially offset with increasing depreciation and amortization expense resulting from equipment expenditures and facility additions to support our customer growth.  Rackspace completed strategic build outs during this time period including the Slough, U.K. data center, in June 2008, the completion of the third phase of our Grapevine, Texas data center in January 2009, and the second phase of our Slough U.K. data center in June 2009, as well as capital expenditures related to the build out of a corporate facility.

Three Months Ended September 30, 2008 and September 30, 2009

Net Revenue

Our net revenue was $138.4 million for the three months ended September 30, 2008 and $162.4 million for the three months ended September 30, 2009, an increase of $24.0 million, or 17.3%. Our increase in net revenue was primarily due to increased volume of services provided, resulting from an increasing number of customer accounts and incremental services rendered to existing customers. Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Net revenue for the three months ended September 30, 2009 would have been approximately $6.5 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.  Net revenue includes non-recurring revenue of $4.6 million for the three months ended September 30, 2008 compared to $4.5 million for the three months ended September 30, 2009, a decrease of 2.0% as a result of decreased customer overage charges.

Cost of Revenue

Our cost of revenue was $45.5 million for the three months ended September 30, 2008, and $53.1 million for the three months ended September 30, 2009, an increase of $7.6 million, or 16.7%. Of this increase, $2.4 million was attributable to an increase in salaries, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of data center and support personnel to support our growth. The cost increase was further attributable to an increase in license costs of $2.5 million and an increase in data center costs of $1.6 million related to power and rent.

Sales and Marketing Expenses

Our sales and marketing expenses were $21.5 million for the three months ended September 30, 2008 and $19.9 million for the three months ended September 30, 2009, a decrease of $1.6 million, or 7.4%. Of this decrease, $2.7 million was attributable to advertising and Internet-related marketing expenditures, with a focus on areas that generate more efficient growth opportunities.  The overall decrease was partially offset by a $1.1 million increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales.

General and Administrative Expenses

Our general and administrative expenses were $38.7 million for the three months ended September 30, 2008 and $43.6 million for the three months ended September 30, 2009, an increase of $4.9 million, or 12.7%. Of this increase, $3.7 million was attributable to an increase in salaries and benefits, of which share-based compensation expense increased by $1.0 million as a result of stock option and restricted stock unit grants to employees in 2008 and in the first nine months of 2009. Bad debt expense increased by $1.2 million due to customers generally extending payment terms or not being able to pay as a result of the current economic conditions.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $23.2 million for the three months ended September 30, 2008 and $32.7 million for the three months ended September 30, 2009, an increase of $9.5 million, or 40.9%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs (primarily the expansion of our data center in Grapevine, Texas and the opening, as well as expansion, of the data center in Slough, U.K.) and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $1.9 million for the three months ended September 30, 2008 and $2.1 million for the three months ended September 30, 2009, an increase of $0.2 million or 10.5%.  Interest expense was partially offset by capitalized interest of $0.5 million for the three months ended September 30, 2008 and $0.2 million for the three months ended September 30, 2009.  Although we had an increased level of indebtedness in 2009, interest expense did not increase significantly due to lower borrowing rates.

Interest and other income (expense) was $(0.1) million for the three months ended September 30, 2008 and $0.5 million for the three months ended September 30, 2009.  In the three months ended September 30, 2008, we recognized $0.4 million in interest income and foreign currency losses of $(0.5) million.  In the three months ended September 30, 2009, we recognized $0.1 million of interest income and $0.4 million of foreign currency gains.

Income Taxes

Our effective tax rate increased from 29.6% for the three months ended September 30, 2008 to 33.9% for the three months ended September 30, 2009.  The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, state income taxes, research and development credits, and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Nine months ended September 30, 2008 and September 30, 2009

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2009

Net revenue	$388,796	$459,471
Costs and expenses:
Cost of revenue	127,564	147,538
Sales and marketing	58,876	59,442
General and administrative	110,470	122,728
Depreciation and amortization	63,862	90,211
Total costs and expenses	360,772	419,919
Income from operations	28,024	39,552
Other income (expense):
Interest expense	(5,076)	(6,854)
Interest and other income (expense)	276	165
Total other income (expense)	(4,800)	(6,689)
Income before income taxes	23,224	32,863
Income taxes	8,365	11,680
Net income	$14,859	$21,183

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Nine Months Ended
(Percent of net revenue)	September 30, 2008	September 30, 2009

Net revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	32.8%	32.1%
Sales and marketing	15.1%	12.9%
General and administrative	28.4%	26.7%
Depreciation and amortization	16.4%	19.6%
Total costs and expenses	92.8%	91.4%
Income from operations	7.2%	8.6%
Other income (expense)
Interest expense	-1.3%	-1.5%
Interest and other income (expense)	0.1%	0.0%
Total other income (expense)	-1.2%	-1.5%
Income before income taxes	6.0%	7.2%
Income taxes	2.2%	2.5%
Net income	3.8%	4.6%

Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Our net revenue was $388.8 million for the nine months ended September 30, 2008 and $459.5 million for the nine months ended September 30, 2009, an increase of $70.7 million, or 18.2%. Our increase in net revenue was primarily due to increased volume of services provided, due to both an increasing number of customers and incremental services rendered to existing customers. Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Net revenue for the nine months ended September 30, 2009, would have been approximately $30 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.  Net revenue includes non-recurring revenue of $13.9 million for the nine months ended September 30, 2008 compared to $12.7 million for the nine months ended September 30, 2009, a decrease of 8.7% as a result of decreased customer overage charges.

Cost of Revenue

Our cost of revenue was $127.6 million for the nine months ended September 30, 2008 and $147.5 million for the nine months ended September 30, 2009, an increase of $20.0 million, or 15.6%. Of this increase, $7.0 million was attributable to an increase in salaries, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of data center and support personnel to support our growth. The cost increase was further attributable to an increase in license costs of $9.1 million and an increase in data center costs of $3.8 million related to power and bandwidth.

Sales and Marketing Expenses

Our sales and marketing expenses were $58.9 million for the nine months ended September 30, 2008 and $59.4 million for the nine months ended September 30, 2009, an increase of $0.5 million, or 0.8%. Of this increase, $5.3 million was attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. Partially offsetting the increase was a $4.7 million decrease to advertising and Internet-related marketing expenditures as a result of a concentrated effort to decrease marketing spend, with a focus on areas that generate more efficient growth opportunities.

General and Administrative Expenses

Our general and administrative expenses were $110.5 million for the nine months ended September 30, 2008 and $122.7 million for the nine months ended September 30, 2009, an increase of $12.2 million, or 11.0%. Of this increase, $6.9 million was attributable to an increase in salaries and benefits, of which share-based compensation expense increased by $3.0 million as a result of stock option and restricted stock unit grants to employees in 2008 and in the first nine months of 2009. Bad debt expense increased $4.6 million due to customers generally extending payment terms or not being able pay as a result of the current economic conditions. We also experienced increases in internal software support and maintenance of $1.3 million. Partially offsetting these increases were decreases to travel expenditures of $1.1 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $63.9 million for the nine months ended September 30, 2008 and $90.2 million for the nine months ended September 30, 2009, an increase of $26.3 million, or 41.2%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets including increases in data center equipment and leasehold improvements due to data center build outs (primarily the expansion of our data center in Grapevine, Texas and the opening, as well as expansion, of the data center in Slough, U.K.) and internally developed and purchased software, as well as intangible assets acquired through acquisitions.

Other Income (Expense)

Our interest expense was $5.1 million for the nine months ended September 30, 2008 and $6.9 million for the nine months ended September 30, 2009, an increase of $1.8 million, or 35.3%.  This relative increase was primarily due to the increased level of indebtedness, which was mostly offset by decreased borrowing rates.  Interest expense was partially offset by capitalized interest of $1.7 million for the nine months ended September 30, 2008 and $0.7 million for the nine months ended September 30, 2009.

Interest and other income (expense) was $0.3 million for the nine months ended September 30, 2008 and $0.2 million for the nine months ended September 30, 2009.  In the nine months ended September 30, 2008, we recognized $0.9 million in interest income partially offset by foreign currency losses of $(0.6) million. In the nine months ended September 30, 2009, we recognized $0.2 million of interest income.

Income Taxes

Our effective tax rate was decreased from 36.0% for the nine months ended September 30, 2008 to 35.5% for the nine months ended September 30, 2009, primarily as a result of a larger portion of our earnings being realized in countries where we have lower statutory rates than compared to the nine months ended September 30, 2008.  The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, state income taxes, research and development credits, and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

At September 30, 2009, our cash and cash equivalents balance was $103.0 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We believe that internally generated cash flows, along with cash and cash equivalents currently available to us, are sufficient to support business operations and capital expenditures, in addition to a level of discretionary investments.

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

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. Outstanding debt under our line of credit decreased from $200.0 million as of December 31, 2008 to $50.0 million at September 30, 2009.  The decrease in amounts outstanding under our line of credit was due to the repayment of $150.0 million in the nine months ended September 30, 2009.  As of September 30, 2009, we had an additional $194.3 million available for future borrowings.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2008 and September 30, 2009, we had $100.4 million and $118.0 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available and, as long as they are competitive, we will continue to finance purchases through these arrangements.

Capital Expenditure Requirements

For the full year of 2009, we expect to have total capital expenditures of approximately $185 million, including $110 million dollars for customer gear, $35 million for data centers, $15 million for office space, and $25 million for capitalized software and other.

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

We currently believe that current cash and cash equivalents, cash generated by operations, as well as available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.  Our long-term future capital requirements will depend on many factors, most importantly our growth of revenue, and our investments in new technologies and services. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. We could be required, or could elect, to seek additional funding in the form of debt or equity.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	(Unaudited)
(In thousands)	September 30, 2008	September 30, 2009

Cash provided by operating activities	$102,213	$131,204
Cash used in investing activities	$(132,849)	$(89,462)
Cash provided by (used in) financing activities	$266,879	$(179,045)
Acquisition of property and equipment by capital leases and equipment notes payable	$70,642	$55,984

Operating Activities

    Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities was $102.2 million in the first nine months of 2008 compared to $131.2 million in the first nine months of 2009, an increase of $29.0 million or 28.4%. Net income increased from $14.9 million in the first nine months of 2008 to $21.2 million in the first nine months of 2009.  A summary of the significant changes in non-cash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

• Depreciation and amortization expense was $63.9 million in the first nine months of 2008 compared to $90.2 million in the first nine months of 2009.  The increase in depreciation and amortization was due to the purchases of servers, networking gear and computer software (internally developed technology), and leasehold improvements, as well as amortization of intangibles related to acquisitions.

• Our provision for bad debts and customer credits increased from $2.3 million in the first nine months of 2008 to $8.8 million in the first nine months of 2009 due to certain customers’ inability to pay as a result of the current economic conditions.

• Share-based compensation expense was $10.9 million in the first nine months of 2008 compared to $14.9 million in the first nine months of 2009.  The increase in expense was due to stock options and restricted stock units granted in 2008 and the first nine months of 2009.

• The change in accounts receivable was a cash outflow of $5.4 million in the first nine months of 2008 compared to a cash outflow of $17.0 million in the first nine months of 2009.  Our accounts receivable balance has increased during the first nine months of 2009 as a result of increased sales and slower customer payment patterns that are being influenced by the current economic conditions.

• The change in income taxes receivable was a cash outflow of $10.8 million in the first nine months of 2008 compared to a cash inflow of $8.2 million in the first nine months of 2009.  As we anticipated a net loss for tax in 2008, the September 30, 2008 balance sheet included an income tax receivable for a carryback claim for our loss.  We received federal income tax refunds totaling $10.1 million in 2009, related to the 2008 tax period.

• The change in accounts payable and accrued expenses created a $17.7 million cash inflow in the first nine months of 2008 compared to a $2.6 million cash inflow in the first nine months of 2009.  The changes resulted from the timing of payments for trade payables.

    Investing Activities

    Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

    Our net cash used in investing activities was $132.8 million for the first nine months of 2008 compared to $89.5 million for the first nine months of 2009, a decrease of $43.3 million, or 32.6%.

    We also purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements decreased from $70.6 million for the first nine months of 2008 to $56.0 million for the first nine months of 2009.

    The combined total for cash and non-cash capital expenditures for property and equipment decreased from $203.5 million for the first nine months of 2008 to $138.6 million for the first nine months of 2009. Of the 2009 amount, $80.4 million was used to purchase dedicated customer equipment, $29.3 million for data center build outs, $9.3 million related to build out of office space and $19.6 million was invested in capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases. The decrease in combined capital expenditures resulted primarily from a decline of $36.3 million in data center build outs and $23.6 million from office build outs, which mostly resulted from the renovations for our headquarters facility in 2008.

    Financing Activities

    Net cash provided by (used in) financing activities was $266.9 million for the first nine months of 2008 compared to $(179.0) million for the first nine months of 2009, a change of $445.9 million. This was due primarily to $142.7 million in net advances on our revolving credit facility for the first nine months of 2008 compared to repayments of $150.0 million on our revolving credit facility in the first nine months of 2009. Principal payments on capital leases and notes payable were $28.4 million for the first nine months of 2008 compared to $38.4 million for the first nine months of 2009.  In addition, proceeds from exercises of stock options and the related excess tax benefits increased by $4.6 million in the first nine months of 2009.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of September 30, 2009 (unaudited):

(In thousands)	Total	2009	2010-2011	2012-2013	2014 and Beyond

Capital leases (1)	$117,225	$12,082	$86,618	$18,525	$-
Operating leases	243,607	4,075	35,697	41,227	162,608
Purchase commitments	5,839	1,086	4,222	531	-
Revolving credit facility (2)	50,000	-	-	50,000	-
Software and equipment notes (2)	8,505	651	6,974	880	-
Total contractual obligations	$425,176	$17,894	$133,511	$111,163	$162,608

(1) Represents principal and interest.
(2) Represents principal only.

    Leases

Capital and finance method leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for data center facilities and, to a lesser extent, office space.

In July 2009, Rackspace entered into an agreement to lease approximately 36,700 raised square feet and approximately 10,000 square feet of office and storage space in a data center facility in the Chicago area. The operating lease has a term of 15 years from the commencement date. Rackspace has a one-time option to terminate the lease after ten years subject to a penalty, as well as upon expiration of the lease, to renew the lease for two successive five year periods.

Purchase commitments

Our purchase commitments are primarily related to bandwidth for our data centers.

Revolving Credit Facility

We have a credit facility with a committed amount of $245.0 million. As of September 30, 2009, we had $50.0 million of revolving loans outstanding and a $0.7 million letter of credit outstanding under the credit facility, and $194.3 million available for future borrowings.

In December 2007, we entered into an interest rate swap agreement converting a portion of our interest rate exposure from a floating rate basis to a fixed rate of 4.135% per annum. The interest rate swap agreement has a notional amount of $50.0 million and matures in December 2010.

Software and Equipment Notes

We finance certain software and equipment from third-party vendors. The terms of these arrangements are generally one to five years.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or any other entity defined as such within ASC Topic 810, Consolidation (formerly FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51). These entities are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460, Guarantees (formerly FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others). To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

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

• Software development; and

• Income taxes.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices.    We are a large consumer of power.  During the first nine months of 2009, we expensed approximately $13.2 million that was paid to utility companies to power our data centers, representing 2.9% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, seasonal fluctuations, and are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. In August 2008, we entered into a fixed price contract with a provider of electricity for power for our Grapevine data center. The contract allows the company to periodically convert the price to a floating market price during the arrangement.  The contract is for 19 months, and allows the provider an option to extend the contract for an additional 19 months.  Also, in June 2009, we entered into a fixed price contract for 12 months for our Slough U.K. data center.

Interest Rates.    Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving credit facility. As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure. As a result, we may be exposed to interest rate risk on the un-hedged portion of our borrowings.  For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of September 30, 2009 we did not have exposure to interest rate risk as we only had $50.0 million outstanding on our revolving credit facility.

Leases.    The majority of our purchases of customer gear are vendor financed through capital leases with fixed payment terms generally over three to five years, coinciding with the depreciation period of the equipment.  As of September 30, 2009, we have a liability for these leases of $109.5 million on our consolidated balance sheet, of which $46.4 million is classified as current.  Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or the borrowing rates, which are fixed rates, may increase.

Foreign Currencies.    The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency, such as the euro. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates.  We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both the U.S. dollar and the pound sterling.  During the first nine months of 2009, we recognized foreign currency losses of $(0.2) million within other income (expense).  We have not entered into any currency hedging contracts, although we may do so in the future. We recently amended our revolving credit facility agreement to provide us the ability to borrow from our credit facility in pounds sterling and euros, rather than restricting borrowings to U.S. dollars. We currently do not have borrowings in any alternative currencies from our credit facility. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

Our network, power supplies and data centers are subject to various points of failure, problems with our cooling equipment, generators, uninterruptible power supply, or UPS, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for some or all of our customers as well as equipment damage.  Because our hosting services do not require geographic proximity of our data centers to our customers, our hosting infrastructure is consolidated into a few large facilities. While data backup services and disaster recovery services are available as a part of our hosting services offerings, the majority of our customers do not elect to pay the additional fees required to have disaster recovery services store their backup data offsite in a separate facility, which could substantially mitigate the adverse effect to a customer from a single data center failure. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

■	Power loss;

■	Equipment failure;

■	Human error or accidents;

■	Sabotage and vandalism;

■	Failure by us or our vendors to provide adequate service or maintenance to our equipment;

■	Network connectivity downtime;

■	Improper building maintenance by the landlords of the buildings in which our facilities are located;

■	Physical or electronic security breaches;

■	Fire, earthquake, hurricane, tornado, flood, and other natural disasters;

■	Water damage; and

■	Terrorism.

Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

We have experienced interruptions in service in the past, due to such things as power outages, power equipment failures, cooling equipment failures, routing problems, hard drive failures, database corruption, system failures, software failures, and other computer failures. For example, during the second quarter of 2009, portions of our data center in Grapevine, Texas experienced certain service interruptions due to power system failures. These system failures resulted in downtime for a portion of the servers located in the facility. As a result of the downtime, we extended approximately $2.4 million in service credits to our customers and our reputation may have suffered. While we have not experienced larger than normal customer attrition following these events, the extent to which our reputation suffered is difficult to assess. We have taken and are continuing to take certain steps to avoid this situation in the future including upgrades to our electrical and mechanical infrastructure. However, service interruptions due to equipment failures, power outages, natural disasters, accidents, or otherwise could still materially impact our business.

Any future interruptions could:

■	Cause our customers to seek damages for losses incurred;

■	Require us to replace existing equipment or add redundant facilities;

■	Affect our reputation as a reliable provider of hosting services;

■	Cause existing customers to cancel or elect to not renew their contracts; or

■	Make it more difficult for us to attract new customers.

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

New technologies or industry standards have the potential to replace or provide lower cost alternatives to our hosting services. The adoption of such new technologies or industry standards could render some or all of our services obsolete or unmarketable. We cannot guarantee that we will be able to identify the emergence of all of these new service alternatives successfully, modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes.  If and when we do identify the emergence of new service alternatives and bring new products and services to market, those new products and services may need to be made available at lower price points than our then-current services. For example, a current managed hosting customer may determine that all or part of their service can be delivered through our cloud computing offerings at a much lower price point.

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

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited and we may be unable to sustain growth in our customer base for a number of reasons, such as:

■	A reduction in the demand for our services due to the economic recession;

■	Our inability to market our services in a cost-effective manner to new customers;

■	The inability of our customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;

■	Our inability to successfully communicate the benefits of hosting to businesses;

■	The decision of businesses to host their Internet sites and web infrastructure internally or in colocation facilities as an alternative to the use of our hosting services;

■	Our inability to penetrate international markets;

■	Our inability to expand our sales to existing customers;

■	Our inability to strengthen awareness of our brand; and

■	Reliability, quality or compatibility problems with our services.

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

■	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, SAVVIS, Switch & Data, and other telecommunications companies;

■	IT outsourcing providers such as CSC, EDS, and IBM;

■	Hosting providers such as AT&T, Pipex, SAVVIS, Terremark, The Planet, and Verio; and

■	Large Internet companies such as Microsoft, Google, and Amazon.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition, and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

■	Develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

■	Adapt to new or emerging technologies and changes in customer requirements more quickly;

■	Bundle hosting services with other services they provide at reduced prices;

■	Take advantage of acquisition and other opportunities more readily;

■	Adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services; and

■	Devote greater resources to the research and development of their products and services.

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

Our operating results may be further adversely impacted by the current recession, worldwide political and economic uncertainties and specific conditions in the markets we address. As a result, the market price of our common stock could decline.

Recently, general worldwide economic conditions have experienced a deterioration due to among other things, credit conditions resulting from the financial crisis affecting the banking system and financial markets including: slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, the ongoing effects of the war in Iraq and Afghanistan, recent international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for both us and our customers to accurately forecast and plan future business activities.  Additionally, they could cause U.S. and foreign businesses to slow spending on our services, which could delay and lengthen our new customer sales cycle and cause existing customers to do one or more of the following:

■	Cancel or reduce planned expenditures for our services;

■	Seek to lower their costs by renegotiating their contracts with us;

■	Move their hosting services in-house; or

■	Switch to lower-priced solutions provided by us or our competitors.

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

If we overestimate or underestimate our data center capacity requirements, our operating margins and profitability could be adversely affected.

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

We do not own the facilities occupied by our current data centers, but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over a period ranging from 2009 to 2027, with each having at least one renewal period of no less than three years, except our older U.K. data center lease, which expires in November 2010. Data centers with leases expiring in 2009 are in the U.K. and operations have been migrated to another data center location in the U.K. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

In October 2008, we received a grant in partnership with the State of Texas and Alamo Community College District, which will provide us the opportunity to be reimbursed for up to $4.7 million for certain training expenses conducted through Alamo Community College over the next three years. In order to fulfill our requirements, we must meet the employment requirements defined in the original Texas Enterprise Fund Grant agreement, which is unlikely. Although we have not received any reimbursements, we are in the process of evaluating this grant and the need to renegotiate its terms.

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

As of September 30, 2009, outstanding indebtedness under our credit facility totaled $50.0 million, with an outstanding letter of credit of $0.7 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions.  Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owed under our credit facility.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, which totaled approximately $109.5 million as of September 30, 2009. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first nine months of 2009, we expensed approximately $13.2 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed price utilities contracts.  If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk.

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

We anticipate that, for the foreseeable future, a significant portion of our revenue will continue to be derived from sources outside of the U.S. A key element of our growth strategy is to further expand our customer base internationally and successfully operate data centers in foreign markets. We have limited experience operating in foreign jurisdictions other than the U.K. and expect to rapidly grow our international operations. Managing a global organization is difficult, time consuming, and expensive. Our inexperience in operating our business globally increases the risk that international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include:

■ ■
Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

Lack of familiarity with and unexpected changes in foreign regulatory requirements;

■	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

■	Difficulties in managing and staffing international operations;

■	Fluctuations in currency exchange rates;

■	Potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added tax systems, and restrictions on the repatriation of earnings;

■	Dependence on certain third parties, including channel partners with whom we do not have extensive experience;

■	The burdens of complying with a wide variety of foreign laws and legal standards;

■	Increased financial accounting and reporting burdens and complexities;

■	Political, social, and economic instability abroad, terrorist attacks and security concerns in general; and

■	Reduced or varied protection for intellectual property rights in some countries.

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

We have made acquisitions and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

■	The difficulty of assimilating the operations and personnel of the combined companies;

■	The risk that we may not be able to integrate the acquired services or technologies with our current services, products, and technologies;

■	The potential disruption of our ongoing business;

■	The diversion of management attention from our existing business;

■	The inability of management to maximize our financial and strategic position through the successful integration of the acquired businesses;

■	Difficulty in maintaining controls, procedures, and policies;

■ ■	The impairment of relationships with employees, suppliers, and customers as a result of any integration; The loss of an acquired base of customers and accompanying revenue; and

■	The assumption of leased facilities, other long-term commitments or liabilities that could have a material adverse impact on our profitability and cash flow.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2008 and September 30, 2009, the closing trading price of our common stock was very volatile, ranging between $4.38 and $18.33 per share, including single-day increases of up to 12.9% and declines up to 11.7%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

Contractual lock-up restrictions on the sale of approximately 99 million shares held by certain stockholders expired on February 3, 2009 and to the extent a stockholder is not an affiliate, its shares are now eligible for sale without restriction.   Affiliate sales are subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding common stock or our average weekly trading volume during any three-month period.  Shares beneficially held by Graham Weston, Norwest Venture Partners and its affiliates, and certain other parties will be subject to such requirements to the extent they are deemed to be our “affiliates” as that term is defined in Rule 144.  Additionally, Weston, Norwest, and other holders possess registration rights with respect to some of the shares of our common stock that they hold. If they choose to exercise such rights, their sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our  common stock may decline.

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

■
Authorize the issuance of blank check preferred stock which can be created and issued by our board of directors without prior stockholder approval, with voting, liquidation, dividend, and other rights senior to those of our common stock;

■	Provide for a classified board of directors, with each director serving a staggered three-year term;

■	Prohibit our stockholders from filling board vacancies or increasing the size of our board, calling special stockholder meetings or taking action by written consent;

■	Provide for the removal of a director only with cause and by the affirmative vote of the holders of a majority of the shares then entitled to vote at an election of our directors; and

■	Require advance written notice of stockholder proposals and director nominations.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On August 31, 2009, we issued 477,964 shares of our common stock to the two owners of Slicehost, LLC as partial consideration for reaching an earn-out target related to our acquisition of substantially all of the assets of Slicehost, LLC on October 22, 2008. The issuances of these shares of common stock were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5 – OTHER INFORMATION

    None

ITEM 6 – EXHIBITS

Exhibit
Number                 Description

10.1 *	First Amendment to Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc. dated October 1, 2009

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2009.
   Rackspace Hosting, Inc.

Date: November 12, 2009	By:	/s/ Bruce R. Knooihuizen
Bruce R. Knooihuizen
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)