Form 10-Q
period 2010-03-31
RACKSPACE HOSTING, INC.
filed 2010-05-06
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______ to ______.

Commission file number 001-34143

RACKSPACE HOSTING, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-3016523
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5000 Walzem Rd.
San Antonio, Texas 78218
(Address of principal executive offices, including Zip Code)
(210) 312-4000
(Registrants Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   o    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes o    No ☑

On April 23, 2009, 124,463,625 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	March 31,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,425	$131,297
Accounts receivable, net of allowance for doubtful accounts and customer credits of
$4,298 as of December 31, 2009, and $3,402 as of March 31, 2010	38,732	39,149
Income taxes receivable	7,509	10,754
Deferred income taxes	9,764	7,745
Prepaid expenses and other current assets	10,239	11,023
Total current assets	191,669	199,968

Property and equipment, net	432,971	448,583
Goodwill	22,329	23,329
Intangible assets, net	10,790	9,243
Other non-current assets	10,886	10,606
Total assets	$668,645	$691,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,773	$92,828
Current portion of deferred revenue	17,113	16,276
Current portion of obligations under capital leases	46,415	49,129
Current portion of debt	4,893	4,661
Total current liabilities	158,194	162,894

Non-current deferred revenue	2,331	1,768
Non-current obligations under capital leases	63,287	63,544
Non-current debt	52,791	52,183
Non-current deferred income taxes	30,850	26,945
Other non-current liabilities	11,765	13,970
Total liabilities	319,218	321,304

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 123,773,977 shares issued and outstanding
as of December 31, 2009, 124,361,064 shares issued and
outstanding as of March 31, 2010	124	124
Additional paid-in capital	251,337	266,696
Accumulated other comprehensive loss	(10,257)	(14,430)
Retained earnings	108,223	118,035
Total stockholders’ equity	349,427	370,425
Total liabilities and stockholders’ equity	$668,645	$691,729

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2010

Net revenue	$145,077	$178,805
Costs and expenses:
Cost of revenue	46,210	57,007
Sales and marketing	20,502	21,977
General and administrative	37,540	46,395
Depreciation and amortization	27,804	36,698
Total costs and expenses	132,056	162,077
Income from operations	13,021	16,728
Other income (expense):
Interest expense	(2,535)	(2,144)
Interest and other income	(91)	185
Total other income (expense)	(2,626)	(1,959)
Income before income taxes	10,395	14,769
Income taxes	3,807	4,957
Net income	$6,588	$9,812

Net income per share
Basic	$0.06	$0.08
Diluted	$0.05	$0.07

Weighted average number of shares outstanding
Basic	117,608	123,981
Diluted	121,889	132,439

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(In thousands)	Three Months Ended March 31,
	2009	2010
Cash Flows From Operating Activities
Net income	$6,588	$9,812
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,804	36,698
Loss on disposal of equipment, net	176	148
Provision for bad debts and customer credits	2,309	536
Deferred income taxes	2,507	(1,721)
Deferred rent	(107)	1,804
Share-based compensation expense	4,237	5,978
Other non-cash compensation expense	85	104
Excess tax benefits from share-based compensation arrangements	-	(7,015)
Changes in certain assets and liabilities
Accounts receivable	(6,336)	(1,366)
Income taxes receivable	(257)	3,770
Accounts payable and accrued expenses	(6,551)	3,407
Deferred revenue	304	(1,074)
All other operating activities	40	(188)
Net cash provided by operating activities	30,799	50,893

Cash Flows From Investing Activities
Purchases of property and equipment, net	(25,589)	(39,622)
Net cash used in investing activities	(25,589)	(39,622)

Cash Flows From Financing Activities
Principal payments of capital leases	(9,838)	(12,796)
Principal payments of notes payable	(751)	(840)
Payments on line of credit	(100,000)	-
Proceeds from employee stock plans	2,235	2,262
Excess tax benefits from share-based compensation arrangements	-	7,015
Net cash provided by (used in) financing activities	(108,354)	(4,359)

Effect of exchange rate changes on cash and cash equivalents	(243)	(1,040)

Increase (decrease) in cash and cash equivalents	(103,387)	5,872

Cash and cash equivalents, beginning of period	238,407	125,425

Cash and cash equivalents, end of period	$135,020	$131,297

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$11,683	$15,766

Shares issued in business combinations	$765	$-
Cash payments for interest, net of amount capitalized	$2,543	$2,144
Cash payments for income taxes	$759	$3,414

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

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2009 and 2010, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2010, our results of operations for the three months ended March 31, 2009 and 2010, and our cash flows for the three months ended March 31, 2009 and 2010.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010.  The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or for any other interim period, or for any other future year.

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

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2009 included in our Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2009-17, which codified Statement of Financial Accounting Standard (SFAS) 167, Amendments to FASB Interpretation No. 46(R), issued in June 2009. This guidance amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASU 2009-17 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASU 2009-17 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASU 2009-17 became effective for us this quarter.  This ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for us this quarter, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us in the first annual reporting period that begins after December 15, 2010 and for interim periods within that annual reporting period. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

Recent Accounting Pronouncements

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2010

Basic net income per share:
Net income	$6,588	$9,812

Weighted average shares outstanding:
Common stock	117,608	123,981
Number of shares used in per share computations	117,608	123,981

Earnings per share	$0.06	$0.08
Diluted net income per share:
Net income	$6,588	$9,812

Weighted average shares outstanding:
Common stock	117,608	123,981
Stock options and awards	4,281	8,458
Number of shares used in per share computations	121,889	132,439

Earnings per share	$0.05	$0.07

    We excluded 12.9 million and 1.2 million potential common shares from the computation of dilutive earnings per share for the three months ended March 31, 2009 and 2010, respectively, because the effect would have been anti-dilutive.

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

	December 31,	March 31,
(In thousands)	2009	2010

Cash deposits	$64,716	$70,585
Money market funds	60,709	60,712
Cash and cash equivalents	$125,425	$131,297

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

There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities presented on our balance sheet as disclosed in our Form 10-K for the year ended December 31, 2009.

Assets and liabilities measured at fair value on a recurring basis are summarized by level below.  The table does not include assets and liabilities which are measured at historical costs or any other basis other than fair value.

(In thousands)	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$60,709	$-	$-	$60,709
Rabbi trust (3)	576	-	-	576
Total	$61,285	$-	$-	$61,285

Liabilities:
Interest rate swap agreement (1)	$-	$1,818	$-	$1,818
Deferred compensation (2)	586	-	-	586
Total	$586	$1,818	$-	$2,404

(In thousands)	March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$60,712	$-	$-	$60,712
Rabbi trust (3)	709	-	-	709
Total	$61,421	$-	$-	$61,421

Liabilities:
Interest rate swap agreement (1)	$-	$1,445	$-	$1,445
Deferred compensation (2)	693	-	-	693
Total	$693	$1,445	$-	$2,138

(1) Money market funds are classified in cash and cash equivalents and the interest rate swap agreement is classified in accounts payable and accrued expenses.
(2) Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.
(3) Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan located in other non-current assets.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,	March 31,
(In thousands)	2009	2010

Prepaid expenses	$7,505	$8,020
Other current assets	2,734	3,003
Prepaid expenses and other current assets	$10,239	$11,023

7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2009	March 31, 2010

Computers, software and equipment	1-5 years	$511,279	$544,439
Furniture and fixtures	7 years	22,311	23,342
Buildings and leasehold improvements	2-30 years	134,045	134,056
Land	--	13,860	13,860
Property and equipment, at cost		681,495	715,697
Less accumulated depreciation and amortization		(298,369)	(322,443)
Work in process		49,845	55,329
Property and equipment, net		$432,971	$448,583

    Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $26.3 million and $35.1 million for the three months ended March 31, 2009 and 2010, respectively.

At December 31, 2009, the work in process balance consisted of build outs of $35.7 million for office facilities, $8.0 million for data centers, and $6.1 million for capitalized software and other projects.  At March 31, 2010, the work in process balance consisted of build outs of $34.6 million for office facilities, $13.5 million for data centers, and $7.2 million for capitalized software and other projects.

Capitalized interest was $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2010, respectively.

8. Business Combinations and Goodwill

In October 2008, we acquired two companies for a total purchase price of $28.0 million, which were accounted for as business combinations.  The initial purchase price of the combined acquisitions was $11.5 million paid in cash and stock, with up to $16.5 million in additional payouts of cash and stock based on certain earn-out provisions.  As of December 31, 2009 earn-outs totaling $15.5 million had been achieved and paid in a combination of cash and stock.  The final $1.0 million earn-out was achieved in March 2010 and was paid in April 2010 in a combination of cash and stock.  The earn-out was accounted for as additional goodwill.

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2009	$22,329
Earn-out payment for acquisition	1,000
Balance at March 31, 2010	$23,329

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,	March 31,
(In thousands)	2009	2010

Trade payables	$24,597	$31,936
Accrued compensation and benefits	28,469	23,509
Foreign income taxes payable	6,340	6,665
Vendor accruals	17,806	17,714
Other liabilities	12,561	13,004
Accounts payable and accrued expenses	$89,773	$92,828

10. Debt

Debt outstanding consisted of:

	December 31,	March 31,
(In thousands)	2009	2010

Revolving credit facility	$50,000	$50,000
Notes payable	7,684	6,844
Total debt	57,684	56,844
Less current portion of debt	(4,893)	(4,661)
Total non-current debt	$52,791	$52,183

Revolving Credit Facility

Our revolving credit facility includes an aggregate commitment of $245.0 million.  The facility provides for letters of credit up to $25.0 million. The interest is based on a floating rate, generally the London Interbank Offered Rate (LIBOR) plus a margin spread, which changes ratably from 0.675% to 1.55% dependent on the total funded debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. We are required to pay a facility fee of 0.2% per annum on the full amount committed under the facility and a quarterly administrative fee. The facility has a 5-year term and matures in August 2012, and is fully secured by our domestic assets and a portion of our foreign subsidiary equity holdings and governed by financial and non-financial covenants.  Financial covenants under our facility include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 and a maximum total funded debt to EBITDA ratio of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of March 31, 2010, we were in compliance with all of the covenants under our facility.

The revolving credit facility agreement provides us with the ability to borrow under our credit facility in pounds sterling and euros in addition to U.S. dollars. We have the ability to borrow up to $75 million in alternate currencies.  As of March 31, 2010 we did not have any borrowings on our credit facility in alternate currencies.

As of March 31, 2010, the amount outstanding under the facility was $50.0 million, with an outstanding letter of credit of $0.6 million, resulting in an additional $194.4 million available for future borrowings.

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

We are required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, receive variable interest payments based on 1-month LIBOR.  The margin spread as of March 31, 2010 was 1.05% resulting in an effective fixed rate of 5.185%.  The net receipts or payments from the swap are recorded as interest expense. The swap is designated and qualifies as a cash flow hedge. As such, the swap is accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We are utilizing the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective for the three months ended March 31, 2009 and 2010. There was no hedge ineffectiveness recognized in earnings for either period.  If the hedge becomes ineffective, or if certain terms of the facility change, the facility is extinguished, or if the swap is terminated prior to maturity, the fair value of the swap and subsequent changes in fair value may be recognized in the accompanying consolidated statements of income.  The fair value of the swap was estimated based on the yield curve as of December 31, 2009 and March 31, 2010, and represents its carrying value.  See Note 5 for further disclosure on the fair value of the interest rate swap and Note 15 for further information on comprehensive income.

The following table presents the impact of the interest rate swap on the consolidated balance sheets:

	December 31,	March 31,
(In thousands)	2009	2010
Accounts payable and accrued expenses	$1,818	$1,445
Accumulated other comprehensive income (loss), net of tax	$(1,182)	$(940)

	Three Months Ended March 31,
(In thousands)	2009	2010
Effective gain (loss) recognized in accumulated other comprehensive income, net of tax	$66	$242

As the interest rate swap expires in December 2010, the full amount of other comprehensive income related to the interest rate swap as of March 31, 2010 is expected to be reclassified to expense within the next 12 months.

As of March 31, 2010, we were in a liability position to the counterparty of the swap and therefore had limited counterparty credit risk.

11. Other Non-Current Liabilities

    Other non-current liabilities consisted of:

	December 31,	March 31,
(In thousands)	2009	2010

Texas Enterprise Fund Grant	$5,000	$5,000
Deferred rent	5,391	7,526
Other	1,374	1,444
Other non-current liabilities	$11,765	$13,970

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

13. Share-Based Compensation

In January 2010, an additional 5.7 million shares became available for future grant pursuant to the automatic share reserve increase or “evergreen” provision under our Amended and Restated 2007 Long-Term Incentive Plan.  As of March 31, 2010, the total number of shares authorized under all of our plans was 48.5 million shares, of which approximately 10.6 million shares were available for future grants.

Outstanding stock awards were as follows:

	December 31, 2009	March 31, 2010
Restricted stock units	2,087,500	2,473,818
Stock options	16,841,232	16,931,312
Total outstanding awards	18,928,732	19,405,130

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2010:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	2,087,500	$5.47
Granted	386,958	$19.43
Released	-	$-
Cancelled	(640)	$19.51
Outstanding at March 31, 2010	2,473,818	$7.65

Expected to vest after March 31, 2010 *	2,382,967	$7.23

* Includes reduction of shares outstanding due to estimated forfeitures

In the three months ended March 31, 2010, our board approved grants of approximately 387 thousand restricted stock units (RSUs) to certain employees that vest so long as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  Stock-based compensation expense for these service vesting RSUs is measured based on the closing fair market value of the company’s common stock on the date of grant and is recognized ratably over the service period.

As of March 31, 2010, there were 2.0 million RSUs outstanding that were granted in 2009 to our chief executive officer and another member of the executive team.  The vesting of these RSUs is dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur.

As of March 31, 2010, there was $13.4 million of total unrecognized compensation cost related to non-vested RSUs that we have granted, which will be amortized using the straight line method over a remaining weighted average period of 3.04 years.

The following table summarizes the stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	16,841,232	$6.02	7.56	$249,801
Granted	817,494	$19.44
Exercised	(582,076)	$3.89
Cancelled	(145,338)	$7.20
Outstanding at March 31, 2010	16,931,312	$6.73	7.46	$203,948

Vested and exercisable at March 31, 2010	7,040,044	$3.63	6.29	$106,305

Vested and exercisable at March 31, 2010 and expected to vest thereafter *	15,940,079	$6.51	7.38	$195,372
* Includes reduction of shares outstanding due to estimated forfeitures

In the three months ended March 31, 2010, our board approved the grant of approximately 817 thousand stock options for certain employees with exercise prices of $18.75 and $19.51, depending on the date of the grant. The shares vest so long as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of 10 years.

The total pre-tax intrinsic value of the stock options exercised during the three months ended March 31, 2009 and 2010, was $7.7 million and $8.7 million, respectively.

The weighted average fair value of stock options issued during the three months ended March 31, 2009 and 2010 was $2.97 and $10.79 respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2010

Expected stock volatility	61%	56%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.24%	2.77% - 2.79%
Expected life	6.25 years	6.25 years

    As of March 31, 2010, there was $39.3 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight line method over a weighted average period of 1.99 years.

Share-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(in thousands)	2009	2010

Cost of revenue	$629	$969
Sales and marketing	698	880
General and administrative	2,910	4,129
Pre-tax share-based compensation	4,237	5,978
Less: Income tax benefit	(1,552)	(2,006)
Total share-based compensation
expense, net of tax	$2,685	$3,972

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

We currently file income tax returns in the U.S., and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2005 through 2008, U.K. income tax examinations for the years 2002 through 2008, Netherlands income tax examinations for the years 2007 and 2008, and Hong Kong income tax examinations for the year 2008. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries where we have lower statutory rates.

During the three months ended March 31, 2010 we received federal income tax refunds totaling $1.0 million related to the 2008 tax period.  In 2008 and 2009 we experienced taxable losses primarily as a result of the accelerated depreciation allowed under the 2008 Economic Stimulus Act passed in February 2008 and the 2009 American Recovery and Reinvestment Act passed in February 2009.  In 2008 Rackspace incurred $28.7 million tax net operating losses which were fully utilized as part of a tax carryback claim.  In 2009 Rackspace incurred $41.9 million tax net operating losses, of which $18.3 million will be utilized as part of a tax carryback claim.  As of March 31, 2010, our income tax receivable is $10.8 million and the remaining $23.6 million of tax net operating losses will be carried forward to future taxable years and will expire at various dates through 2030.

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

15. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended March 31,
(In thousands)	2009	2010

Net income	$6,588	$9,812
Derivative instrument, net of deferred taxes of $(36),
and $(130) for the three months ended March 31, 2009 and 2010.	66	242
Foreign currency cumulative translation adjustment,
net of taxes of $211 and $47 for the three months ended March 31, 2009 and 2010	(780)	(4,415)
Total other comprehensive income (loss)	(714)	(4,173)
Total comprehensive income	$5,874	$5,639

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(1,182)	$(9,075)	$(10,257)
2010 changes in fair value	242	-	242
2010 translation adjustment	-	(4,415)	(4,415)
Balance at March 31, 2010	$(940)	$(13,490)	$(14,430)

16. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by reporting unit and geographic region for purposes of evaluating financial performance and allocating resources.  We are organized as, and operate three operating segments based on our product and service offerings, which we refer to as our lines of business.  The company’s service offerings all (i) provide computing power to similar types of customers, (ii) have similar production processes, (iii) deliver their services in a similar manner, and (iv) use the same data centers and similar technologies. As a result of our evaluation of the criteria for aggregation by products and services, we determined we have one reportable segment, which we describe as Hosting.

Revenue is attributed to geographic location based on the location of the operating entity that enters into the contractual relationship with the customer.  We break down the locations into either the U.S. or outside the U.S., which primarily consists of our business operations in the U.K.  Total net revenue by geographic region was as follows:

	Three Months Ended March 31,
(In thousands)	2009	2010
United States	$110,563	$132,186
Outside United States	34,514	46,619
Total net revenue	$145,077	$178,805

Our long-lived assets are primarily located in the U.S. and U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

	December 31,	March 31,
(In thousands)	2009	2010
United States	$344,353	$365,682
Outside United States	88,618	82,901
Total property and equipment, net	$432,971	$448,583

17. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $177 thousand and $94 thousand of rent expense on our consolidated statements of income for the three months ended March 31, 2009 and 2010, respectively.

18. Subsequent Events

On May 4, 2010, we entered into an agreement with Tarantula Ventures LLC, a subsidiary of DuPont Fabros Technology, Inc. to lease approximately 28,200 square feet of raised floor space and storage space in a data center facility located in the Chicago, Illinois area. The leased space will be provided with a maximum critical load power of 4.333 megawatts. The lease provides for a commencement date at the earlier of February 1, 2011 and the date on which Rackspace begins to conduct business at the site. The lease has a term of 15 years from the commencement date and a total estimated financial obligation of approximately $100 million to $110 million over the 15 year term, inclusive of base lease payments and Rackspace's pro-rata share of operating expenses. Upon the expiration of the 15 year term, Rackspace has the option to renew the lease for two successive five year periods. Upon renewal of the lease, the rent can be reviewed and adjusted to market level, as set out in the lease.

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

Overview of our Business

We are the world’s leader in the hosting and cloud computing industry. Our growth is the result of our commitment to serving our customers, known as Fanatical Support®, and our exclusive focus on hosting and cloud computing. We have been successful in attracting and retaining thousands of customers and in growing our business. We are a pioneer in an emerging category, hybrid hosting, which combines the benefits of both traditional dedicated hosting and cloud computing. We are committed to maintaining our service-centric focus and will follow our vision to be considered one of the world’s greatest service companies.

We offer a portfolio of hosting services, including managed hosting, cloud hosting and cloud application hosting.  The equipment required (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) to deliver services is typically purchased and managed by us.

We sell our services to small and medium-sized businesses as well as large enterprises. For the first three months of 2010, 26.1% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we operate a data center in Hong Kong and sales offices in Hong Kong and the Netherlands, which generate minimal revenue.  Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. For the first three months of 2010, no individual customer accounted for greater than 2% of our net revenue.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except annualized net	March 31,	June 30,	September 30,	December 31,	March 31,
revenue per average technical square foot)	2009	2009	2009	2009	2010
Growth
Managed hosting customers at period end	19,048	19,363	19,328	19,304	19,366
Cloud customers at period end**	43,030	51,440	61,616	71,621	80,080
Number of customers at period end	62,078	70,803	80,944	90,925	99,446

Managed hosting, net revenue	$134,204	$138,943	$147,065	$152,394	$159,536
Cloud, net revenue	$10,873	$13,052	$15,334	$17,122	$19,269
Net revenue	$145,077	$151,995	$162,399	$169,516	$178,805
Revenue growth (year over year)	21.3%	16.2%	17.4%	18.4%	23.2%

Net upgrades (monthly average)	0.9%	1.2%	1.2%	1.3%	1.1%
Churn (monthly average)	-1.1%	-1.0%	-1.1%	-0.8%	-0.9%
Growth in installed base (monthly average) *	-0.2%	0.2%	0.1%	0.4%	0.2%

Number of employees (Rackers) at period end	2,661	2,648	2,730	2,774	2,905
Number of servers deployed at period end	50,038	52,269	54,655	56,671	59,876

Profitability
Income from operations	$13,021	$13,403	$13,128	$15,689	$16,728
Depreciation and amortization	$27,804	$29,711	$32,696	$35,018	$36,698
Share-based compensation expense
Cost of revenue	$629	$675	$778	$768	$969
Sales and marketing	$698	$721	$826	$639	$880
General and administrative	$2,910	$3,621	$4,008	$3,851	$4,129
Total share-based compensation expense	$4,237	$5,017	$5,612	$5,258	$5,978
Adjusted EBITDA (1)	$45,062	$48,131	$51,436	$55,965	$59,404

Adjusted EBITDA margin	31.1%	31.7%	31.7%	33.0%	33.2%

Operating income margin	9.0%	8.8%	8.1%	9.3%	9.4%

Income from operations	$13,021	$13,403	$13,128	$15,689	$16,728
Effective tax rate	36.6%	36.2%	33.9%	34.0%	33.6%
Net operating profit after tax (NOPAT) (1)	$8,255	$8,551	$8,678	$10,355	$11,107
NOPAT margin	5.7%	5.6%	5.3%	6.1%	6.2%

Capital efficiency and returns
Interest bearing debt	$201,507	$210,284	$167,976	$167,386	$169,517
Stockholders' equity	$282,880	$308,823	$330,392	$349,427	$370,425
Less: Excess cash	$(117,611)	$(129,638)	$(83,462)	$(105,083)	$(109,840)
Capital base	$366,776	$389,469	$414,906	$411,730	$430,102
Average capital base	$368,127	$378,123	$402,188	$413,318	$420,916
Capital turnover (annualized)	1.58	1.61	1.62	1.64	1.70

Return on capital (annualized) (1)	9.0%	9.0%	8.6%	10.0%	10.6%

Capital expenditures
Purchases of property and equipment, net	$25,589	$31,027	$26,024	$34,652	$39,622
Vendor financed equipment purchases	$11,683	$23,637	$20,664	$12,398	$15,766
Total capital expenditures	$37,272	$54,664	$46,688	$47,050	$55,388

Customer gear	$19,255	$32,448	$28,705	$28,421	$32,488
Data center build outs	$11,386	$13,914	$4,028	$7,880	$16,644
Office build outs	$2,239	$1,651	$5,432	$5,350	$1,220
Capitalized software and other projects	$4,392	$6,651	$8,523	$5,399	$5,036
Total capital expenditures	$37,272	$54,664	$46,688	$47,050	$55,388

Infrastructure capacity and utilization
Technical square feet of data center space at period end ***	157,523	177,371	167,821	162,848	169,998
Annualized net revenue per average technical square foot	$3,969	$3,631	$3,764	$4,101	$4,298
Utilization rate at period end	64.6%	59.8%	62.3%	65.3%	66.5%

* Due to rounding, totals may not equal the sum of the line items in the table above.
** Amounts include SaaS customers for Jungle Disk using a Rackspace storage solution. Jungle Disk customers using a third party storage solution are excluded.
*** Technical square footage excludes 30,250 square feet and 4,400 square feet for unused portions of the Chicago and Northern Virginia facilities, respectively.
(1) See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) / Average capital base

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

We define excess cash as the amount of cash and cash equivalents that exceeds our operating cash requirements, which is calculated as three percent of our annualized net revenue for the three months prior to the period end.  We will periodically review the calculation and adjust it to reflect our projected cash requirements for the upcoming year.

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

ROC increased from 9.0% to 10.6% for the three months ended March 31, 2009 compared to the three months ended March 31, 2010, primarily due to a lower tax rate favorably impacting the ROC calculation for the three months ended March 31, 2010 as well as a reduction of operating costs as a percentage of revenue.  Included in the average capital base are capital expenditures of $15.9 million and $53.9 million related to the build out of our new corporate headquarters facility and data centers, respectively, since the beginning of 2009.

Return on assets increased from 4.1% for the three months ended March 31, 2009 to 5.8% for the three months ended March 31, 2010. This increase was primarily due to higher revenue and net income as well as a lower tax rate, partially offset by growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
	(Unaudited)
(In thousands, except financial metrics)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Income from operations	$13,021	$13,403	$13,128	$15,689	$16,728
Effective tax rate	36.6%	36.2%	33.9%	34.0%	33.6%
Net operating profit after tax (NOPAT)	$8,255	$8,551	$8,678	$10,355	$11,107

Net income	$6,588	$6,991	$7,604	$9,035	$9,812

Total assets at period end	$601,434	$656,793	$625,330	$668,645	$691,729
Less: Excess cash	$(117,611)	$(129,638)	$(83,462)	$(105,083)	$(109,840)
Less: Accounts payable and accrued expenses	$(71,211)	$(87,316)	$(77,108)	$(89,773)	$(92,828)
Less: Deferred revenues (current and non-current)	$(20,374)	$(20,011)	$(18,222)	$(19,444)	$(18,044)
Less: Other non-current liabilities and deferred taxes	$(25,462)	$(30,359)	$(31,632)	$(42,615)	$(40,915)
Capital base	$366,776	$389,469	$414,906	$411,730	$430,102

Average total assets	$643,348	$629,114	$641,062	$646,988	$680,187
Average capital base	$368,127	$378,123	$402,188	$413,318	$420,916

Return on assets (annualized)	4.1%	4.4%	4.7%	5.6%	5.8%
Return on capital (annualized)	9.0%	9.0%	8.6%	10.0%	10.6%

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

Adjusted EBITDA as a percentage of net revenue has increased from 31.1% for the three months ended March 31, 2009 to 33.2% for the three months ended March 31, 2010 due to revenue increasing at a faster rate than our operating costs.

Income from operations has been favorably impacted by cost containment initiatives, but was partially offset by higher depreciation and amortization expense resulting from capital investments, and increasing share-based compensation expense from grants of stock options and other stock awards to employees. Our operating income margin increased from 9.0% for the three months ended March 31, 2009 to 9.4% for the three months ended March 31, 2010.

    See our Adjusted EBITDA reconciliation below.

	Three Months Ended
	(Unaudited)
(Dollars in thousands)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Net revenue	$145,077	$151,995	$162,399	$169,516	$178,805

Income from operations	$13,021	$13,403	$13,128	$15,689	$16,728

Net income	$6,588	$6,991	$7,604	$9,035	$9,812
Plus: Income taxes	$3,807	$3,973	$3,900	$4,648	$4,957
Plus: Total other (income) expense	$2,626	$2,439	$1,624	$2,006	$1,959
Plus: Depreciation and amortization	$27,804	$29,711	$32,696	$35,018	$36,698
Plus: Share-based compensation expense	$4,237	$5,017	$5,612	$5,258	$5,978
Adjusted EBITDA	$45,062	$48,131	$51,436	$55,965	$59,404

Operating income margin	9.0%	8.8%	8.1%	9.3%	9.4%

Adjusted EBITDA margin	31.1%	31.7%	31.7%	33.0%	33.2%

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

Three Months Ended
(In thousands)	March 31, 2010
(Unaudited)
Adjusted EBITDA	$59,404
Non-cash deferred rent	1,804
Total capital expenditures	(55,388)
Cash payments for interest, net	(2,098)
Cash refunds (payments) for income taxes, net	(2,284)
Adjusted free cash flow	$1,438

Net Leverage (Non-GAAP financial measure)

We define Net Leverage as Net Debt divided by Adjusted EBITDA (trailing twelve months). We believe that Net Leverage is an important metric for investors in evaluating a company’s liquidity. Note that Net Leverage is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our Net Leverage calculation below.

(Dollars in thousands)	As of March 31,
	2010
	(Unaudited)
Obligations under capital leases	$112,673
Debt	56,844
Total debt	$169,517
Less: Cash and cash equivalents	(131,297)
Net debt	$38,220
Adjusted EBITDA (trailing twelve months)	$214,936

Net leverage	0.18	x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Net revenue	$145,077	$151,995	$162,399	$169,516	$178,805
Costs and expenses:
Cost of revenue	46,210	48,235	53,093	53,405	57,007
Sales and marketing	20,502	19,080	19,860	20,016	21,977
General and administrative	37,540	41,566	43,622	45,388	46,395
Depreciation and amortization	27,804	29,711	32,696	35,018	36,698
Total costs and expenses	132,056	138,592	149,271	153,827	162,077
Income from operations	13,021	13,403	13,128	15,689	16,728
Other income (expense):
Interest expense	(2,535)	(2,172)	(2,147)	(2,096)	(2,144)
Interest and other income (expense)	(91)	(267)	523	90	185
Total other income (expense)	(2,626)	(2,439)	(1,624)	(2,006)	(1,959)
Income before income taxes	10,395	10,964	11,504	13,683	14,769
Income taxes	3,807	3,973	3,900	4,648	4,957
Net income	$6,588	$6,991	$7,604	$9,035	$9,812

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	31.9%	31.7%	32.7%	31.5%	31.9%
Sales and marketing	14.1%	12.6%	12.2%	11.8%	12.3%
General and administrative	25.9%	27.3%	26.9%	26.8%	25.9%
Depreciation and amortization	19.2%	19.5%	20.1%	20.7%	20.5%
Total costs and expenses	91.0%	91.2%	91.9%	90.7%	90.6%
Income from operations	9.0%	8.8%	8.1%	9.3%	9.4%
Other income (expense)
Interest expense	-1.7%	-1.4%	-1.3%	-1.2%	-1.2%
Interest and other income (expense)	-0.1%	-0.2%	0.3%	0.1%	0.1%
Total other income (expense)	-1.8%	-1.6%	-1.0%	-1.2%	-1.1%
Income before income taxes	7.2%	7.2%	7.1%	8.1%	8.3%
Income taxes	2.6%	2.6%	2.4%	2.7%	2.8%
Net income	4.5%	4.6%	4.7%	5.3%	5.5%

Due to rounding, totals may not equal the sum of the line items in the table above.

First Quarter 2010 Overview

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

The highlights and significant events of the three months ended March 31, 2010 and the impact on our operating results compared to the three months ended, December 31, 2009 were as follows:

Net Revenue - Net revenue increased $9.3 million, or 5.5%, from $169.5 million in the three months ended December 31, 2009 to $178.8 million in the three months ended March 31, 2010.  The market for hosting services continues to be highly competitive and we face competition from existing competitors as well as new market entrants.  However, we continue to grow our Managed Hosting and Cloud service offerings and believe that this full portfolio of hosting services positions us to benefit from increased IT spending in the future. During the first quarter, we experienced a negative revenue impact due to a strengthening U.S. dollar relative to the pound sterling, which resulted in a decrease to revenue of approximately $2.1 million, or 1.2%, for the three months ended March 31, 2010 compared to the three months ended December 31, 2009 with a minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. For the three months ended December 31, 2009 we experienced a monthly average churn rate of 0.8%, which slightly increased to 0.9% for the three months ended March 31, 2010, while net upgrades decreased from 1.3% for the three months ended December 31, 2009 to 1.1% for the three months ended March 31, 2010.  Overall, our installed base had growth at an average rate of 0.4% per month for the three months ended December 31, 2009 compared to growth at an average rate of 0.2% for the three months ended March 31, 2010.

Income from Operations - Income from operations increased $1.0 million, or 6.6%, from $15.7 million for the three months ended December 31, 2009 to $16.7 million for the three months ended March 31, 2010.  Operating income margin was 9.3% for the three months ended December 31, 2009 compared to 9.4% for the three months ended March 31, 2010.

Adjusted EBITDA - Adjusted EBITDA increased $3.4 million, or 6.1%, from $56.0 million for the three months ended December 31, 2009 to $59.4 million in the three months ended March 31, 2010.  Adjusted EBITDA as a percentage of revenue was 33.0% for the three months ended December 31, 2009 compared to 33.2% for the three months ended March 31, 2010. See the discussion of Adjusted EBITDA, a non-GAAP financial measure for additional information.

Net Income and Net Income per Share - Net income was $9.0 million, or $0.07 per share on a diluted basis for the three months ended December 31, 2009 compared to net income of $9.8 million, or $0.07 per share on a diluted basis for the three months ended March 31, 2010. The increase in net income was mainly due to revenue growth.  Lower general and administrative expenses, and depreciation and amortization  expenses as a percentage of revenue, as well as a decrease in other expense for the three months ended March 31, 2010 compared to the three months ended December 31, 2009, were offset by an increase in cost of revenue, and sales and marketing expense as a percentage of revenue.

Quarterly Results of Operations (March 31, 2009 through March 31, 2010)

    Net Revenue

Our net revenue has increased sequentially in each quarter primarily due to an increased volume of services provided, both due to an increasing number of new customers and incremental services rendered to existing customers. During this time period, the growth rate was negatively impacted by the economic conditions and decreased IT spend by our customers.  Furthermore, in the first and fourth quarters of 2009 and the first quarter of  2010, the growth rate was also negatively impacted by the strengthening U.S. dollar versus the pound sterling.  In the second and third quarters of  2009 we experienced a favorable impact from a weakening U.S. dollar versus the pound sterling.  In addition to the impact of the economic conditions and foreign exchange rates, net revenue in the second and fourth quarters of 2009 was negatively impacted by service credits issued to certain customers who experienced downtime as a result of service interruptions in a portion of our data center operations in Grapevine, Texas.  In the second and fourth quarters of 2009, we extended approximately $2.4 million and $1.3 million, respectively, for these service credits.

Cost of Revenue

Because of the growth of our revenue, our cost of revenue has increased sequentially in each quarter.  Beginning in the second and third quarters of 2009, we began incurring rent expense related to our Northern Virginia and Chicago area data centers, even though we did not begin operations in the Chicago area data center until the first quarter of 2010.  We recorded non-cash rent expense related to these data centers of $0.2 million, $1.9 million, $2.5 million and $2.2 million in the second quarter of 2009, third quarter of 2009, fourth quarter of 2009 and the first quarter of 2010, respectively.  Additionally, in the three months ended December 31, 2009, there was a $2.1 million reduction to cost of revenue related to the reversal of a previously recorded obligation relating to an unresolved contractual issue with a vendor.  This reversal was partially offset by an increase in variable compensation and other employee related expenses of $1.8 million, which occurred in part from the impact the reversal had on fourth quarter of 2009 results based on targets defined within our non-equity incentive plan.  Also, in the first quarter of 2010 consulting costs increased $1.7 million.  As a percentage of revenue, cost of revenue remained consistent over the periods presented.

Sales and Marketing Expenses

During 2009, we continued to focus on scaling our expenditures, which is evidenced in the reduction in sales and marketing, expenses as a percentage of revenue.  Sales and marketing continued to scale through 2009 and the first quarter of 2010 as we identified more efficient use of our sales resources.  Sales and marketing expense had a larger increase in the first quarter of 2010 due to an increase in commissions associated with higher sales.  As a percentage of revenue, sales and marketing decreased throughout 2009 from 14.1% to 11.8% with a small increase to 12.3% in the first quarter of 2010.

General and Administrative Expenses

Our general and administrative expenses have increased sequentially throughout 2009 and the first quarter of 2010.  Increases have primarily been due to additional headcount in order to support the growth in the business.  In the fourth quarter of 2009 an increase in variable compensation was mostly offset by a decrease in bad debt expense.  As a percentage of revenue, general and administrative expenses have remained consistent at 25.9% of revenue for the first quarter of 2009 and 2010.

Depreciation and Amortization

Our depreciation and amortization has increased sequentially throughout 2009 and the first quarter of 2010 as a result of capital expenditures to support the growth of our business.  As a percentage of revenue, depreciation and amortization has increased from 19.2% in the first quarter of 2009 to 20.7% in the fourth quarter of 2009 with a decrease to 20.5% in the first quarter of 2010.

Three Months Ended March 31, 2009 and March 31, 2010

   Net Revenue

    Our net revenue was $145.1 million for the three months ended March 31, 2009 and $178.8 million for the three months ended March 31, 2010, an increase of $33.7 million, or 23.2%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the pound sterling for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Net revenue for the three months ended March 31, 2010 would have been approximately $3.6 million lower had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $46.2 million for the three months ended March 31, 2009, and $57.0 million for the three months ended March 31, 2010, an increase of $10.8 million, or 23.4%. Of this increase, $5.9 million was attributable to an increase in salaries, benefits, and share-based compensation expense. Total compensation increased as a result of salary increases and the hiring of data center and support personnel to support our growth. The cost increase was further attributable to an increase in license costs of $1.3 million, an increase in data center costs of $1.5 million related to power and rent and an increase in consulting fees related to data center assessments and improvements of $1.7 million.  The remaining increase was due to small increases in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $20.5 million for the three months ended March 31, 2009 and $22.0 million for the three months ended March 31, 2010, an increase of $1.5 million, or 7.3%. Of this increase, $1.7 million was attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales.  Travel and other employee related expenses increased $0.3 million.  The overall increase was partially offset by a decrease of $0.6 million in advertising and Internet-related marketing expenditures, due to a focus on areas that generate more efficient growth opportunities.

General and Administrative Expenses

Our general and administrative expenses were $37.5 million for the three months ended March 31, 2009 and $46.4 million for the three months ended March 31, 2010, an increase of $8.9 million, or 23.7%. Of this increase, $6.7 million was attributable to an increase in salaries and benefits, of which share-based compensation expense increased by $1.2 million as a result of stock option and restricted stock unit grants to employees in 2009 and in the first three months of 2010.  Professional fees increased $1.1 million primarily as a result of increased consulting expenses related to corporate strategy and internal system maintenance and improvements. Property tax increased $0.7 million due to the addition of data center facilities. In addition, travel and other employee related expenses such as recruiting fees and relocation increased $1.5 million primarily due to the addition of several executive level positions and a general increase in hiring during the three months ended March 31, 2010.  The overall increase was partially offset by a decrease in bad debt expense of $1.1 million due to a positive change in customer payment patterns and increased cash collections.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $27.8 million for the three months ended March 31, 2009 and $36.7 million for the three months ended March 31, 2010, an increase of $8.9 million, or 32.0%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs  and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $2.5 million for the three months ended March 31, 2009 and $2.1 million for the three months ended March 31, 2010, a decrease of $0.4 million, or 16.0%.  The decrease was primarily due to the decreased level of indebtedness (including capital leases), as well as decreased borrowing rates.  Interest expense was partially offset by capitalized interest of $0.3 million for the three months ended March 31, 2009 and less than $0.1 million for the three months ended March 31, 2010.

Interest and other income (expense) was $(0.1) million for the three months ended March 31, 2009 and $0.2 million for the three months ended March 31, 2010.  In the three months ended March 31, 2009, we recognized $0.1 million in interest and other income and foreign currency losses of $(0.2) million.  In the three months ended March 31, 2010, we recognized $0.1 million of interest and other income and minimal foreign currency gains.

Income Taxes

Our effective tax rate decreased from 36.6% for the three months ended March 31, 2009 to 33.6% for the three months ended March 31, 2010, primarily as a result of increased earnings in 2010 being realized in countries where we have lower statutory rates than in the previous year.  Our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, research and development credits, and permanent differences between the book and tax treatment of certain items.

Liquidity and Capital Resources

At March 31, 2010, our cash and cash equivalents balance was $131.3 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

Our revolving credit facility agreement allows us to borrow in pounds sterling and euros in addition to U.S. dollars. We are limited to borrowings of $75 million in alternate currencies. The option to borrow in other foreign currencies provides some protection against fluctuations in currencies in the countries in which we do business. The credit facility also has financial covenants that include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 each quarter and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of March 31, 2010, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. Outstanding debt under our line of credit remained at $50.0 million as of March 31, 2010, with an outstanding letter of credit of $0.6 million.  As of March 31, 2010, we had an additional $194.4 million available for future borrowings.  Our credit facility expires in August 2012.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2009 and March 31, 2010, we had $117.4 million and $119.5 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we expect to continue to finance at least some of our equipment purchases through these arrangements.

Capital Expenditure Requirements

For the full year 2010, we expect to have total capital expenditures between $185 million and $235 million.

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

We currently believe that current cash and cash equivalents, cash generated by operations  and available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future. Our long-term future capital requirements will depend on many factors, most importantly our growth of revenue, and our investments in new technologies and services. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. We could be required, or could elect, to seek additional funding in the form of debt or equity.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2009	2010
Cash provided by operating activities	$30,799	$50,893
Cash used in investing activities	$(25,589)	$(39,622)
Cash provided by (used in) financing activities	$(108,354)	$(4,359)
Acquisition of property and equipment by capital leases and equipment notes payable	$11,683	$15,766

Operating Activities

    Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities was $30.8 million in the first three months of 2009 compared to $50.9 million in the first three months of 2010, an increase of $20.1 million, or 65.2%.  Net income increased from $6.6 million in the first three months of 2009 to $9.8 million in the first three months of 2010.  A summary of the significant changes in non-cash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

• Depreciation and amortization expense was $27.8 million in the first three months of 2009 compared to $36.7 million in the first three months of 2010.  The increase in depreciation and amortization was due to the purchases of servers, networking gear and computer software (internally developed technology), and leasehold improvements, as well as amortization of intangibles related to acquisitions.

• Our provision for bad debts and customer credits decreased from $2.3 million in the first three months of 2009 to $0.5 million in the first three months of 2010 due to positive changes in customer payment patterns and increased cash collections, as well as lower service level agreement credits.

• Share-based compensation expense was $4.2 million in the first three months of 2009 compared to $6.0 million in the first three months of 2010.  The increase in expense was due to stock options and restricted stock units granted in 2009 and the first three months of 2010.

• Excess tax benefits from share-based compensation arrangements had no cash impact in the first three months of 2009 and created a cash outflow of $7.0 million in the first three months of 2010.  Rackspace did not recognize the excess tax benefit from the exercise of options in 2009 because it did not result in a reduction of its current tax payable.  However, for the 2010 period, the company does expect to have taxable income for a full year and, as such, has recognized the cumulative excess tax benefit in accordance with the accounting guidance.

• The change in accounts receivable was a cash outflow of $6.3 million in the first three months of 2009 compared to a cash outflow of $1.4 million in the first three months of 2010.

• The change in income taxes receivable was a cash outflow of $0.3 million in the first three months of 2009 compared to a cash inflow of $3.8 million in the first three months of 2010.  We received federal income tax refunds totaling $1.0 million in the three months ended March 31, 2010, related to the 2008 tax period.  The remainder of the change in income taxes receivable is due to the recognition of excess tax benefits from share-based compensation arrangements.

• The change in accounts payable and accrued expenses created a $6.6 million cash outflow in the first three months of 2009 compared to a $3.4 million cash inflow in the first three months of 2010.  The changes resulted from the timing of payments for trade payables.

• The change in deferred rent created a $0.1 million cash outflow in the first three months of 2009 compared to a $1.8 million cash inflow in the first three months of 2010.  The change resulted from data center lease arrangements that were entered into in 2009 with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the quarter.

   Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $25.6 million for the first three months of 2009 compared to $39.6 million for the first three months of 2010, an increase of $14.0 million, or 54.7%.  The increase was primarily due to an increase in data center build outs and an increase in purchases of customer gear.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements increased from $11.7 million for the first three months of 2009 to $15.8 million for the first three months of 2010.

Financing Activities

Net cash used in financing activities was $108.4 million for the first three months of 2009 compared to $4.4 million for the first three months of 2010, a change of $104.0 million. This was due primarily to $100.0 million in net payments to our revolving credit facility during the first three months of 2009 compared to no repayments or advances in the first three months of 2010. Principal payments on capital leases and notes payable were $10.6 million for the first three months of 2009 compared to $13.6 million during the first three months of 2010.  In addition, proceeds from exercises of stock options and the related excess tax benefits increased by $7.0 million in the first three months of 2010.  Our net leverage as of March 31, 2010 was 0.18 times.  See above for our discussion of Non-GAAP Financial Measures.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of March 31, 2010:

(In thousands)	Total	2010	2011-2012	2013-2014	2015 and Beyond

Capital leases (1)	$119,624	$41,914	$72,744	$4,966	$-
Operating leases	227,593	12,987	36,751	33,463	144,392
Purchase commitments	3,807	2,530	1,277	-	-
Revolving credit facility (2)	50,000	-	50,000	-	-
Software and equipment notes (2)	6,844	4,053	2,791	-	-
Total contractual obligations	$407,868	$61,484	$163,563	$38,429	$144,392

(1) Represents principal and interest.
(2) Represents principal only.

Leases

Capital leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for office space and data center facilities.

Purchase commitments

Our purchase commitments are primarily related to costs associated with our data centers including bandwidth and consulting services.

Revolving Credit Facility

We have a credit facility with a committed amount of $245.0 million. As of March 31, 2010, we had $50.0 million of revolving loans outstanding and a $0.6 million letter of credit outstanding under the credit facility, resulting in $194.4 million available for future borrowings.  The credit facility has a variable interest rate, which is generally the London Interbank Offered Rate (LIBOR) margin plus a margin spread. The rate was equal to 1.28% at March 31, 2010.

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

A description of our critical accounting policies that involve significant management judgment appears in our Annual Report filed on Form 10-K filed with the SEC on February 26, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Recent Accounting Pronouncements

For a full description of new accounting pronouncements, including the respective dates of adoption and impact on results of operation and financial condition, see “Notes to the Unaudited Consolidated Financial Statements – Note 2.  Summary of Significant Accounting Policies.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices.    We are a large consumer of power.  During the first three months of 2010, we expensed approximately $3.9 million that was paid to utility companies to power our data centers, representing 2.2% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, seasonal fluctuations, and are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. In August 2008, we entered into a fixed price contract with a provider of electricity for power for our Grapevine data center. The contract allows the company to periodically convert the price to a floating market price during the arrangement.  The original term of the contract was 19 months and allowed the provider an option to extend the contract for an additional 19 months.  The provider opted to extend the option in January 2010 for an additional 19 months.  Also, in June 2009, we entered into a similar fixed price contract for 12 months for our Slough U.K. data center that has since been extended for an additional 12 months to expire in May 2011.

Interest Rates.    Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving credit facility. As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure. As a result, we may be exposed to interest rate risk on the un-hedged portion of our borrowings.  For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of March 31, 2010 we did not have exposure to interest rate risk as we only had $50.0 million outstanding on our revolving credit facility.

Leases.    The majority of our purchases of customer gear are vendor financed through capital leases with fixed payment terms generally over three to five years, coinciding with the depreciation period of the equipment.  As of March 31, 2010, we have a principal liability for these leases of $112.7 million on our consolidated balance sheet, of which $49.1 million is classified as current.  Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or the borrowing rates, which are fixed rates, may increase.

Foreign Currencies.    The majority of our customers are invoiced, and substantially all of our expenses are paid, in the functional currency of  our associated operating entity. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency, such as the euro. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates.  We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both the U.S. dollar and the pound sterling.  During the first three months of 2010, we recognized minimal foreign currency gains within other income (expense).  We have not entered into any currency hedging contracts, although we may do so in the future. Our revolving credit facility agreement provides us with the ability to borrow from our credit facility in pounds sterling and euros, rather than restricting borrowings to U.S. dollars. We currently do not have borrowings in any alternative currencies from our credit facility. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

Our network, power supplies and data centers are subject to various points of failure.  Problems with our cooling equipment, generators, uninterruptible power supply, or UPS, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage.  Because our hosting services do not require geographic proximity of our data centers to our customers, our hosting infrastructure is consolidated into a few large facilities. While data backup services and disaster recovery services are available as a part of our hosting services offerings, the majority of our customers do not elect to pay the additional fees required to have disaster recovery services store their backup data offsite in a separate facility, which could substantially mitigate the adverse effect to a customer from a single data center failure. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

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

Customer contracts for our managed hosting services typically have initial terms of one to two years which, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire. Moreover, our customers could cancel their managed hosting service agreements before they expire. In addition, most of our other services, such as our cloud computing services, are generally provided on a month-to-month basis and do not have an extended initial term at all. Our costs associated with maintaining revenue from existing customers are generally much lower than costs associated with generating revenue from new customers. Therefore, a reduction in revenue from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue to retain our existing customers could have a material adverse effect on our operating results.

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

Our market is characterized by rapidly changing technology, evolving industry standards, and frequent new product announcements, all of which impact the way hosting services are marketed and delivered. The adoption of new technologies, a change in industry standards or introduction of more attractive products or services could make some or all of our offerings less desirable or even obsolete. These potential changes are magnified by the continued rapid growth of the Internet and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features, and reliability of our services and modifying our business strategies accordingly. We cannot guarantee that we will be able to identify the emergence of all of these new service alternatives successfully, modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes. Our failure to provide products and services to compete with new technologies or the obsolescence of our services would likely lead us to lose current and potential customers or cause us to incur substantial costs by attempting to catch our offerings up to the changed environment.

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

The acceptance and growth of cloud computing is an example of a rapidly changing technology that has impacted our business and our market. Because of the technological advances and the market adoption and utilization of cloud computing, we have adapted to the changing market and implemented the new technology in our hosting service delivery. This change has already required us to make a substantial financial investment to develop and implement cloud computing into our hosting solution model and has required significant attention from management to refine our business strategies to include the delivery of cloud computing and hybrid solutions. As the market continues to adopt this new technology, we expect to continue to make substantial investments in our service solutions and system integrations.

Even if we have developed an attractive solution to the changing technology or standards, our introduction of the new solution could have lower price points than other offerings and may result in our existing customers switching to the lower cost products and services, which could reduce our revenue and have a material, adverse effect of our operating results. For example, the introduction of our cloud computing solutions provides a reasonable alternative to some of our dedicated hosting solutions at a lower price point and some of our dedicated hosting customers have switched to cloud computing solutions. We expect that other customers in this situation will switch to cloud computing in the future.

Finally, even if we succeed in adapting to a new technology or the changing industry standard by developing attractive products and services and successfully bringing them to market, there is no assurance that the new product or service would have a positive impact on our financial performance and could even result in lower revenue, lower margins and/or higher costs and therefore could negatively impact our financial performance.

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

•	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, SAVVIS, and other telecommunications companies;

•	IT outsourcing providers such as CSC, HP, and IBM;

•	Hosting providers such as AT&T, British Telecom, SAVVIS, Terremark, The Planet, and Verio; and

•	Large technology companies such as Amazon, Microsoft, Google, IBM and Salesforce.com, who are making investments in cloud computing.

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

Our operating results may be further adversely impacted by unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we address.

Recently, general worldwide economic conditions have experienced a deterioration due to among other things, credit conditions resulting from the financial crisis affecting the banking system and financial markets including: slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, the ongoing effects of the war in Iraq and Afghanistan, recent international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions can make it extremely difficult for both us and our customers to accurately forecast and plan future business activities.  Additionally, they could cause U.S. and foreign businesses to slow spending on our services, which could delay and lengthen our new customer sales cycle and cause existing customers to do one or more of the following:

•	Cancel or reduce planned expenditures for our services;

•	Seek to lower their costs by renegotiating their contracts with us;

•	Move their hosting services in-house; or

•	Switch to lower-priced solutions provided by us or our competitors.

Customer collections are our primary source of cash. We have historically grown through a combination of an increase in new customers and revenue growth from our existing customers. Over some recent quarters, we have experienced a decrease in our installed base growth.  If the economic conditions were to deteriorate, we may experience additional reductions in our installed base growth, increases in churn and/or longer new customer sales cycles. We could also experience a decrease in revenue and a reduction in operating margins. Further, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate were to deteriorate, we may have to record additional charges related to the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations could be materially and adversely affected.

Finally, like many other companies, our stock price decreased during the onset of the recent economic downturn.  Although our stock price has since recovered, if investors have concerns that our business, financial condition and results of operations will be negatively impacted by an economic downturn, our stock price could decrease again.

If we overestimate or underestimate our data center capacity requirements, our operating margins and profitability could be adversely affected.

    The costs of construction, leasing, and maintenance of our data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements. Due to the lead time in expanding existing data centers or building new data centers, we are required to estimate demand for our services as far as two years into the future. We currently plan to increase our infrastructure as required through the addition and expansion of data centers in the U.S. and internationally. In contrast to most of our data centers that we have established to date, several of which were acquired relatively inexpensively as distressed assets of third parties, our current expansion plans may require us to pay full market rates for new data center facilities. If we overestimate the demand for our services and therefore overbuild our data center capacity or commit to long term facility leases, our operating margins could be materially reduced, which would materially impair our profitability.

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

We engage third-party consultants who provide us with guidance and solutions relating to everything from overall corporate strategy to data center design to employee engagement. We engage these parties based on our perception of their expertise and ability to provide valuable insight or solutions in the areas that we believe need to be addressed in our business. However, these consultants may provide us with ineffective or even harmful guidance or solutions, which, if followed or implemented, could result in a loss of resources, operational failures or a loss of critical business opportunities.

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

As of March 31, 2010, outstanding indebtedness under our credit facility totaled $50.0 million, with an outstanding letter of credit of $0.6 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions.  Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owed under our credit facility.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $112.8 million as of March 31, 2010. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first three months of 2010, we expensed approximately $3.9 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed price utilities contracts.  If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk.

Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving credit facility.  As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure.  As a result, we may be exposed to interest rate risk on the un-hedged portion of our borrowings.  For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of March 31, 2010 we did not have exposure to interest rate risk as we only had $50.0 million outstanding on our revolving credit facility.

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

Our Partner Network Program drives a significant amount of revenue to our hosting services business. Most of our member partners offer services that are complementary to our hosting services. Some of the participants in our network, however, may actually compete with us in one or more of our product or service offerings. These network partners may decide in the future to terminate their agreements with us and to use a competitor’s or their own services, which could cause our revenue to decline.

Also, we derive tangible and intangible benefits from our association with some of our network partners, particularly high profile partners that reach a large number of companies through the internet. If a substantial number of these partners terminate their relationship with us, our business could be adversely affected.

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

Further, the stock markets have experienced price and volume fluctuations that have affected our stock price and the market prices of equity securities of many other companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. We may experience additional volatility as a result of the limited number of our shares available for trading in the market.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2009 and March 31, 2010, the closing trading price of our common stock was very volatile, ranging between $17.11 and $23.09 per share, including single-day increases of up to 10.7% and declines up to 8.7%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

Contractual lock-up restrictions on the sale of approximately 99 million shares held by certain stockholders expired on February 3, 2009 and to the extent a stockholder is not an affiliate, its shares are now eligible for sale without restriction. Affiliate sales are subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding common stock or our average weekly trading volume during any three-month period. Shares beneficially held by Graham Weston, Wells Fargo and Company and certain other parties will be subject to such requirements to the extent they are deemed to be our “affiliates” as that term is defined in Rule 144. Additionally, Weston, and certain other holders possess registration rights with respect to some of the shares of our common stock that they hold. If they choose to exercise such rights, their sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our common stock may decline.

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

We have a large number of shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. In addition, our Amended and Restated 2007 Long-Term Incentive Plan contains an evergreen provision, which annually increases the number of shares issuable under the plan. Any issuance of shares in connection with our acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by our then existing stockholders.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On April 15, 2010, we issued 27,080 shares of our common stock to the former owner of Jungle Disk, Inc. as partial consideration for reaching an earn-out target related to our acquisition of the Jungle Disk business on October 22, 2008. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

Subsequent Event

    On May 4, 2010, we entered into an agreement with Tarantula Ventures LLC, a subsidiary of DuPont Fabros Technology, Inc. to lease approximately 28,200 square feet of raised floor space and storage space in a data center facility located in the Chicago, Illinois area. The leased space will be provided with a maximum critical load power of 4.333 megawatts. The lease provides for a commencement date at the earlier of February 1, 2011 and the date on which Rackspace begins to conduct business at the site. The lease has a term of 15 years from the commencement date and a total estimated financial obligation of approximately $100 million to $110 million over the 15 year term, inclusive of base lease payments and Rackspace's pro-rata share of operating expenses. Upon the expiration of the 15 year term, Rackspace has the option to renew the lease for two successive five year periods. Upon renewal of the lease, the rent can be reviewed and adjusted to market level, as set out in the lease.

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1 *	Rules of The Rackspace Hosting Inc 2010 HM Revenue & Customs UK Approved Sub-Plan

10.2 *	Form of the 2010 HM Revenue & Customs UK Approved Sub-Plan Notice of Grant of Stock Option

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2010.
Rackspace Hosting, Inc.

Date: May 5, 2010	By:	/s/ Bruce R. Knooihuizen
Bruce R. Knooihuizen
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)