Form 10-K/A
period 2009-12-31
RACKSPACE HOSTING, INC.
filed 2010-07-20
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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
    Yes      No  ☑
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes      No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer 	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No ☑

As of June 30, 2009, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2009) was $1,225,461,450.

On July 16, 2010, 124,964,648 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders  to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2009 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Rackspace Hosting, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amended Report”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on February 26, 2010 (the “Original Report”). The purpose of this Amended Report is solely to (i) indicate incorporation by reference for all of the documents set forth on the Exhibit list set forth in the Original Report; and (ii) indicate that confidential treatment has been requested for portions of Exhibit 10.39 and Exhibit 10.43, which was inadvertently excluded in the Original Report.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Item 15 has been set forth in this Amendment No. 1, including those portions that have not been modified from the Original Report. In addition, as required by Rule 12b-15, this Amendment No. 1 contains new certifications by our Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto, except that the certifications relating to financial statements have been omitted since the Amended Report does not contain financial statements and the certification relating to disclosure pursuant to Item 307 or 308 of Regulation S-K have been omitted since the Amended Report does not contain such disclosure. Further, because this Amendment No. 1 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth above, we have not modified or updated disclosures presented in the Original Report to reflect events or developments that have occurred after the date of the Original Report. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Report (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)         The financial statements filed as part of this report are listed on the index to financial statements on page 2.

(2)         Any financial statement schedules required to be filed as part of this report are set forth in section (c) below.

(b)	Exhibits – See Index to Exhibits at the end of this report, which contains a list of exhibits which are incorporated by reference, as indicated, into this Report.

(c)	Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

	Beginning Balance	Additions Charged to Net Revenues, and Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts and customer credits for the years ending December 31:
2007	$2,037	$9,794	$(8,990)	$2,841
2008	$2,841	$6,465	$(6,011)	$3,295
2009	$3,295	$13,364	$(12,361)	$4,298

INDEX TO EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Founder’s Registration Rights Agreement dated October 1, 2002 among the Registrant and certain stockholders (1)
4.3	Investor’s Registration Rights Agreement dated October 1, 2002 among the Registrant and certain stockholders (1)
10.1	Form of Indemnification Agreement for directors and officers (2)
10.2	1999 Assumed Stock Option Plan and form of agreement thereunder (1)
10.3	2003 Stock Option Plan and form of agreement thereunder (1)
10.4	2005 Non-Qualified Stock Option Plan and form of agreement thereunder (1)
10.5	Form of Share Option Agreement (U.K.) (4)
10.6 (A)	Amended and Restated 2007 Long-Term Incentive Plan and form of agreement thereunder (2)
10.6 (B)	Certificate of Amendment to Amended and Restated 2007 Long-Term Incentive Plan (2)
10.6 (C)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (Time Based)
10.6 (D)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (Performance Based)
10.7	Webmail.us, Inc. 2004 Stock Incentive Plan, as amended in 2006 (1)
10.8	2008 Employee Stock Purchase Plan and form of agreement thereunder (2)
10.9	Rackspace US, Inc. Deferred Compensation Plan (3)
10.10	Office Building Lease dated March 16, 2004 between Data Rose Limited Partnership and Rackspace Headquarters, LLC, as amended on April 26, 2004, June 1, 2006, and April 17, 2008 (1)
10.11	Ground Lease Agreement dated August 2, 2007, between Windcrest Economic Development Corporation and Rackspace US, Inc., as amended on April 24, 2008 (1)
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

10.30	Compromise Agreement between Rackspace Limited and Doug Loewe dated June 26, 2008 (3)
10.31	Lease agreement between Rackspace Asia Limited and PCCW Powerhouse Data Center Services (HK) Ltd. dated July 3, 2008 (3)
10.32	Offer letter from the Registrant to Bruce Knooihuizen, dated December 19, 2007 (11)
10.33	Severance and Release Agreement between the Registrant and David Belle-Isle, dated October 31, 2008 (11)
10.34	Offer letter from the Registrant to John Lionato, dated April 3, 2008 (11)
10.35	Option Exercise Extension Agreement between the Registrant and Glenn Reinus, dated December 31, 2008 (11)
10.36	Non-Employee Director Compensation Schedule (11)
10.37	Offer letter from the Registrant to James Lewandowski, dated September 9, 2008 (11)
10.38	Rackspace Standard Form of Employment Agreement (11)
10.39†	Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc. (5)
10.40	Amendment to Offer Letter, dated May 14, 2009, by and between Rackspace US, Inc. and John Lionato (6)
10.41	Fifth Amendment to Amended and Restated Revolving Credit Agreement (7)
10.42	Amendment Number One to the Economic Development Agreement between the State of Texas and Rackspace US, Inc. (8)
10.43†	Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc. (9)
10.44	Service Order and Statement of Works between Equinix (UK) LTD and Rackspace LIMI (9)
10.45	First Amendment to Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc. (10)
10.46	Employment Agreement between Rackspace US, Inc. and Mark Roenigk, dated December 14, 2009 (12)
21.1	List of subsidiaries of the Registrant (11)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm. (12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

†
Confidential treatment has been requested for portions of these exhibits.  These portions have been omitted from this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150469), filed April 25, 2008.
(2)	Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-150469), filed June 18, 2008.
(3)	Incorporated by referenceto the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-150469), filed July 15, 2008.
(4)	Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-153009), filed February 4, 2009.
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 001-34143), filed May 12, 2009.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed May 20, 2009.
(7)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed June 23, 2009.
(8)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed July 30, 2009.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 (File No. 001-34143), filed August 13, 2009.
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 (File No. 001-34143), filed November 12, 2009.
(11)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2008 (File No. 001-34143), filed March 2, 2009.
(12)	Included in the Company’s Form 10-K for the year ended December 31, 2009 that was previously filed with the SEC on February 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 19, 2010.

Date: July 19, 2010	Rackspace Hosting, Inc.

	By:	/s/ A. Lanham Napier
A. Lanham Napier, Chief Executive Office, President, and Director
(Principal Executive Officer)