Form 10-Q
period 2010-06-30
RACKSPACE HOSTING, INC.
filed 2010-08-09
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
þ	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes       No

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer 	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No ☑

On July 30, 2010, 124,974,297 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	June 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,425	$148,496
Accounts receivable, net of allowance for doubtful accounts and
customer credits of $4,298 as of December 31, 2009, and $3,151 as of June 30, 2010	38,732	43,577
Income taxes receivable	7,509	10,801
Deferred income taxes	9,764	7,894
Prepaid expenses and other current assets	10,239	10,901
Total current assets	191,669	221,669

Property and equipment, net	432,971	456,650
Goodwill	22,329	23,329
Intangible assets, net	10,790	7,879
Other non-current assets	10,886	10,930
Total assets	$668,645	$720,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,773	$97,711
Current portion of deferred revenue	17,113	14,996
Current portion of obligations under capital leases	46,415	51,549
Current portion of debt	4,893	2,589
Total current liabilities	158,194	166,845

Non-current deferred revenue	2,331	1,644
Non-current obligations under capital leases	63,287	63,959
Non-current debt	52,791	51,750
Non-current deferred income taxes	30,850	22,796
Other non-current liabilities	11,765	15,469
Total liabilities	319,218	322,463

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 123,773,977 shares issued and outstanding
as of December 31, 2009, 124,937,742 shares issued and
outstanding as of June 30, 2010	124	125
Additional paid-in capital	251,337	284,912
Accumulated other comprehensive loss	(10,257)	(16,276)
Retained earnings	108,223	129,233
Total stockholders’ equity	349,427	397,994
Total liabilities and stockholders’ equity	$668,645	$720,457

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2009	2010	2009	2010

Net revenue	$151,995	$187,314	$297,072	$366,119
Costs and expenses:
Cost of revenue	48,235	61,470	94,445	118,477
Sales and marketing	19,080	23,285	39,582	45,262
General and administrative	41,566	46,737	79,106	93,132
Depreciation and amortization	29,711	37,991	57,515	74,689
Total costs and expenses	138,592	169,483	270,648	331,560
Income from operations	13,403	17,831	26,424	34,559
Other income (expense):
Interest expense	(2,172)	(1,875)	(4,707)	(4,019)
Interest and other income (expense)	(267)	814	(358)	999
Total other income (expense)	(2,439)	(1,061)	(5,065)	(3,020)
Income before income taxes	10,964	16,770	21,359	31,539
Income taxes	3,973	5,572	7,780	10,529
Net income	$6,991	$11,198	$13,579	$21,010

Net income per share
Basic	$0.06	$0.09	$0.11	$0.17
Diluted	$0.06	$0.08	$0.11	$0.16

Weighted average number of shares outstanding
Basic	120,214	124,592	118,918	124,288
Diluted	126,442	132,660	124,007	132,562

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(In thousands)	Six Months Ended June 30,
	2009	2010
Cash Flows From Operating Activities
Net income	$13,579	$21,010
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,515	74,689
Loss on disposal of equipment, net	487	274
Provision for bad debts and customer credits	6,382	1,384
Deferred income taxes	5,317	(6,632)
Deferred rent	124	3,120
Share-based compensation expense	9,254	12,354
Other non-cash compensation expense	409	209
Excess tax benefits from share-based compensation arrangements	-	(15,453)
Changes in certain assets and liabilities
Accounts receivable	(12,858)	(6,728)
Income taxes receivable	(1,035)	11,985
Accounts payable and accrued expenses	12,054	9,861
Deferred revenue	(792)	(2,425)
All other operating activities	(1,588)	(793)
Net cash provided by operating activities	88,848	102,855

Cash Flows From Investing Activities
Purchases of property and equipment, net	(56,616)	(68,672)
Earnout payments for acquisitions	(5,622)	(490)
Other investing activities	-	(75)
Net cash used in investing activities	(62,238)	(69,237)

Cash Flows From Financing Activities
Principal payments of capital leases	(20,922)	(25,753)
Principal payments of notes payable	(4,527)	(3,345)
Payments on line of credit	(100,000)	-
Payments for debt issuance costs	(328)	-
Proceeds from employee stock plans	6,230	5,050
Excess tax benefits from share-based compensation arrangements	-	15,453
Net cash used in financing activities	(119,547)	(8,595)

Effect of exchange rate changes on cash and cash equivalents	2,407	(1,952)

Increase (decrease) in cash and cash equivalents	(90,530)	23,071

Cash and cash equivalents, beginning of period	238,407	125,425

Cash and cash equivalents, end of period	$147,877	$148,496

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$35,320	$31,559

Shares issued in business combinations	$1,880	$510
Cash payments for interest, net of amount capitalized	$4,857	$4,005
Cash payments for income taxes	$2,938	$11,939

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2009 and 2010, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2010, our results of operations for the three and six months ended June 30, 2009 and 2010, and our cash flows for the six months ended June 30, 2009 and 2010.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010, as amended.  The results of the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or for any other interim period, or for any other future year.

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

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2009 included in our Annual Report on Form 10-K, as amended.

Recently Adopted Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2009-17, which codified Statement of Financial Accounting Standard (SFAS) 167, Amendments to FASB Interpretation No. 46(R), issued in June 2009. This guidance amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASU 2009-17 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASU 2009-17 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASU 2009-17 became effective for us last quarter.  This ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for us last quarter, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us in the first annual reporting period that begins after December 15, 2010 and for interim periods within that annual reporting period. This ASU did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In September 2009, the FASB issued two Accounting Standards Updates (ASU): (i) ASU 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements, and (ii) ASU 2009-14 (EITF 09-3), Certain Revenue Arrangements that Include Software Elements, which will be effective prospectively for revenue arrangements, entered into or materially modified in fiscal years beginning on or after June 15, 2010.  ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements in a multiple-element revenue arrangement have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption.  ASU 2009-14 amends ASC Subtopic 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  We do not expect the adoption of ASU 2009-13 or 2009-14 to have a material impact on our consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2009	2010	2009	2010

Basic net income per share:
Net income	$6,991	$11,198	$13,579	$21,010

Weighted average shares outstanding:
Common stock	120,214	124,592	118,918	124,288
Number of shares used in per share computations	120,214	124,592	118,918	124,288

Earnings per share	$0.06	$0.09	$0.11	$0.17
Diluted net income per share:
Net income	$6,991	$11,198	$13,579	$21,010

Weighted average shares outstanding:
Common stock	120,214	124,592	118,918	124,288
Stock options, awards and employee share purchase plan	6,228	8,068	5,089	8,274
Number of shares used in per share computations	126,442	132,660	124,007	132,562

Earnings per share	$0.06	$0.08	$0.11	$0.16

    We excluded 5.2 million and 1.6 million potential common shares from the computation of dilutive earnings per share for the three months ended June 30, 2009 and 2010, respectively, and 6.5 million and 920 thousand potential shares for the six months ended June 30, 2009 and 2010, respectively, because the effect would have been anti-dilutive.

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

	December 31,	June 30,
(In thousands)	2009	2010

Cash deposits	$64,716	$87,776
Money market funds	60,709	60,720
Cash and cash equivalents	$125,425	$148,496

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

There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities presented on our balance sheet as disclosed in our Form 10-K, as amended, for the year ended December 31, 2009.

Assets and liabilities measured at fair value on a recurring basis are summarized by level below.  The table does not include assets and liabilities which are measured at historical costs or any other basis other than fair value.

(In thousands)	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$60,709	$-	$-	$60,709
Rabbi trust (3)	576	-	-	576
Total	$61,285	$-	$-	$61,285

Liabilities:
Interest rate swap agreement (1)	$-	$1,818	$-	$1,818
Deferred compensation (2)	586	-	-	586
Total	$586	$1,818	$-	$2,404

(In thousands)	June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$60,720	$-	$-	$60,720
Rabbi trust (3)	661	-	-	661
Total	$61,381	$-	$-	$61,381

Liabilities:
Interest rate swap agreement (1)	$-	$942	$-	$942
Deferred compensation (2)	633	-	-	633
Total	$633	$942	$-	$1,575

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

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,	June 30,
(In thousands)	2009	2010

Prepaid expenses	$7,505	$8,258
Other current assets	2,734	2,643
Prepaid expenses and other current assets	$10,239	$10,901

7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2009	June 30, 2010

Computers, software and equipment	1-5 years	$511,279	$577,020
Furniture and fixtures	7 years	22,311	23,673
Buildings and leasehold improvements	2-30 years	134,045	133,726
Land	--	13,860	13,860
Property and equipment, at cost		681,495	748,279
Less accumulated depreciation and amortization		(298,369)	(353,062)
Work in process		49,845	61,433
Property and equipment, net		$432,971	$456,650

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $28.1 million and $36.4 million for the three months ended June 30, 2009 and 2010, respectively, and $54.4 million and $71.5 million for the six months ended June 30, 2009 and 2010, respectively.

At December 31, 2009, the work in process balance consisted of build outs of $35.7 million for office facilities, $8.0 million for data centers, and $6.1 million for capitalized software and other projects.  At June 30, 2010, the work in process balance consisted of build outs of $35.9 million for office facilities, $12.8 million for data centers, and $12.7 million for capitalized software and other projects.

Capitalized interest was $0.2 million and $0.3 million for the three months ended June 30, 2009 and 2010, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2009 and 2010, respectively.

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

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2009	$22,329
Earn-out payment for acquisition	1,000
Balance at June 30, 2010	$23,329

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,	June 30,
(In thousands)	2009	2010

Trade payables	$24,597	$24,181
Accrued compensation and benefits	28,469	30,125
Foreign income taxes payable	6,340	8,025
Vendor accruals	17,806	23,582
Other liabilities	12,561	11,798
Accounts payable and accrued expenses	$89,773	$97,711

10. Debt

Debt outstanding consisted of:

	December 31,	June 30,
(In thousands)	2009	2010

Revolving credit facility	$50,000	$50,000
Notes payable	7,684	4,339
Total debt	57,684	54,339
Less current portion of debt	(4,893)	(2,589)
Total non-current debt	$52,791	$51,750

Revolving Credit Facility

Our revolving credit facility includes an aggregate commitment of $245.0 million.  The facility provides for letters of credit up to $25.0 million. The interest is based on a floating rate, generally the London Interbank Offered Rate (LIBOR) plus a margin spread, which changes ratably from 0.675% to 1.55% dependent on the total funded debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. We are required to pay a facility fee of 0.2% per annum on the full amount committed under the facility and a quarterly administrative fee. The facility has a 5-year term and matures in August 2012, and is fully secured by our domestic assets and a portion of our foreign subsidiary equity holdings and governed by financial and non-financial covenants.  Financial covenants under our facility include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 and a maximum total funded debt to EBITDA ratio of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of June 30, 2010, we were in compliance with all of the covenants under our facility.

The revolving credit facility agreement provides us with the ability to borrow under our credit facility in pounds sterling and euros in addition to U.S. dollars; however, we are limited to borrowings of $75 million in these alternate currencies.  As of June 30, 2010 we did not have any borrowings on our credit facility in alternate currencies.

As of June 30, 2010, the amount outstanding under the facility was $50.0 million, with an outstanding letter of credit of $0.6 million, resulting in an additional $194.4 million available for future borrowings.

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

We are required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, receive variable interest payments based on 1-month LIBOR.  The margin spread as of June 30, 2010 was 1.05% resulting in an effective fixed rate of 5.185%.  The net receipts or payments from the swap are recorded as interest expense. The swap is designated and qualifies as a cash flow hedge. As such, the swap is accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We are utilizing the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective for the six months ended June 30, 2009 and 2010. There was no hedge ineffectiveness recognized in earnings for either period.  If the hedge becomes ineffective, or if certain terms of the facility change, the facility is extinguished, or if the swap is terminated prior to maturity, the fair value of the swap and subsequent changes in fair value may be recognized in the accompanying consolidated statements of income.  The fair value of the swap was estimated based on the yield curve as of December 31, 2009 and June 30, 2010, and represents its carrying value.  See Note 5 for further disclosure on the fair value of the interest rate swap and Note 15 for further information on comprehensive income.

The following table presents the impact of the interest rate swap on the consolidated balance sheets:

	December 31,	June 30,
(In thousands)	2009	2010
Accounts payable and accrued expenses	$1,818	$942
Accumulated other comprehensive income (loss), net of tax	$(1,182)	$(612)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2010	2009	2010
Effective gain (loss) recognized in accumulated other comprehensive income, net of tax	$260	$327	$326	$570

As the interest rate swap expires in December 2010, the full amount of other comprehensive income related to the interest rate swap as of June 30, 2010 is expected to be reclassified to expense within the next 6 months.

 As of June 30, 2010, we were in a liability position to the counterparty of the swap and therefore had limited counterparty credit risk.

11. Other Non-Current Liabilities

    Other non-current liabilities consisted of:

	December 31,	June 30,
(In thousands)	2009	2010

Texas Enterprise Fund Grant	$5,000	$5,000
Deferred rent	5,391	9,111
Other	1,374	1,358
Other non-current liabilities	$11,765	$15,469

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

On March 26, 2010 Bedrock Computer Technologies LLC’s filed its First Amended Answer and Counterclaim to Red Hat, Inc.’s Complaint for Declaratory Judgment (Red Hat, Inc., v Bedrock Computer Technologies, LLC Cause No. 6:09-CV-00549 –LED, United States District Court for the Eastern District of Texas). In its answer and counterclaim, Bedrock has named Rackspace as a third party defendant in a civil action by asserting cross claims against Rackspace and several other companies alleging direct and indirect infringement of  United States Patent No. 5,893,120 based on the use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. Bedrock is seeking a finding that the third party defendants, including Rackspace, be enjoined from selling any infringing product, and that Bedrock be awarded actual damages, pre and post judgment interest and attorney’s fees. We believe that we have meritorious defenses to the claims and intend to defend ourselves vigorously against these infringement claims.  At this time, we do not anticipate that the claims will have a material adverse effect on our business, financial position or results of operations.  There can be no assurance, however, that we will be successful in our defense.

13. Share-Based Compensation

    In January 2010, an additional 5.7 million shares became available for future grant pursuant to the automatic share reserve increase or “evergreen” provision under our Amended and Restated 2007 Long-Term Incentive Plan.  As of June 30, 2010, the total number of shares authorized under all of our plans was 48.5 million shares, of which approximately 10.8 million shares were available for future grants.

Outstanding stock awards were as follows:

	December 31, 2009	June 30, 2010
Restricted stock units	2,087,500	2,518,375
Stock options	16,841,232	16,217,209
Total outstanding awards	18,928,732	18,735,584

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2010:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	2,087,500	$5.47
Granted	438,558	$19.19
Released	-	$-
Cancelled	(7,683)	$19.51
Outstanding at June 30, 2010	2,518,375	$7.82

Expected to vest after June 30, 2010 *	2,423,487	$7.39

* Includes reduction of shares outstanding due to estimated forfeitures

The restricted stock units (RSUs) granted in 2010 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  Stock-based compensation expense for these service vesting RSUs is measured based on the closing fair market value of the company’s common stock on the date of grant and is recognized ratably over the service period.

As of June 30, 2010, there were 2.0 million RSUs outstanding that were granted in 2009 to our chief executive officer and another member of the executive team.  The vesting of these RSUs is dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur.

As of June 30, 2010, there was $13.3 million of total unrecognized compensation cost related to non-vested RSUs that we have granted, which will be amortized using the straight line method over a remaining weighted average period of 2.8 years.

The following table summarizes the stock option activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	16,841,232	$6.02	7.56	$249,801
Granted	981,844	$19.08
Exercised	(1,110,202)	$4.31
Cancelled	(495,665)	$9.23
Outstanding at June 30, 2010	16,217,209	$6.83	7.22	$187,817

Vested and exercisable at June 30, 2010	6,866,983	$3.65	6.01	$100,889

Vested and exercisable at June 30, 2010 and expected to vest thereafter *	15,402,446	$6.63	7.15	$181,311
* Includes reduction of shares outstanding due to estimated forfeitures

The stock options that were granted in 2010 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of 10 years.

The total pre-tax intrinsic value of the stock options exercised during the three months ended June 30, 2009 and 2010, was $11.7 million and $6.8 million, respectively, and $19.4 million and $15.6 million for the six months ended June 30, 2009 and 2010, respectively.

The weighted average fair value of stock options issued during the three months ended June 30, 2009 and 2010 was $4.90 and $9.42 respectively, and $3.03 and $10.56 for the six months ended June 30, 2009 and 2010, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Expected stock volatility	60%	55%	60% - 61%	55% - 56%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.30%	2.40% - 2.66%	2.24% - 2.30%	2.40% - 2.79%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years

    As of June 30, 2010, there was $34.0 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight line method over a weighted average period of 1.81 years.

Share-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2010	2009	2010

Cost of revenue	$675	$1,163	$1,304	$2,132
Sales and marketing	721	1,100	1,419	1,980
General and administrative	3,621	4,113	6,531	8,242
Pre-tax share-based compensation	5,017	6,376	9,254	12,354
Less: Income tax benefit	(1,819)	(2,118)	(3,371)	(4,124)
Total share-based compensation
expense, net of tax	$3,198	$4,258	$5,883	$8,230

14. Taxes

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

We currently file income tax returns in the U.S., and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2005 through 2009, U.K. income tax examinations for the years 2002 through 2008, Netherlands income tax examinations for the years 2007 and 2008, and Hong Kong income tax examinations for the year 2008. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes. Our effective tax rate is impacted by earnings being realized in countries where we have lower statutory rates.

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

We currently have a refund claim for sales tax paid on certain licenses that has gone through a judicial hearing.  It is our position that these licenses are exempt from sales tax based on resale.  Should the court agree with our position, it is our intention to file an additional refund claim for remaining open periods. However, if the court disagrees, we will have the option to appeal in district court.  As of June 30, 2010, the court has not yet made a decision.

As of June 30, 2010, we recognized an income tax receivable of $15.5 million due to the anticipated annual benefit related to tax deductions for stock based compensation.  Of the $15.5 million income tax receivable, $8.4 million was recorded in the current quarter with an offset to additional paid-in capital.  The company expects taxable income for the full year 2010 and therefore has recognized the appropriate tax benefit in accordance with prescribed accounting guidance.

15. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2010	2009	2010

Net income	$6,991	$11,198	$13,579	$21,010
Derivative instrument, net of deferred taxes of $(139) and $(176) for the three months ended
June 30, 2009 and 2010, and $(175) and $(307) for the six months ended June 30, 2009 and 2010.	260	327	326	570
Foreign currency cumulative translation adjustment, net of taxes of $(1,908) and $465 for the three months ended
June 30, 2009 and 2010, and $(1,697) and $512 for the six months ended June 30, 2009 and 2010.	8,254	(2,173)	7,474	(6,589)
Total other comprehensive income (loss)	8,514	(1,846)	7,800	(6,019)
Total comprehensive income	$15,505	$9,352	$21,379	$14,991

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(1,182)	$(9,075)	$(10,257)
2010 changes in fair value	570	-	570
2010 translation adjustment	-	(6,589)	(6,589)
Balance at June 30, 2010	$(612)	$(15,664)	$(16,276)

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

Revenue is attributed to geographic location based on the location of the operating entity that enters into the contractual relationship with the customer.  We break down the locations into either the U.S. or outside the U.S., which primarily consists of our business operations in the U.K.  Total net revenue by geographic region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2010	2009	2010
United States	$113,309	$141,214	$223,873	$273,401
Outside United States	38,686	46,100	73,199	92,718
Total net revenue	$151,995	$187,314	$297,072	$366,119

Our long-lived assets are primarily located in the U.S. and U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

	December 31,	June 30,
(In thousands)	2009	2010
United States	$344,353	$371,985
Outside United States	88,618	84,665
Total property and equipment, net	$432,971	$456,650

17. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $189 thousand and $92 thousand of rent expense on our consolidated statements of income for the three months ended June 30, 2009 and 2010, respectively, and $366 thousand and $186 thousand for the six months ended June 30, 2009 and 2010, respectively.

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

We sell our services to small and medium-sized businesses as well as large enterprises. For the first six months of 2010, 25.3% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. In addition to our operations in the U.S. and U.K., we operate a data center in Hong Kong and sales offices in Hong Kong and the Netherlands, which generate minimal revenue.  Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. For the first six months of 2010, no individual customer accounted for greater than 2% of our net revenue.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except annualized net	June 30,	September 30,	December 31,	March 31,	June 30,
revenue per average technical square foot)	2009	2009	2009	2010	2010
Growth
Managed hosting customers at period end	19,363	19,328	19,304	19,366	19,433
Cloud customers at period end**	51,440	61,616	71,621	80,080	88,590
Number of customers at period end	70,803	80,944	90,925	99,446	108,023

Managed hosting, net revenue	$138,943	$147,065	$152,394	$159,536	$164,094
Cloud, net revenue	$13,052	$15,334	$17,122	$19,269	$23,220
Net revenue	$151,995	$162,399	$169,516	$178,805	$187,314
Revenue growth (year over year)	16.2%	17.4%	18.4%	23.2%	23.2%

Net upgrades (monthly average)	1.2%	1.2%	1.3%	1.1%	1.4%
Churn (monthly average)	-1.0%	-1.1%	-0.8%	-0.9%	-0.9%
Growth in installed base (monthly average) *	0.2%	0.1%	0.4%	0.2%	0.5%

Number of employees (Rackers) at period end	2,648	2,730	2,774	2,905	3,002
Number of servers deployed at period end	52,269	54,655	56,671	59,876	61,874

Profitability
Income from operations	$13,403	$13,128	$15,689	$16,728	$17,831
Depreciation and amortization	$29,711	$32,696	$35,018	$36,698	$37,991
Share-based compensation expense
Cost of revenue	$675	$778	$768	$969	$1,163
Sales and marketing	$721	$826	$639	$880	$1,100
General and administrative	$3,621	$4,008	$3,851	$4,129	$4,113
Total share-based compensation expense	$5,017	$5,612	$5,258	$5,978	$6,376
Adjusted EBITDA (1)	$48,131	$51,436	$55,965	$59,404	$62,198

Adjusted EBITDA margin	31.7%	31.7%	33.0%	33.2%	33.2%

Operating income margin	8.8%	8.1%	9.3%	9.4%	9.5%

Income from operations	$13,403	$13,128	$15,689	$16,728	$17,831
Effective tax rate	36.2%	33.9%	34.0%	33.6%	33.2%
Net operating profit after tax (NOPAT) (1)	$8,551	$8,678	$10,355	$11,107	$11,911

NOPAT margin	5.6%	5.3%	6.1%	6.2%	6.4%

Capital efficiency and returns
Interest bearing debt	$210,284	$167,976	$167,386	$169,517	$169,847
Stockholders' equity	$308,823	$330,392	$349,427	$370,425	$397,994
Less: Excess cash	$(129,638)	$(83,462)	$(105,083)	$(109,840)	$(126,018)
Capital base	$389,469	$414,906	$411,730	$430,102	$441,823
Average capital base	$378,123	$402,188	$413,318	$420,916	$435,963
Capital turnover (annualized)	1.61	1.62	1.64	1.70	1.72

Return on capital (annualized) (1)	9.0%	8.6%	10.0%	10.6%	10.9%

Capital expenditures
Purchases of property and equipment, net	$31,027	$26,024	$34,652	$39,622	$29,050
Vendor financed equipment purchases	$23,637	$20,664	$12,398	$15,766	$15,793
Total capital expenditures	$54,664	$46,688	$47,050	$55,388	$44,843

Customer gear	$32,448	$28,705	$28,421	$32,488	$29,589
Data center build outs	$13,914	$4,028	$7,880	$16,644	$5,955
Office build outs	$1,651	$5,432	$5,350	$1,220	$1,306
Capitalized software and other projects	$6,651	$8,523	$5,399	$5,036	$7,993
Total capital expenditures	$54,664	$46,688	$47,050	$55,388	$44,843

Infrastructure capacity and utilization
Technical square feet of data center space at period end ***	177,371	167,821	162,848	169,998	169,998
Annualized net revenue per average technical square foot	$3,631	$3,764	$4,101	$4,298	$4,407
Utilization rate at period end	59.8%	62.3%	65.3%	66.5%	69.1%

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

ROC increased from 9.0% to 10.9% for the three months ended June 30, 2009 compared to the three months ended June 30, 2010, primarily due to a lower tax rate favorably impacting the ROC calculation for the three months ended June 30, 2010 as well as a reduction of operating costs as a percentage of revenue.  Included in the average capital base are capital expenditures of $15.0 million and $48.4 million related to the build out of our new corporate headquarters facility and data centers, respectively, since the beginning of the second quarter of 2009.

Return on assets increased from 4.4% for the three months ended June 30, 2009 to 6.3% for the three months ended June 30, 2010. This increase was primarily due to higher revenue and net income as well as a lower tax rate, partially offset by growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
	(Unaudited)
(In thousands, except financial metrics)	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Income from operations	$13,403	$13,128	$15,689	$16,728	$17,831
Effective tax rate	36.2%	33.9%	34.0%	33.6%	33.2%
Net operating profit after tax (NOPAT)	$8,551	$8,678	$10,355	$11,107	$11,911

Net income	$6,991	$7,604	$9,035	$9,812	$11,198

Total assets at period end	$656,793	$625,330	$668,645	$691,729	$720,457
Less: Excess cash	$(129,638)	$(83,462)	$(105,083)	$(109,840)	$(126,018)
Less: Accounts payable and accrued expenses	$(87,316)	$(77,108)	$(89,773)	$(92,828)	$(97,711)
Less: Deferred revenues (current and non-current)	$(20,011)	$(18,222)	$(19,444)	$(18,044)	$(16,640)
Less: Other non-current liabilities and deferred taxes	$(30,359)	$(31,632)	$(42,615)	$(40,915)	$(38,265)
Capital base	$389,469	$414,906	$411,730	$430,102	$441,823

Average total assets	$629,114	$641,062	$646,988	$680,187	$706,093
Average capital base	$378,123	$402,188	$413,318	$420,916	$435,963

Return on assets (annualized)	4.4%	4.7%	5.6%	5.8%	6.3%
Return on capital (annualized)	9.0%	8.6%	10.0%	10.6%	10.9%

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

Adjusted EBITDA as a percentage of net revenue has increased from 31.7% for the three months ended June 30, 2009 to 33.2% for the three months ended June 30, 2010 due to revenue increasing at a faster rate than our operating costs.

Income from operations has been favorably impacted by cost containment initiatives particularly in our general and administrative functions, but was partially offset by higher depreciation and amortization expense resulting from capital investments, and increasing share-based compensation expense from grants of stock options and other stock awards to employees. Our operating income margin increased from 8.8% for the three months ended June 30, 2009 to 9.5% for the three months ended June 30, 2010.

See our Adjusted EBITDA reconciliation below.

	Three Months Ended
	(Unaudited)
(Dollars in thousands)	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Net revenue	$151,995	$162,399	$169,516	$178,805	$187,314

Income from operations	$13,403	$13,128	$15,689	$16,728	$17,831

Net income	$6,991	$7,604	$9,035	$9,812	$11,198
Plus: Income taxes	$3,973	$3,900	$4,648	$4,957	$5,572
Plus: Total other (income) expense	$2,439	$1,624	$2,006	$1,959	$1,061
Plus: Depreciation and amortization	$29,711	$32,696	$35,018	$36,698	$37,991
Plus: Share-based compensation expense	$5,017	$5,612	$5,258	$5,978	$6,376
Adjusted EBITDA	$48,131	$51,436	$55,965	$59,404	$62,198

Operating income margin	8.8%	8.1%	9.3%	9.4%	9.5%

Adjusted EBITDA margin	31.7%	31.7%	33.0%	33.2%	33.2%

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

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2010	June 30, 2010
	(Unaudited)
Adjusted EBITDA	$62,198	$121,602
Non-cash deferred rent	1,316	3,120
Total capital expenditures	(44,843)	(100,231)
Cash payments for interest, net	(1,831)	(3,928)
Cash payments for income taxes, net	(1,415)	(3,699)
Adjusted free cash flow	$15,425	$16,864

Net Leverage (Non-GAAP financial measure)

We define Net Leverage as Net Debt divided by Adjusted EBITDA (trailing twelve months). We believe that Net Leverage is an important metric for investors in evaluating a company’s liquidity. Note that Net Leverage is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our Net Leverage calculation below.

(Dollars in thousands)	As of June 30,
	2010
	(Unaudited)
Obligations under capital leases	$115,508
Debt	54,339
Total debt	$169,847
Less: Cash and cash equivalents	(148,496)
Net debt	$21,351
Adjusted EBITDA (trailing twelve months)	$229,003

Net leverage	0.09	x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010

Net revenue	$151,995	$162,399	$169,516	$178,805	$187,314
Costs and expenses:
Cost of revenue	48,235	53,093	53,405	57,007	61,470
Sales and marketing	19,080	19,860	20,016	21,977	23,285
General and administrative	41,566	43,622	45,388	46,395	46,737
Depreciation and amortization	29,711	32,696	35,018	36,698	37,991
Total costs and expenses	138,592	149,271	153,827	162,077	169,483
Income from operations	13,403	13,128	15,689	16,728	17,831
Other income (expense):
Interest expense	(2,172)	(2,147)	(2,096)	(2,144)	(1,875)
Interest and other income (expense)	(267)	523	90	185	814
Total other income (expense)	(2,439)	(1,624)	(2,006)	(1,959)	(1,061)
Income before income taxes	10,964	11,504	13,683	14,769	16,770
Income taxes	3,973	3,900	4,648	4,957	5,572
Net income	$6,991	$7,604	$9,035	$9,812	$11,198

    Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	31.7%	32.7%	31.5%	31.9%	32.8%
Sales and marketing	12.6%	12.2%	11.8%	12.3%	12.4%
General and administrative	27.3%	26.9%	26.8%	25.9%	25.0%
Depreciation and amortization	19.5%	20.1%	20.7%	20.5%	20.3%
Total costs and expenses	91.2%	91.9%	90.7%	90.6%	90.5%
Income from operations	8.8%	8.1%	9.3%	9.4%	9.5%
Other income (expense)
Interest expense	-1.4%	-1.3%	-1.2%	-1.2%	-1.0%
Interest and other income (expense)	-0.2%	0.3%	0.1%	0.1%	0.4%
Total other income (expense)	-1.6%	-1.0%	-1.2%	-1.1%	-0.6%
Income before income taxes	7.2%	7.1%	8.1%	8.3%	9.0%
Income taxes	2.6%	2.4%	2.7%	2.8%	3.0%
Net income	4.6%	4.7%	5.3%	5.5%	6.0%

Due to rounding, totals may not equal the sum of the line items in the table above.

Second Quarter 2010 Overview

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

The highlights and significant events of the three months ended June 30, 2010 and the impact on our operating results compared to the three months ended, March 31, 2010 were as follows:

Net Revenue - Net revenue increased $8.5 million, or 4.8%, from $178.8 million in the three months ended March 31, 2010 to $187.3 million in the three months ended June 30, 2010.  The market for hosting services continues to be highly competitive and we face competition from existing competitors as well as new market entrants.  However, we continue to grow our Managed Hosting and Cloud service offerings and believe that this full portfolio of hosting services positions us to benefit from increased IT spending in the future. During the second quarter, we experienced a negative revenue impact due to a strengthening U.S. dollar relative to the pound sterling, which resulted in a decrease to revenue of approximately $2.0 million, or 1.1%, for the three months ended June 30, 2010 compared to the three months ended March 31, 2010 with a minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. For the three months ended March 31, 2010 and June 30, 2010 we experienced a monthly average churn rate of 0.9%, while net upgrades increased from 1.1% for the three months ended March 31, 2010 to 1.4% for the three months ended June 30, 2010.  Overall, our installed base had growth at an average rate of 0.2%  for the three months ended March 31, 2010 compared to growth at an average rate of 0.5% for the three months ended June 30, 2010.

Income from Operations - Income from operations increased $1.1 million, or 6.6%, from $16.7 million for the three months ended March 31, 2010 to $17.8 million for the three months ended June 30, 2010.  Operating income margin was 9.4% for the three months ended March 31, 2010 compared to 9.5% for the three months ended June 30, 2010.

Adjusted EBITDA - Adjusted EBITDA increased $2.8 million, or 4.7%, from $59.4 million for the three months ended March 31, 2010 to $62.2 million in the three months ended June 30, 2010.  Adjusted EBITDA as a percentage of revenue remained at 33.2% for the three months ended March 31, 2010 and June 30, 2010. See the discussion of Adjusted EBITDA, a non-GAAP financial measure for additional information.

Net Income and Net Income per Share - Net income was $9.8 million, or $0.07 per share on a diluted basis for the three months ended March 31, 2010 compared to net income of $11.2 million, or $0.08 per share on a diluted basis for the three months ended June 30, 2010. The increase in net income was mainly due to revenue growth.  Lower general and administrative expenses, and depreciation and amortization expenses as a percentage of revenue, as well as a decrease in other expense for the three months ended June 30, 2010 compared to the three months ended March 31, 2010, were offset by an increase in cost of revenue, and sales and marketing expense as a percentage of revenue.

To date, the majority of our services has been offered on a subscription basis however, the advent of virtual and cloud technology services provided on a pay-as-you-go basis are becoming more prevalent. During 2010, our revenue increased across our portfolio of services, but pay-as you go based service revenue grew at a significantly faster rate than our subscription service revenue. We believe that this trend will continue as the market changes the way it consumes computing resources and more companies begin to utilize cloud solutions. As this portion of our revenue continues to increase at a higher rate than our subscription business, our current installed base growth metric may not capture this revenue growth effectively. This is because historically, we have calculated installed base growth on our subscription business only.  We are currently reviewing a more suitable basis of calculation to capture growth in all of our service offerings and intend to update this metric.  If we had included our pay-as-you-go business in installed base growth under our current methodology, the current growth rate would have been 0.6% compared to the 0.5% currently reported.  Historically, the inclusion of our non-subscription business in the calculation of installed base growth did not change the result by more than 0.1%.

In response to the trend for cloud computing, we recently launched OpenStack, an open source cloud platform that powers our Cloud Files and Cloud Servers offerings. We believe that this initiative will help drive industry standards, prevent vendor lock in and foster the development of cloud technology. By creating an environment that supports further cloud development, we will enhance our opportunities to continue and grow our commitment to serving our customers through Fanatical Support®. While it is difficult to predict the impact that OpenStack will have on our business, we believe that this initiative will enable us to maintain our position as a leader within the cloud computing industry.

In addition to OpenStack, we intend to release our Cloud offerings to the UK market in late 2010 and continue to develop and release additional service offerings and enhancements to existing product offerings that further increases our capabilities around Hybrid Hosting that allows our customers to choose and mix our dedicated, public and Cloud technologies. We continue to focus on the service intensive segment of the market.

As our business continues to grow, we will require additional data center capacity.  In May 2010, we signed an additional lease to expand the capacity in our Chicago data center to accommodate future growth.  We will continue to evaluate opportunities to secure further data center capacity in the future.

Quarterly Results of Operations (June 30, 2009 through June 30, 2010)

Net Revenue

Our net revenue has increased sequentially in each quarter primarily due to an increased volume of services provided, both due to an increasing number of new customers and incremental services rendered to existing customers. During this time period, the growth rate was negatively impacted by the economic conditions and decreased IT spend by our customers.  Furthermore, in the fourth quarter of 2009 and the first and second quarters of 2010, the growth rate was negatively impacted by the strengthening U.S. dollar versus the pound sterling.  In the second and third quarters of 2009 we experienced a favorable impact from a weakening U.S. dollar versus the pound sterling.  In addition to the impact of the economic conditions and foreign exchange rates, net revenue in the second and fourth quarters of 2009 was negatively impacted by service credits issued to certain customers who experienced downtime as a result of service interruptions in a portion of our data center operations in Grapevine, Texas.  In the second and fourth quarters of 2009, we extended approximately $2.4 million and $1.3 million, respectively, for these service credits.

Cost of Revenue

Because of the growth of our revenue, our cost of revenue has increased sequentially in each quarter.  Beginning in the second and third quarters of 2009, we began incurring rent expense related to our Northern Virginia and Chicago area data centers, even though we did not begin operations in the Chicago area data center until the first quarter of 2010.  We recorded non-cash rent expense related to these data centers of $0.2 million, $1.9 million, $2.5 million, $2.2 million and $1.6 million in the second quarter of 2009, third quarter of 2009, fourth quarter of 2009, first quarter of 2010 and second quarter of 2010, respectively.  Additionally, in the three months ended December 31, 2009, there was a $2.1 million reduction to cost of revenue related to the reversal of a previously recorded obligation relating to an unresolved contractual issue with a vendor.  This reversal was partially offset by an increase in non-equity incentive compensation and other employee related expenses of $1.8 million, which occurred in part from the impact the reversal had on fourth quarter of 2009 results based on targets defined within our non-equity incentive plan.

Employee non-equity incentive compensation through our current non-equity incentive plan, in effect since January 1, 2009, is dependent upon the financial results of the company in relation to a preset target level. Thus, favorable financial performance in comparison to the preset target level is partially offset by increased  non-equity incentive compensation expense.  If company achievement of the preset target results in a 10% increase in the non-equity incentive compensation percentage payout, this would increase total non-equity incentive compensation by approximately $0.3 million on an after-tax basis and increase net income by $0.1 million.  Company achievement resulting in a 10% decrease in the non-equity incentive compensation percentage payout would decrease total non-equity incentive compensation by approximately $0.3 million on an after-tax basis and decrease net income by $0.1 million.

Also, in the first quarter of 2010 consulting costs increased $1.7 million.  As a percentage of revenue, cost of revenue remained consistent over the periods presented.

Sales and Marketing Expenses

During 2009, we continued to focus on scaling our expenditures, which is evidenced in the reduction in sales and marketing, expenses as a percentage of revenue in the last three quarters of 2009.  Sales and marketing began to increase due to an increase in commissions associated with higher sales and increased discretionary spending in the first two quarters of 2010.  As a percentage of revenue, sales and marketing decreased throughout 2009 from 12.6% to 11.8% with a small increase to 12.4% in the second quarter of 2010.

General and Administrative Expenses

Our general and administrative expenses have increased sequentially throughout 2009 and the first two quarters of 2010.  Increases have primarily been due to additional headcount in order to support the growth in the business.  As a percentage of revenue, general and administrative expenses have decreased sequentially each quarter from 27.3% in the second quarter of 2009 to 25.0% in the second quarter of 2010.

Depreciation and Amortization

Our depreciation and amortization has increased sequentially throughout 2009 and the first two quarters of 2010 as a result of capital expenditures to support the growth of our business.  As a percentage of revenue, depreciation and amortization has increased from 19.5% in the second quarter of 2009 to 20.7% in the fourth quarter of 2009 with a decrease in the first half of 2010 to 20.3% in the second quarter of 2010.

Three Months Ended June 30, 2009 and June 30, 2010

Net Revenue

Our net revenue was $152.0 million for the three months ended June 30, 2009 and $187.3 million for the three months ended June 30, 2010, an increase of $35.3 million, or 23.2%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Net revenue for the three months ended June 30, 2010 would have been approximately $1.7 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $48.2 million for the three months ended June 30, 2009, and $61.5 million for the three months ended June 30, 2010, an increase of $13.3 million, or 27.6%. Of this increase, $7.1 million was attributable to employee-related expenses due to increases in salaries and benefits of $5.6 million, non-equity incentive compensation of $1.0 million and share-based compensation expense of $0.5 million. These increases are primarily due to the hiring of data center and support personnel to support our growth, higher percentage attainment against the preset target, and equity awards granted in the first quarter of 2010.  The cost increase was further attributable to an increase in license costs of $1.3 million, an increase in data center costs of $2.3 million related to power and rent and an increase in consulting fees related to data center assessments and improvements of $2.0 million.  The remaining increase was due to small increases in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $19.1 million for the three months ended June 30, 2009 and $23.3 million for the three months ended June 30, 2010, an increase of $4.2 million, or 22.0%. Of this increase, $2.5 million was attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales.  Travel and other employee related expenses increased $0.6 million and advertising and Internet-related marketing expenditures increased $1.1 million.

General and Administrative Expenses

Our general and administrative expenses were $41.6 million for the three months ended June 30, 2009 and $46.7 million for the three months ended June 30, 2010, an increase of $5.1 million, or 12.3%. Of this increase, $3.8 million was attributable to employee-related expenses due to increases in salaries and benefits of $2.0 million, non-equity incentive compensation of $1.3 million and share-based compensation expense of $0.5 million.  These increases are primarily due to additional headcount, better higher percentage attainment against the preset target and equity awards granted in the first quarter of 2010.  Professional fees increased $0.8 million primarily as a result of increased consulting expenses related to accounting and tax services and corporate strategy. In addition, travel and other employee related expenses such as recruiting fees and relocation increased $1.4 million primarily due to a general increase in hiring during the three months ended June 30, 2010.  Finally, expenses for non-income taxes increased $0.6 million.  The overall increase was partially offset by a decrease in bad debt expense of $1.3 million due to a positive change in customer payment patterns and increased cash collections.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $29.7 million for the three months ended June 30, 2009 and $38.0 million for the three months ended June 30, 2010, an increase of $8.3 million, or 27.9%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $2.2 million for the three months ended June 30, 2009 and $1.9 million for the three months ended June 30, 2010, a decrease of $0.3 million, or 13.6%.  The decrease was primarily due to the decreased level of indebtedness (including capital leases), as well as decreased borrowing rates.  Interest expense was partially offset by capitalized interest of $0.2 million for the three months ended June 30, 2009 and $0.3 million for the three months ended June 30, 2010.

Interest and other income (expense) was $(0.3) million for the three months ended June 30, 2009 and $0.8 million for the three months ended June 30, 2010.  In the three months ended June 30, 2009, we recognized $0.1 million in interest and other income and foreign currency losses of $(0.4) million.  In the three months ended June 30, 2010, we recognized minimal interest and other income and foreign currency gains of $0.8 million.

Income Taxes

Our effective tax rate decreased from 36.2% for the three months ended June 30, 2009 to 33.2% for the three months ended June 30, 2010, primarily as a result of increased earnings in 2010 being realized in countries where we have lower statutory rates than in the previous year.  Our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items.

Six Months Ended June 30, 2009 and June 30, 2010

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Six Months Ended
(In thousands)	June 30, 2009	June 30, 2010

Net revenue	$297,072	$366,119
Costs and expenses:
Cost of revenue	94,445	118,477
Sales and marketing	39,582	45,262
General and administrative	79,106	93,132
Depreciation and amortization	57,515	74,689
Total costs and expenses	270,648	331,560
Income from operations	26,424	34,559
Other income (expense):
Interest expense	(4,707)	(4,019)
Interest and other income (expense)	(358)	999
Total other income (expense)	(5,065)	(3,020)
Income before income taxes	21,359	31,539
Income taxes	7,780	10,529
Net income	$13,579	$21,010

	Six Months Ended
(Percent of net revenue)	June 30, 2009	June 30, 2010

Net revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	31.8%	32.4%
Sales and marketing	13.3%	12.4%
General and administrative	26.6%	25.4%
Depreciation and amortization	19.4%	20.4%
Total costs and expenses	91.1%	90.6%
Income from operations	8.9%	9.4%
Other income (expense)
Interest expense	-1.6%	-1.1%
Interest and other income (expense)	-0.1%	0.3%
Total other income (expense)	-1.7%	-0.8%
Income before income taxes	7.2%	8.6%
Income taxes	2.6%	2.9%
Net income	4.6%	5.7%

Net Revenue

Our net revenue was $297.1 million for the six months ended June 30, 2009 and $366.1 million for the six months ended June 30, 2010, an increase of $69.0 million, or 23.2%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the pound sterling for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Net revenue for the six months ended June 30, 2010 would have been approximately $1.8 million lower had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $94.4 million for the six months ended June 30, 2009, and $118.5 million for the six months ended June 30, 2010, an increase of $24.1 million, or 25.5%. Of this increase, $12.9 million was attributable to employee-related expenses due to increases in salaries and benefits of $9.3 million, non-equity incentive compensation of $1.5 million, share-based compensation expense of $0.8 million and contract labor related to short-term projects of $1.3 million.  These increases are primarily due to additional headcount, higher percentage attainment against the preset target and equity awards granted in the first quarter of 2010.  Total compensation increased as a result of salary increases and the hiring of data center and support personnel to support our growth. The cost increase was further attributable to an increase in data center costs of $3.8 million related to power and rent, an increase in license costs of $2.6 million and an increase in consulting fees related to data center assessments and improvements of $3.7 million.  The remaining increase was due to small increases in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $39.6 million for the six months ended June 30, 2009 and $45.3 million for the six months ended June 30, 2010, an increase of $5.7 million, or 14.4%. Of this increase, $4.2 million was attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales.  Travel and other employee related expenses increased $1.0 million and advertising and Internet-related marketing expenditures increased $0.4 million.

General and Administrative Expenses

Our general and administrative expenses were $79.1 million for the six months ended June 30, 2009 and $93.1 million for the six months ended June 30, 2010, an increase of $14.0 million, or 17.7%. Of this increase, $10.5 million was attributable to employee-related expenses due to increases in salaries and benefits of $6.5 million, non-equity incentive compensation of $2.3 million, and share-based compensation expense of $1.7 million.  These increases are primarily due to additional headcount, higher percentage attainment against the preset target and equity awards granted in the first quarter of 2010.  Professional fees increased $1.9 million primarily as a result of increased consulting expenses related to accounting and tax services, corporate strategy and internal system maintenance and improvements.  Travel and other employee related expenses such as recruiting fees and relocation increased $2.7 million primarily due to the addition of several executive level positions and a general increase in hiring during the six months ended June 30, 2010.  Additionally, property tax increased $0.7 million due to the addition of data center facilities.  The overall increase was partially offset by a decrease in bad debt expense of $2.4 million due to a positive change in customer payment patterns and increased cash collections.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $57.5 million for the six months ended June 30, 2009 and $74.7 million for the six months ended June 30, 2010, an increase of $17.2 million, or 29.9%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $4.7 million for the six months ended June 30, 2009 and $4.0 million for the six months ended June 30, 2010, a decrease of $0.7 million, or 14.9%.  The decrease was primarily due to the decreased level of indebtedness (including capital leases), as well as decreased borrowing rates.  Interest expense was partially offset by capitalized interest of $0.5 million for the six months ended June 30, 2009 and $0.3 million for the six months ended June 30, 2010.

Interest and other income (expense) was $(0.4) million for the six months ended June 30, 2009 and $1.0 million for the six months ended June 30, 2010.  In the six months ended June 30, 2009, we recognized $0.1 million in interest and other income and foreign currency losses of $(0.5) million.  In the six months ended June 30, 2010, we recognized $0.1 million of interest and other income and foreign currency gains of $0.9 million.

Income Taxes

Our effective tax rate decreased from 36.4% for the six months ended June 30, 2009 to 33.4% for the six months ended June 30, 2010, primarily as a result of increased earnings in 2010 being realized in countries where we have lower statutory rates than in the previous year.  Our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items.

Liquidity and Capital Resources

At June 30, 2010, our cash and cash equivalents balance was $148.5 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

Our revolving credit facility agreement allows us to borrow in pounds sterling and euros in addition to U.S. dollars; however, we are limited to borrowings of $75 million in these alternate currencies. The option to borrow in other foreign currencies provides some protection against fluctuations in currencies in the countries in which we do business. The credit facility also has financial covenants that include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 each quarter and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of June 30, 2010, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. Outstanding debt under our line of credit remained at $50.0 million as of June 30, 2010, with an outstanding letter of credit of $0.6 million.  As of June 30, 2010, we had an additional $194.4 million available for future borrowings.  Our credit facility expires in August 2012.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2009 and June 30, 2010, we had $117.4 million and $119.8 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we expect to continue to finance at least some of our equipment purchases through these arrangements.

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

We currently believe that current cash and cash equivalents, cash generated by operations and available borrowings through vendor financing arrangements, data center lease arrangements, and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future. Our long-term future capital requirements will depend on many factors, most importantly our growth of revenue, and our investments in new technologies and services. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. As our business continues to grow, our need for data center capacity will also grow.  Most recently we have financed data center growth through leasing activities and we will continue to evaluate all opportunities to secure further data center capacity in the future.  We could be required, or could elect, to seek additional funding in the form of debt or equity.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	(Unaudited)
(In thousands)	2009	2010
Cash provided by operating activities	$88,848	$102,855
Cash used in investing activities	$(62,238)	$(69,237)
Cash provided by (used in) financing activities	$(119,547)	$(8,595)
Acquisition of property and equipment by capital leases and equipment notes payable	$35,320	$31,559

Operating Activities

 Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities was $88.8 million in the first six months of 2009 compared to $102.9 million in the first six months of 2010, an increase of $14.1 million, or 15.9%.  Net income increased from $13.6 million in the first six months of 2009 to $21.0 million in the first six months of 2010.  A summary of the significant changes in non-cash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

• Depreciation and amortization expense was $57.5 million in the first six months of 2009 compared to $74.7 million in the first six months of 2010.  The increase in depreciation and amortization was due to the purchases of servers, networking gear and computer software (internally developed technology), and leasehold improvements, as well as the amortization of intangibles.

• Our provision for bad debts and customer credits decreased from $6.4 million in the first six months of 2009 to $1.4 million in the first six months of 2010 due to positive changes in customer payment patterns and increased cash collections, as well as lower service level agreement credits.

• Share-based compensation expense was $9.3 million in the first six months of 2009 compared to $12.4 million in the first six months of 2010.  The increase in expense was due to stock options and restricted stock units granted in 2009 and the first six months of 2010.

• Excess tax benefits from share-based compensation arrangements had no cash impact in the first six months of 2009 and created an operating cash outflow of $15.5 million in the first six months of 2010.  Rackspace did not recognize the excess tax benefit from the exercise of options in 2009 because it did not result in a reduction of its current tax payable.  However, for the 2010 period, the company does expect to have taxable income for a full year and, as such, has recognized the cumulative excess tax benefit in accordance with the accounting guidance.

• The change in accounts receivable was a cash outflow of $12.9 million in the first six months of 2009 compared to a cash outflow of $6.7 million in the first six months of 2010.

• The change in income taxes receivable was a cash outflow of $1.0 million in the first six months of 2009 compared to a cash inflow of $12.0 million in the first six months of 2010.  We received federal income tax refunds totaling $8.1 million in the six months ended June 30, 2010, related to the 2008 and 2009 tax periods.  The remainder of the change in income taxes receivable is due to the recognition of excess tax benefits from share-based compensation arrangements.

• The change in accounts payable and accrued expenses created a $12.1 million cash inflow in the first six months of 2009 compared to a $9.9 million cash inflow in the first six months of 2010.  The changes resulted from the timing of payments for trade payables.

• The change in deferred rent created a $0.1 million cash inflow in the first six months of 2009 compared to a $3.1 million cash inflow in the first six months of 2010.  The change resulted from data center lease arrangements that were entered into in 2009 with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the quarter.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $62.2 million in the first six months of 2009 compared to $69.2 million in the first six months of 2010, an increase of $7.0 million, or 11.3%.  The increase was primarily due to an increase in data center build outs and an increase in purchases of customer gear.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements decreased from $35.3 million for the first six months of 2009 to $31.6 million for the first six months of 2010.

Financing Activities

Net cash used in financing activities was $119.5 million in the first six months of 2009 compared to $8.6 million in the first six months of 2010, a change of $110.9 million. This was due primarily to $100.0 million in net payments to our revolving credit facility during the first six months of 2009 compared to no repayments or advances in the first six months of 2010. Principal payments on capital leases and notes payable were $25.4 million in the first six months of 2009 compared to $29.1 million during the first six months of 2010.  In addition, proceeds from employee stock plans and the related excess tax benefits increased by $14.3 million in the first six months of 2010.  Our net leverage as of June 30, 2010 was 0.09 times.  See above for our discussion of Non-GAAP Financial Measures.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of June 30, 2010:

(In thousands)	Total	2010	2011-2012	2013-2014	2015 and Beyond
	(Unaudited)

Capital leases (1)	$122,336	$31,898	$82,063	$8,375	$-
Operating leases	336,572	9,275	46,405	47,207	233,685
Purchase commitments	59,148	21,359	37,789	-	-
Revolving credit facility (2)	50,000	-	50,000	-	-
Software and equipment notes (2)	4,339	1,548	2,791	-	-
Total contractual obligations	$572,395	$64,080	$219,048	$55,582	$233,685

(1) Represents principal and interest.
(2) Represents principal only.

Leases

Capital leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for data center facilities and office space.

In May 2010, Rackspace entered into an agreement to lease additional space at our Chicago area data center.  The operating lease has a term of 15 years from the commencement date with total estimated financial obligation of approximately $100 million to $110 million over the 15 year term, inclusive of base lease payments and Rackspace’s pro-rata share of operating expenses.  Rackspace has a one-time option to terminate the lease after ten years subject to a penalty, as well as upon expiration of the lease, to renew the lease for two successive five year periods.

Purchase commitments

Our purchase commitments are primarily related to costs associated with our data centers including bandwidth and consulting services as well as commitments to prepay for certain software licenses.  In June 2010, we entered into a 3-year software license agreement with a reseller of licenses under which we will make a prepayment of $18.0 million at the beginning of each year for a specified quantity of software licenses.  We expect to realize a cost savings as a result of entering into the agreement.

Revolving Credit Facility

We have a credit facility with a committed amount of $245.0 million. As of June 30, 2010, we had $50.0 million of revolving loans outstanding and a $0.6 million letter of credit outstanding under the credit facility, resulting in $194.4 million available for future borrowings.  The credit facility has a variable interest rate, which is generally the London Interbank Offered Rate (LIBOR) margin plus a margin spread. The rate was equal to 1.40% at June 30, 2010.

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

A description of our critical accounting policies that involve significant management judgment appears in our Annual Report filed on Form 10-K filed with the SEC on February 26, 2010, as amended, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Recent Accounting Pronouncements

For a full description of new accounting pronouncements, including the respective dates of adoption and impact on results of operation and financial condition, see “Notes to the Unaudited Consolidated Financial Statements – Note 2.  Summary of Significant Accounting Policies.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Power Prices.    We are a large consumer of power.  During the first six months of 2010, we expensed approximately $8.3 million that was paid to utility companies to power our data centers, representing 2.3% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, seasonal fluctuations, and are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. In August 2008, we entered into a fixed price contract with a provider of electricity for power for our Grapevine data center. The contract allows the company to periodically convert the price to a floating market price during the arrangement.  The original term of the contract was 19 months and allowed the provider an option to extend the contract for an additional 19 months.  The provider opted to extend the option in January 2010 for an additional 19 months.  Also, in June 2009, we entered into a similar fixed price contract for 12 months for our Slough U.K. data center that has since been extended for an additional 12 months to expire in May 2011.  These contracts have been designated as meeting the normal purchases and normal sales exception and thus are not accounted for as derivatives.

During April 2010, the U.K.’s carbon emission trading scheme (CRC Carbon Efficiency Trading Scheme) came into operation and based on our data center energy consumption in the U.K., registration would have been mandatory. However, because we did not meet all of the criteria, we are not required to register under the CRC’s first phase.  Under the scheme’s first phase, the period commencing April 2010 to March 2011 is considered a footprint year under which participant companies are required to track and report their carbon dioxide emissions to the regulatory body. Beginning April 2011, participants will be required to purchase allowances to offset their carbon dioxide emissions. The purchase of these allowances will increase the cost of power.  If the government decides to keep the scheme under a second phase, it is likely Rackspace UK will need to register and participate in it. The purchase of carbon allowances under a second phase is not expected until 2012; however, the full financial impact of this scheme will be determined as we enter the second phase, which the company is preparing for in 2011. No legislation has been enacted to date that would impact our U.S. or Hong Kong data centers.

Interest Rates.    Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving credit facility. As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure. As a result, we may be exposed to interest rate risk on the un-hedged portion of our borrowings.  For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of June 30, 2010 we did not have exposure to interest rate risk as we only had $50.0 million outstanding on our revolving credit facility.

Leases.    The majority of our purchases of customer gear are vendor financed through capital leases with fixed payment terms generally over three to five years, coinciding with the depreciation period of the equipment.  As of June 30, 2010, we have a principal liability for these leases of $115.5 million on our consolidated balance sheet, of which $51.5 million is classified as current.  Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or the borrowing rates, which are fixed rates, may increase.

Foreign Currencies.    The majority of our customers are invoiced, and substantially all of our expenses are paid, in the functional currency of our associated operating entity. As such, there is a minimal impact to our margins.  A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency, such as the euro. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates.  We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both the U.S. dollar and the pound sterling.  During the first six months of 2010, we recognized foreign currency gains of $0.9 million within other income (expense).  We have not entered into any currency hedging contracts, although we may do so in the future. Our revolving credit facility agreement provides us with the ability to borrow from our credit facility in pounds sterling and euros, rather than restricting borrowings to U.S. dollars. We currently do not have borrowings in any alternative currencies from our credit facility. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter reporting period identified in connection with management’s evaluation as required and defined by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 26, 2010 Bedrock Computer Technologies LLC’s filed its First Amended Answer and Counterclaim to Red Hat, Inc.’s Complaint for Declaratory Judgment (Red Hat, Inc., v Bedrock Computer Technologies, LLC Cause No. 6:09-CV-00549 –LED, United States District Court for the Eastern District of Texas). In its answer and counterclaim, Bedrock has named Rackspace as a third party defendant in a civil action by asserting cross claims against Rackspace and several other companies alleging direct and indirect infringement of  United States Patent No. 5,893,120 based on the use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. Bedrock is seeking a finding that the third party defendants, including Rackspace, be enjoined from selling any infringing product, and that Bedrock be awarded actual damages, pre and post judgment interest and attorney’s fees. We believe that we have meritorious defenses to the claims and intend to defend ourselves vigorously against these infringement claims.  At this time, we do not anticipate that the claims will have a material adverse effect on our business, financial position or results of operations.  There can be no assurance, however, that we will be successful in our defense.

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

Our network, power supplies and data centers are subject to various points of failure.  Problems with our cooling equipment, generators, uninterruptible power supply, or UPS, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage.  Because our hosting services do not require geographic proximity of our data centers to our customers, our hosting infrastructure is consolidated into a few large facilities. While data backup services and disaster recovery services are available as a part of our hosting services offerings, the majority of our customers do not elect to pay the additional fees required to have disaster recovery services store their backup data offsite in a separate facility, which could substantially mitigate the adverse effect to a customer from a single data center failure. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

	Power loss;

	Equipment failure;

	Human error or accidents;

	Sabotage and vandalism;

	Failure by us or our vendors to provide adequate service or maintenance to our equipment;

	Network connectivity downtime;

	Improper building maintenance by the landlords of the buildings in which our facilities are located;

	Physical or electronic security breaches;

	Fire, earthquake, hurricane, tornado, flood, and other natural disasters;

	Water damage; and

	Terrorism.

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

Any future service interruptions could:

	Cause our customers to seek damages for losses incurred;

	Require us to replace existing equipment or add redundant facilities;

	Affect our reputation as a reliable provider of hosting services;

	Cause existing customers to cancel or elect to not renew their contracts; or

	Make it more difficult for us to attract new customers.

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

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited and we may be unable to sustain growth in our customer base for a number of reasons, such as:

	A reduction in the demand for our services due to the economic recession;

	Our inability to market our services in a cost-effective manner to new customers;

	The inability of our customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;

	Our inability to successfully communicate the benefits of hosting to businesses;

	The decision of businesses to host their Internet sites and web infrastructure internally or in colocation facilities as an alternative to the use of our hosting services;

	Our inability to penetrate international markets;

	Our inability to expand our sales to existing customers;

	Our inability to strengthen awareness of our brand; and

	Reliability, quality or compatibility problems with our services.

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, SAVVIS, and other telecommunications companies;

	IT outsourcing providers such as CSC, HP, and IBM;

	Hosting providers such as AT&T, British Telecom, SAVVIS, Terremark, The Planet, and Verio; and

	Large technology companies such as Amazon, Microsoft, Google, IBM and Salesforce.com, who are making investments in cloud computing.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition, and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

	Develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

	Adapt to new or emerging technologies and changes in customer requirements more quickly;

	Bundle hosting services with other services they provide at reduced prices;

	Take advantage of acquisition and other opportunities more readily;

	Adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services; and

	Devote greater resources to the research and development of their products and services.

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

Recently, general worldwide economic conditions have experienced a deterioration due to among other things, credit conditions resulting from the financial crisis affecting the banking system and financial markets including: slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, the ongoing effects of the war in Iraq and Afghanistan, recent international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions can make it extremely difficult for both us and our customers to accurately forecast and plan future business activities.  Additionally, they could cause U.S. and foreign businesses to slow spending on our services, which could delay and lengthen our new customer sales cycle and cause existing customers to do one or more of the following:

	Cancel or reduce planned expenditures for our services;

	Seek to lower their costs by renegotiating their contracts with us;

	Move their hosting services in-house; or

	Switch to lower-priced solutions provided by us or our competitors.

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

As of June 30, 2010, outstanding indebtedness under our credit facility totaled $50.0 million, with an outstanding letter of credit of $0.6 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions.  Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owed under our credit facility.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $115.5 million as of June 30, 2010. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first six months of 2010, we expensed approximately $4.4 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed price utilities contracts.  If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk.

Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving credit facility.  As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure.  As a result, we may be exposed to interest rate risk on the un-hedged portion of our borrowings.  For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of June 30, 2010 we did not have exposure to interest rate risk as we only had $50.0 million outstanding on our revolving credit facility.

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

Our use of open source software could impose limitations on our ability to provide our services and expose us to litigation, which could adversely affect our financial condition and operating results.

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

We have also sponsored an open source project designed to foster the emergence of cloud computing technology standards and cloud interoperability. Our participation in the project includes the release of our previously proprietary core cloud storage code and we expect to release additional core cloud code in the future. Our sponsorship activities could subject us to additional risks of litigation including indirect infringement claims based on third party contributors because of our sponsorship of this project.

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

We anticipate that, for the foreseeable future, a significant portion of our revenue will continue to be derived from sources outside of the U.S. A key element of our growth strategy is to further expand our customer base internationally and successfully operate data centers in foreign markets. We have limited experience operating in foreign jurisdictions other than the U.K. and expect to continue to grow our international operations. Managing a global organization is difficult, time consuming, and expensive. Our inexperience in operating our business globally increases the risk that international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include:

	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

	Lack of familiarity with and unexpected changes in foreign regulatory requirements;

	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

	Difficulties in managing and staffing international operations;

	Fluctuations in currency exchange rates;

	Potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added tax systems, and restrictions on the repatriation of earnings;

	Dependence on certain third parties, including channel partners with whom we do not have extensive experience;

	The burdens of complying with a wide variety of foreign laws and legal standards;

	Increased financial accounting and reporting burdens and complexities;

	Political, social, and economic instability abroad, terrorist attacks and security concerns in general; and

	Reduced or varied protection for intellectual property rights in some countries.

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

We have made acquisitions and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

	The difficulty of assimilating the operations and personnel of the combined companies;

	The risk that we may not be able to integrate the acquired services or technologies with our current services, products, and technologies;

	The potential disruption of our ongoing business;

	The diversion of management attention from our existing business;

	The inability of management to maximize our financial and strategic position through the successful integration of the acquired businesses;

	Difficulty in maintaining controls, procedures, and policies;

	The impairment of relationships with employees, suppliers, and customers as a result of any integration;

	The loss of an acquired base of customers and accompanying revenue; and

	The assumption of leased facilities, other long-term commitments or liabilities that could have a material adverse impact on our profitability and cash flow.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2009 and June 30, 2010, the closing trading price of our common stock was very volatile, ranging between $15.51 and $23.09 per share, including single-day increases of up to 10.7% and declines up to 9.2%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1 *†	First Amendment to Lease, dated May 4, 2010, by and between Trantula Ventures LLC and Rackspace US, Inc.

10.2 *	Non-Employee Director Compensation Schedule, effective September 1, 2010

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith
†
Confidential treatment has been requested for portions of this exhibit.  These portions have been omitted from this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2010.
Rackspace Hosting, Inc.

Date: August 9, 2010	By:	/s/ Bruce R. Knooihuizen
Bruce R. Knooihuizen
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)