Form 10-Q
period 2010-09-30
RACKSPACE HOSTING, INC.
filed 2010-11-09
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

On October 29, 2010, 126,117,096 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	September 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,425	$166,557
Accounts receivable, net of allowance for doubtful accounts and
customer credits of $4,298 as of December 31, 2009, and $2,774 as of September 30, 2010	38,732	44,826
Income taxes receivable	7,509	2,823
Deferred income taxes	9,764	4,234
Prepaid expenses and other current assets	10,239	24,827
Total current assets	191,669	243,267

Property and equipment, net	432,971	474,320
Goodwill	22,329	23,329
Intangible assets, net	10,790	6,658
Other non-current assets	10,886	12,624
Total assets	$668,645	$760,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,773	$101,427
Current portion of deferred revenue	17,113	14,278
Current portion of obligations under capital leases	46,415	57,266
Current portion of debt	4,893	2,340
Total current liabilities	158,194	175,311

Non-current deferred revenue	2,331	2,407
Non-current obligations under capital leases	63,287	69,255
Non-current debt	52,791	51,316
Non-current deferred income taxes	30,850	29,538
Other non-current liabilities	11,765	19,134
Total liabilities	319,218	346,961

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 123,773,977 shares issued and outstanding
as of December 31, 2009, 126,076,915 shares issued and
outstanding as of September 30, 2010	124	126
Additional paid-in capital	251,337	283,086
Accumulated other comprehensive loss	(10,257)	(11,017)
Retained earnings	108,223	141,042
Total stockholders’ equity	349,427	413,237
Total liabilities and stockholders’ equity	$668,645	$760,198

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2009	2010	2009	2010

Net revenue	$162,399	$199,710	$459,471	$565,829
Costs and expenses:
Cost of revenue	53,093	64,616	147,538	183,093
Sales and marketing	19,860	24,651	59,442	69,913
General and administrative	43,622	49,131	122,728	142,263
Depreciation and amortization	32,696	39,677	90,211	114,366
Total costs and expenses	149,271	178,075	419,919	509,635
Income from operations	13,128	21,635	39,552	56,194
Other income (expense):
Interest expense	(2,147)	(2,068)	(6,854)	(6,087)
Interest and other income (expense)	523	(1,263)	165	(264)
Total other income (expense)	(1,624)	(3,331)	(6,689)	(6,351)
Income before income taxes	11,504	18,304	32,863	49,843
Income taxes	3,900	6,495	11,680	17,024
Net income	$7,604	$11,809	$21,183	$32,819

Net income per share
Basic	$0.06	$0.09	$0.18	$0.26
Diluted	$0.06	$0.09	$0.17	$0.25

Weighted average number of shares outstanding
Basic	121,501	125,312	119,788	124,633
Diluted	129,160	133,439	125,849	132,824

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2009	2010
Cash Flows From Operating Activities
Net income	$21,183	$32,819
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	90,211	114,366
Loss on disposal of equipment, net	976	569
Provision for bad debts and customer credits	8,848	2,976
Deferred income taxes	5,103	2,982
Deferred rent	2,049	4,171
Share-based compensation expense	14,866	19,537
Other non-cash compensation expense	599	349
Changes in certain assets and liabilities
Accounts receivable	(16,991)	(9,074)
Income taxes receivable	8,246	4,352
Accounts payable and accrued expenses	2,620	12,633
Deferred revenue	(2,394)	(2,689)
All other operating activities	(4,112)	(13,026)
Net cash provided by operating activities	131,204	169,965

Cash Flows From Investing Activities
Purchases of property and equipment, net	(82,640)	(97,894)
Earnout payments for acquisitions	(6,822)	(490)
Other investing activities	-	(75)
Net cash used in investing activities	(89,462)	(98,459)

Cash Flows From Financing Activities
Principal payments of capital leases	(32,513)	(37,947)
Principal payments of notes payable	(5,908)	(4,029)
Payments on line of credit	(150,000)	-
Payments for debt issuance costs	(367)	-
Proceeds from employee stock plans	9,743	11,373
Net cash used in financing activities	(179,045)	(30,603)

Effect of exchange rate changes on cash and cash equivalents	1,846	229

Increase (decrease) in cash and cash equivalents	(135,457)	41,132

Cash and cash equivalents, beginning of period	238,407	125,425

Cash and cash equivalents, end of period	$102,950	$166,557

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$52,294	$54,767
Acquisition of property and equipment by notes payable	3,690	-
Vendor financed equipment purchases	$55,984	$54,767

Shares issued in business combinations	$8,680	$510
Cash payments for interest, net of amount capitalized	$6,266	$5,851
Cash payments for income taxes	$5,300	$15,761

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

Basis of Consolidation

The consolidated financial statements include the accounts of our wholly owned subsidiaries located in the United States of America (U.S.), the United Kingdom (U.K.), the Netherlands, Hong Kong and Gibraltar. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2009 and 2010, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2010, our results of operations for the three and nine months ended September 30, 2009 and 2010, and our cash flows for the nine months ended September 30, 2009 and 2010.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010, as amended.  The results of the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or for any other interim period, or for any other future year.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us last quarter, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us in the first annual reporting period that begins after December 15, 2010 and for interim periods within that annual reporting period. This new guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011.  The new guidance eliminates the requirement that all undelivered elements in a multiple-element revenue arrangement have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption.  We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2009	2010	2009	2010

Basic net income per share:
Net income	$7,604	$11,809	$21,183	$32,819

Weighted average shares outstanding:
Common stock	121,501	125,312	119,788	124,633
Number of shares used in per share computations	121,501	125,312	119,788	124,633

Earnings per share	$0.06	$0.09	$0.18	$0.26
Diluted net income per share:
Net income	$7,604	$11,809	$21,183	$32,819

Weighted average shares outstanding:
Common stock	121,501	125,312	119,788	124,633
Stock options, awards and employee share purchase plan	7,659	8,127	6,061	8,191
Number of shares used in per share computations	129,160	133,439	125,849	132,824

Earnings per share	$0.06	$0.09	$0.17	$0.25

    We excluded 0.5 million and 1.9 million potential common shares from the computation of dilutive earnings per share for the three months ended September 30, 2009 and 2010, respectively, and 5.3 million and 1.2 million potential shares for the nine months ended September 30, 2009 and 2010, respectively, because the effect would have been anti-dilutive.

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

	December 31,	September 30,
(In thousands)	2009	2010

Cash deposits	$64,716	$105,824
Money market funds	60,709	60,733
Cash and cash equivalents	$125,425	$166,557

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

(In thousands)	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$60,709	$-	$-	$60,709
Rabbi trust (3)	576	-	-	576
Total	$61,285	$-	$-	$61,285

Liabilities:
Interest rate swap agreement (1)	$-	$1,818	$-	$1,818
Deferred compensation (2)	586	-	-	586
Total	$586	$1,818	$-	$2,404

(In thousands)	September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$60,733	$-	$-	$60,733
Rabbi trust (3)	736	-	-	736
Total	$61,469	$-	$-	$61,469

Liabilities:
Interest rate swap agreement (1)	$-	$490	$-	$490
Deferred compensation (2)	691	-	-	691
Total	$691	$490	$-	$1,181

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

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,	September 30,
(In thousands)	2009	2010

Prepaid expenses	$7,505	$20,964
Other current assets	2,734	3,863
Prepaid expenses and other current assets	$10,239	$24,827

In June 2010, we entered into a 3-year software license agreement with a reseller of licenses under which we made a prepayment of $18.0 million in July 2010 for a specified quantity of software licenses through May 2011.

7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2009	September 30, 2010

Computers, software and equipment	1-5 years	$511,279	$620,564
Furniture and fixtures	7 years	22,311	24,559
Buildings and leasehold improvements	2-30 years	134,045	138,317
Land	--	13,860	13,860
Property and equipment, at cost		681,495	797,299
Less accumulated depreciation and amortization		(298,369)	(389,401)
Work in process		49,845	66,422
Property and equipment, net		$432,971	$474,320

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $31.0 million and $38.2 million for the three months ended September 30, 2009 and 2010, respectively, and $85.4 million and $109.7 million for the nine months ended September 30, 2009 and 2010, respectively.

At December 31, 2009, the work in process balance consisted of build outs of $35.7 million for office facilities, $8.0 million for data centers, and $6.1 million for capitalized software and other projects.  At September 30, 2010, the work in process balance consisted of build outs of $35.7 million for office facilities, $15.2 million for data centers, and $15.5 million for capitalized software and other projects.

Capitalized interest was $0.2 million for the three months ended September 30, 2009 and 2010 and $0.7 million and $0.5 million for the nine months ended September 30, 2009 and 2010, respectively.

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

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2009	$22,329
Earn-out payment for acquisition	1,000
Balance at September 30, 2010	$23,329

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,	September 30,
(In thousands)	2009	2010

Trade payables	$24,597	$33,586
Accrued compensation and benefits	28,469	26,389
Foreign income taxes payable	6,340	9,021
Vendor accruals	17,806	18,945
Other liabilities	12,561	13,486
Accounts payable and accrued expenses	$89,773	$101,427

10. Debt

Debt outstanding consisted of:

	December 31,	September 30,
(In thousands)	2009	2010

Revolving credit facility	$50,000	$50,000
Notes payable	7,684	3,656
Total debt	57,684	53,656
Less current portion of debt	(4,893)	(2,340)
Total non-current debt	$52,791	$51,316

Revolving Credit Facility

Our revolving credit facility includes an aggregate commitment of $245.0 million.  The facility provides for letters of credit up to $25.0 million. The interest is based on a floating rate, generally the London Interbank Offered Rate (LIBOR) plus a margin spread, which changes ratably from 0.675% to 1.55% dependent on the total funded debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. We are required to pay a facility fee of 0.2% per annum on the full amount committed under the facility and a quarterly administrative fee. The facility has a 5-year term and matures in August 2012, and is fully secured by our domestic assets and a portion of our foreign subsidiary equity holdings and governed by financial and non-financial covenants.  Financial covenants under our facility include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 and a maximum total funded debt to EBITDA ratio of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of September 30, 2010, we were in compliance with all of the covenants under our facility.

The revolving credit facility agreement provides us with the ability to borrow under our credit facility in pounds sterling and euros in addition to U.S. dollars; however, we are limited to borrowings of $75 million in these alternate currencies.  As of September 30, 2010 we did not have any borrowings on our credit facility in alternate currencies.

As of September 30, 2010, the amount outstanding under the facility was $50.0 million, with an outstanding letter of credit of $0.6 million, resulting in an additional $194.4 million available for future borrowings.

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

We are required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, receive variable interest payments based on 1-month LIBOR.  The margin spread as of September 30, 2010 was 1.05% resulting in an effective fixed rate of 5.185%.  The net receipts or payments from the swap are recorded as interest expense. The swap is designated and qualifies as a cash flow hedge. As such, the swap is accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We are utilizing the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective for the nine months ended September 30, 2009 and 2010. There was no hedge ineffectiveness recognized in earnings for either period.  If the hedge becomes ineffective, or if certain terms of the facility change, the facility is extinguished, or if the swap is terminated prior to maturity, the fair value of the swap and subsequent changes in fair value may be recognized in the accompanying consolidated statements of income.  The fair value of the swap was estimated based on the yield curve as of December 31, 2009 and September 30, 2010, and represents its carrying value.  See Note 5 for further disclosure on the fair value of the interest rate swap and Note 15 for further information on comprehensive income.

The following table presents the impact of the interest rate swap on the consolidated balance sheets:

	December 31,	September 30,
(In thousands)	2009	2010
Accounts payable and accrued expenses	$1,818	$490
Accumulated other comprehensive income (loss), net of tax	$(1,182)	$(318)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2010	2009	2010
Effective gain (loss) recognized in accumulated other comprehensive income, net of tax	$130	$294	$455	$864

As the interest rate swap expires in December 2010, the full amount of other comprehensive income related to the interest rate swap as of September 30, 2010 is expected to be reclassified to expense within the next 3 months.

As of September 30, 2010, we were in a liability position to the counterparty of the swap and therefore had limited counterparty credit risk.

11. Other Non-Current Liabilities

Other non-current liabilities consisted of:

	December 31,	September 30,
(In thousands)	2009	2010

Texas Enterprise Fund Grant	$5,000	$5,000
Deferred rent	5,391	10,210
Other	1,374	3,924
Other non-current liabilities	$11,765	$19,134

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

On August 31, 2010, Oasis Research, LLC (“Oasis”) filed a complaint (Cause No. 4:10-CV-435, United States District Court for the Eastern District of Texas) alleging that Rackspace’s products infringe certain United States patents allegedly owned by Oasis. This lawsuit alleges that Rackspace is infringing four patents, including United States Patent Nos. 5,771,354, 5,901,228, 6,411,943 and 7,080,051 by designing and selling products and services related to online backup and storage services. Oasis is seeking unspecified damages for past and continuing or future infringement. We believe that we have meritorious defenses to the claims and intend to defend ourselves vigorously against these infringement claims.  At this time, we do not anticipate that the claims will have a material adverse effect on our business, financial position or results of operations.  There can be no assurance, however, that we will be successful in our defense.

13. Share-Based Compensation

    In January 2010, an additional 5.7 million shares became available for future grant pursuant to the automatic share reserve increase or “evergreen” provision under our Amended and Restated 2007 Long-Term Incentive Plan.  As of September 30, 2010, the total number of shares authorized under all of our plans was 48.5 million shares, of which approximately 9.5 million shares were available for future grants.

Outstanding stock awards were as follows:

	December 31, 2009	September 30, 2010
Restricted stock units	2,087,500	2,893,064
Stock options	16,841,232	15,951,645
Total outstanding awards	18,928,732	18,844,709

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2010:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	2,087,500	$5.47
Granted	820,265	$18.95
Released	-	$-
Cancelled	(14,701)	$19.45
Outstanding at September 30, 2010	2,893,064	$9.22

Expected to vest after September 30, 2010 *	2,746,528	$8.71

* Includes reduction of shares outstanding due to estimated forfeitures

There have been two types of restricted stock units (RSUs) granted in 2010.  The first type vests as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  Stock-based compensation expense for these service vesting RSUs is measured based on the closing fair market value of the company’s common stock on the date of grant and is recognized ratably over the service period.  The second type was granted to members of our executive team. The vesting of these RSUs is dependent upon the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur.

Additionally, as of September 30, 2010, there were 2.0 million RSUs outstanding that were granted in 2009 to our chief executive officer and another member of the executive team.  The vesting of these RSUs is dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur.

As of September 30, 2010, there was $18.8 million of total unrecognized compensation cost related to non-vested RSUs that we have granted, which will be amortized using the straight line method over a remaining weighted average period of 2.7 years.

The following table summarizes the stock option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	16,841,232	$6.02	7.56	$249,801
Granted	1,963,592	$18.87
Exercised	(2,243,677)	$4.95
Cancelled	(609,502)	$9.28
Outstanding at September 30, 2010	15,951,645	$7.62	7.04	$292,793

Vested and exercisable at September 30, 2010	6,380,759	$3.54	5.77	$143,176

Vested and exercisable at September 30, 2010 and expected to vest thereafter *	15,144,186	$7.36	6.98	$282,012
* Includes reduction of shares outstanding due to estimated forfeitures

The stock options that were granted in 2010 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of 7 or 10 years.

The total pre-tax intrinsic value of the stock options exercised during the three months ended September 30, 2009 and 2010, was $12.5 million and $17.2 million, respectively, and $31.9 million and $32.8 million for the nine months ended September 30, 2009 and 2010, respectively.

The weighted average fair value of stock options issued during the three months ended September 30, 2009 and 2010 was $9.03 and $9.08 respectively, and $3.19 and $9.82 for the nine months ended September 30, 2009 and 2010, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Expected stock volatility	59%	55% - 56%	59% - 61%	55% - 56%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.03%	1.44% - 1.76%	2.24% - 3.03%	1.44% - 2.79%
Expected life	6.25 years	4.75 - 6.25 years	6.25 years	4.75 - 6.25 years

As of September 30, 2010, there was $36.2 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight line method over a weighted average period of 1.8 years.

Share-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2010	2009	2010

Cost of revenue	$778	$1,305	$2,082	$3,437
Sales and marketing	826	1,209	2,245	3,189
General and administrative	4,008	4,669	10,539	12,911
Pre-tax share-based compensation	5,612	7,183	14,866	19,537
Less: Income tax benefit	(1,913)	(2,549)	(5,284)	(6,673)
Total share-based compensation expense, net of tax	$3,699	$4,634	$9,582	$12,864

14. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. As such, our effective tax rate is impacted by the geographical distribution of income and mix of profits in the various jurisdictions.  Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file.

We currently file income tax returns in the U.S., and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2006 through 2009, U.K. income tax examinations for the years 2002 through 2008, Netherlands income tax examinations for the years 2007 and 2008, and Hong Kong income tax examinations for the year 2008. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

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

We currently have a refund claim for sales tax paid on certain licenses that has gone through a judicial hearing.  It is our position that these licenses are exempt from sales tax based on resale.  Our claim for refund was denied at an administrative level and exceptions have been filed to appeal the decision.  We are currently waiting to hear if our appeal has been accepted.  If our appeal is denied, we will have the option to further pursue our case in district court.  We have not recorded a receivable related to this claim for refund.

At June 30, 2010, we estimated taxable income for the full year 2010 and recorded a $15.5 million income tax receivable and excess tax benefit.  On September 27, 2010, the “Small Business Jobs Act of 2010” was signed into law, which included the extension of bonus depreciation through 2010.  As a result of the new legislation, we now expect a taxable loss for the full year 2010 and do not anticipate utilizing any benefit in 2010 for tax deductions related to stock compensation.  As a result, we have not recognized an income tax receivable or excess tax benefit during the current period.

15. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2010	2009	2010

Net income	$7,604	$11,809	$21,183	$32,819
Derivative instrument, net of deferred taxes of $(70), and $(158) for the three months ended
September 30, 2009 and 2010, and $(245) and $(465) for the nine months ended September 30, 2009 and 2010.	130	294	455	864
Foreign currency cumulative translation adjustment, net of taxes of $109 and $(274) for the three months ended
September 30, 2009 and 2010, and $(1,588) and $237 for the nine months ended September 30, 2009 and 2010.	(2,176)	4,965	5,299	(1,624)
Total other comprehensive income (loss)	(2,046)	5,259	5,754	(760)
Total comprehensive income	$5,558	$17,068	$26,937	$32,059

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(1,182)	$(9,075)	$(10,257)
2010 changes in fair value	864	-	864
2010 translation adjustment	-	(1,624)	(1,624)
Balance at September 30, 2010	$(318)	$(10,699)	$(11,017)

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

Revenue is attributed to geographic location based on the location of the operating entity that enters into the contractual relationship with the customer.  We break down the locations into either the U.S. or outside the U.S., which primarily consists of our business operations in the U.K.  Total net revenue by geographic region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2010	2009	2010
United States	$119,896	$149,637	$343,769	$423,038
Outside United States	42,503	50,073	115,702	142,791
Total net revenue	$162,399	$199,710	$459,471	$565,829

Our long-lived assets are primarily located in the U.S. and U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

	December 31,	September 30,
(In thousands)	2009	2010
United States	$344,353	$378,995
Outside United States	88,618	95,325
Total property and equipment, net	$432,971	$474,320

17. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $180 thousand and $93 thousand of rent expense on our consolidated statements of income for the three months ended September 30, 2009 and 2010, respectively, and $546 thousand and $279 thousand for the nine months ended September 30, 2009 and 2010, respectively.

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

Overview of our Business

We are the world’s leader in the hosting and cloud computing industry. Our growth is the result of our commitment to serving our customers, known as Fanatical Support®, and our exclusive focus on hosting and cloud computing. We have been successful in attracting and retaining thousands of customers and in growing our business. We are a pioneer in an emerging category, hybrid hosting, which combines the benefits of both traditional dedicated hosting and cloud computing. We are committed to maintaining our service-centric focus and we will follow our vision to be considered one of the world’s greatest service companies.

We offer a portfolio of hosting services, including managed hosting, cloud hosting and cloud application hosting.  The equipment required (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) to deliver services is typically purchased and managed by us.

We sell our services to small and medium-sized businesses as well as large enterprises. For the first nine months of 2010, 25.2% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. In addition to our operations in the U.S. and U.K., we operate a data center in Hong Kong and sales offices in Hong Kong and the Netherlands, which generate minimal revenue.  Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. For the first nine months of 2010, no individual customer accounted for greater than 2% of our net revenue.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except annualized net	September 30,	December 31,	March 31,	June 30,	September 30,
revenue per average technical square foot)	2009	2009	2010	2010	2010
Growth
Managed hosting customers at period end	19,328	19,304	19,366	19,433	19,435
Cloud customers at period end**	61,616	71,621	80,080	88,590	99,297
Number of customers at period end	80,944	90,925	99,446	108,023	118,732

Managed hosting, net revenue	$147,065	$152,394	$159,536	$164,094	$172,947
Cloud, net revenue	$15,334	$17,122	$19,269	$23,220	$26,763
Net revenue	$162,399	$169,516	$178,805	$187,314	$199,710
Revenue growth (year over year)	17.4%	18.4%	23.2%	23.2%	23.0%

Net upgrades (monthly average) *	1.3%	1.4%	1.1%	1.6%	1.6%
Churn (monthly average) *	-1.1%	-0.9%	-0.9%	-1.0%	-1.1%
Growth in installed base (monthly average) *	0.1%	0.5%	0.2%	0.6%	0.5%

Number of employees (Rackers) at period end	2,730	2,774	2,905	3,002	3,130
Number of servers deployed at period end	54,655	56,671	59,876	61,874	63,996

Profitability
Income from operations	$13,128	$15,689	$16,728	$17,831	$21,635
Depreciation and amortization	$32,696	$35,018	$36,698	$37,991	$39,677
Share-based compensation expense
Cost of revenue	$778	$768	$969	$1,163	$1,305
Sales and marketing	$826	$639	$880	$1,100	$1,209
General and administrative	$4,008	$3,851	$4,129	$4,113	$4,669
Total share-based compensation expense	$5,612	$5,258	$5,978	$6,376	$7,183
Adjusted EBITDA (1)	$51,436	$55,965	$59,404	$62,198	$68,495

Adjusted EBITDA margin	31.7%	33.0%	33.2%	33.2%	34.3%

Operating income margin	8.1%	9.3%	9.4%	9.5%	10.8%

Income from operations	$13,128	$15,689	$16,728	$17,831	$21,635
Effective tax rate	33.9%	34.0%	33.6%	33.2%	35.5%
Net operating profit after tax (NOPAT) (1)	$8,678	$10,355	$11,107	$11,911	$13,955
NOPAT margin	5.3%	6.1%	6.2%	6.4%	7.0%

Capital efficiency and returns
Interest bearing debt	$167,976	$167,386	$169,517	$169,847	$180,177
Stockholders' equity	$330,392	$349,427	$370,425	$397,994	$413,237
Less: Excess cash	$(83,462)	$(105,083)	$(109,840)	$(126,018)	$(142,592)
Capital base	$414,906	$411,730	$430,102	$441,823	$450,822
Average capital base	$402,188	$413,318	$420,916	$435,963	$446,323
Capital turnover (annualized)	1.62	1.64	1.70	1.72	1.79

Return on capital (annualized) (1)	8.6%	10.0%	10.6%	10.9%	12.5%

Capital expenditures
Purchases of property and equipment, net	$26,024	$34,652	$39,622	$29,050	$29,222
Vendor financed equipment purchases	$20,664	$12,398	$15,766	$15,793	$23,208
Total capital expenditures	$46,688	$47,050	$55,388	$44,843	$52,430

Customer gear	$28,705	$28,421	$32,488	$29,589	$36,219
Data center build outs	$4,028	$7,880	$16,644	$5,955	$6,162
Office build outs	$5,432	$5,350	$1,220	$1,306	$1,271
Capitalized software and other projects	$8,523	$5,399	$5,036	$7,993	$8,778
Total capital expenditures	$46,688	$47,050	$55,388	$44,843	$52,430

Infrastructure capacity and utilization
Technical square feet of data center space at period end ***	167,821	162,848	169,998	169,998	177,148
Annualized net revenue per average technical square foot	$3,764	$4,101	$4,298	$4,407	$4,602
Utilization rate at period end	62.3%	65.3%	66.5%	69.1%	68.9%

* Prior quarter averages have been updated to reflect the new methodology. See below in the "Third Quarter 2010 Overview" section for discussion of the change in methodology and a comparison of the changes. Due to rounding, totals may not equal the sum of the line items in the table above.
** Amounts include SaaS customers for Jungle Disk using a Rackspace storage solution. Jungle Disk customers using a third party storage solution are excluded.
*** Technical square footage as of September 30, 2010 excludes 24,400 square feet and 3,300 square feet for unused portions of the Chicago and Northern
Virginia facilities, respectively.
(1) See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

    In the table above, we continue to define technical square feet of data center space as space that can be utilized to support IT equipment.  With respect to square footage and utilization, for data centers that are not yet fully utilized (our Northern Virginia and Chicago area facilities) we include square footage and power capacity based on the agreed upon schedule in the lease agreement.  For example, if the agreement has 10 phases and we are in phase five, we include 50% of the total square footage and power capacity called for in the lease agreement.

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

ROC increased from 8.6% to 12.5% for the three months ended September 30, 2009 compared to the three months ended September 30, 2010, primarily due to a reduction of operating costs as a percentage of revenue.  Included in the average capital base are capital expenditures of $14.6 million and $40.7 million related to the build-out of our new corporate headquarters facility and data centers, respectively, since the beginning of the third quarter of 2009.

Return on assets increased from 4.7% for the three months ended September 30, 2009 to 6.4% for the three months ended September 30, 2010. This increase was primarily due to higher revenue and net income, partially offset by a higher tax rate and growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
	(Unaudited)
(In thousands, except financial metrics)	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Income from operations	$13,128	$15,689	$16,728	$17,831	$21,635
Effective tax rate	33.9%	34.0%	33.6%	33.2%	35.5%
Net operating profit after tax (NOPAT)	$8,678	$10,355	$11,107	$11,911	$13,955

Net income	$7,604	$9,035	$9,812	$11,198	$11,809

Total assets at period end	$625,330	$668,645	$691,729	$720,457	$760,198
Less: Excess cash	$(83,462)	$(105,083)	$(109,840)	$(126,018)	$(142,592)
Less: Accounts payable and accrued expenses	$(77,108)	$(89,773)	$(92,828)	$(97,711)	$(101,427)
Less: Deferred revenues (current and non-current)	$(18,222)	$(19,444)	$(18,044)	$(16,640)	$(16,685)
Less: Other non-current liabilities and deferred taxes	$(31,632)	$(42,615)	$(40,915)	$(38,265)	$(48,672)
Capital base	$414,906	$411,730	$430,102	$441,823	$450,822

Average total assets	$641,062	$646,988	$680,187	$706,093	$740,328
Average capital base	$402,188	$413,318	$420,916	$435,963	$446,323

Return on assets (annualized)	4.7%	5.6%	5.8%	6.3%	6.4%
Return on capital (annualized)	8.6%	10.0%	10.6%	10.9%	12.5%

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

Adjusted EBITDA increased $6.3 million, or 10.1%, from $62.2 million for the three months ended June 30, 2010 to $68.5 million in the three months ended September 30, 2010.  Adjusted EBITDA as a percentage of revenue increased from 33.2% for the three months ended June 30, 2010 to 34.3% for the three months ended September 30, 2010.  The primary drivers of the increase in Adjusted EBITDA percentage were decreases in Cost of Revenue and General and Administrative expenses as a percentage of revenue.  The decreases were partially due to changes in non-cash deferred rent and non-equity incentive compensation.  In the third quarter of 2009, we began incurring rent expense related to our Northern Virginia and Chicago area data centers, even though we did not begin operations in the Chicago area data center until the first quarter of 2010.  Overall non-cash rent decreased from $1.4 million in the three months ended June 30, 2010 to $1.0 million in the three months ended September 30, 2010.  Non-cash rent expense is expected to increase due to the new data center lease agreement in Chicago signed in May 2010.  Non-equity incentive compensation decreased $2.6 million as we did not meet our preset target.

Employee non-equity incentive compensation through our current non-equity incentive plan, in effect since January 1, 2009, is dependent upon the financial results of the company in relation to a preset target level. Thus, favorable financial performance in comparison to the preset target level is partially offset by increased non-equity incentive compensation expense.  If company achievement of the preset target results in a 10% increase in the non-equity incentive compensation percentage payout, this would increase total non-equity incentive compensation by approximately $0.5 million on an after-tax basis and increase net income by $0.2 million.  Company achievement resulting in a 10% decrease in the non-equity incentive compensation percentage payout would decrease total non-equity incentive compensation by approximately $0.5 million on an after-tax basis and decrease net income by $0.2 million.

Income from operations has been favorably impacted by cost containment initiatives particularly in our general and administrative functions as well as a decrease in depreciation and amortization expense as a percentage of revenue. Our operating income margin increased from 8.1% for the three months ended September 30, 2009 to 10.8% for the three months ended September 30, 2010.

    See our Adjusted EBITDA reconciliation below.

	Three Months Ended
	(Unaudited)
(Dollars in thousands)	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Net revenue	$162,399	$169,516	$178,805	$187,314	$199,710

Income from operations	$13,128	$15,689	$16,728	$17,831	$21,635

Net income	$7,604	$9,035	$9,812	$11,198	$11,809
Plus: Income taxes	$3,900	$4,648	$4,957	$5,572	$6,495
Plus: Total other expense	$1,624	$2,006	$1,959	$1,061	$3,331
Plus: Depreciation and amortization	$32,696	$35,018	$36,698	$37,991	$39,677
Plus: Share-based compensation expense	$5,612	$5,258	$5,978	$6,376	$7,183
Adjusted EBITDA	$51,436	$55,965	$59,404	$62,198	$68,495

Operating income margin	8.1%	9.3%	9.4%	9.5%	10.8%

Adjusted EBITDA margin	31.7%	33.0%	33.2%	33.2%	34.3%

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

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2010
	(Unaudited)
Adjusted EBITDA	$68,495	$190,097
Non-cash deferred rent	1,051	4,171
Total capital expenditures	(52,430)	(152,661)
Cash payments for interest, net	(1,795)	(5,723)
Cash payments for income taxes, net	(3,577)	(7,276)
Adjusted free cash flow	$11,744	$28,608

Net Leverage (Non-GAAP financial measure)

We define Net Leverage as Net Debt divided by Adjusted EBITDA (trailing twelve months). We believe that Net Leverage is an important metric for investors in evaluating a company’s liquidity. Note that Net Leverage is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our Net Leverage calculation below.

(Dollars in thousands)	As of September 30,
	2010
	(Unaudited)
Obligations under capital leases	$126,521
Debt	53,656
Total debt	$180,177
Less: Cash and cash equivalents	(166,557)
Net debt	$13,620
Adjusted EBITDA (trailing twelve months)	$246,062

Net leverage	0.06	x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010

Net revenue	$162,399	$169,516	$178,805	$187,314	$199,710
Costs and expenses:
Cost of revenue	53,093	53,405	57,007	61,470	64,616
Sales and marketing	19,860	20,016	21,977	23,285	24,651
General and administrative	43,622	45,388	46,395	46,737	49,131
Depreciation and amortization	32,696	35,018	36,698	37,991	39,677
Total costs and expenses	149,271	153,827	162,077	169,483	178,075
Income from operations	13,128	15,689	16,728	17,831	21,635
Other income (expense):
Interest expense	(2,147)	(2,096)	(2,144)	(1,875)	(2,068)
Interest and other income (expense)	523	90	185	814	(1,263)
Total other income (expense)	(1,624)	(2,006)	(1,959)	(1,061)	(3,331)
Income before income taxes	11,504	13,683	14,769	16,770	18,304
Income taxes	3,900	4,648	4,957	5,572	6,495
Net income	$7,604	$9,035	$9,812	$11,198	$11,809

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	32.7%	31.5%	31.9%	32.8%	32.4%
Sales and marketing	12.2%	11.8%	12.3%	12.4%	12.3%
General and administrative	26.9%	26.8%	25.9%	25.0%	24.6%
Depreciation and amortization	20.1%	20.7%	20.5%	20.3%	19.9%
Total costs and expenses	91.9%	90.7%	90.6%	90.5%	89.2%
Income from operations	8.1%	9.3%	9.4%	9.5%	10.8%
Other income (expense)
Interest expense	-1.3%	-1.2%	-1.2%	-1.0%	-1.0%
Interest and other income (expense)	0.3%	0.1%	0.1%	0.4%	-0.6%
Total other income (expense)	-1.0%	-1.2%	-1.1%	-0.6%	-1.7%
Income before income taxes	7.1%	8.1%	8.3%	9.0%	9.2%
Income taxes	2.4%	2.7%	2.8%	3.0%	3.3%
Net income	4.7%	5.3%	5.5%	6.0%	5.9%

Due to rounding, totals may not equal the sum of the line items in the table above.

Third Quarter 2010 Overview

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

The highlights and significant events of the three months ended September 30, 2010 and the impact on our operating results compared to the three months ended, June 30, 2010 were as follows:

Net Revenue

Net revenue increased $12.4 million, or 6.6%, from $187.3 million in the three months ended June 30, 2010 to $199.7 million in the three months ended September 30, 2010.  The market for hosting services continues to be highly competitive and we face competition from existing competitors as well as new market entrants.  However, we continue to grow our Managed Hosting and Cloud service offerings and believe that this full portfolio of hosting services positions us to benefit from increased IT spending in the future. During the third quarter, we experienced a favorable revenue impact due to a weakening U.S. dollar relative to the pound sterling, which resulted in an increase to revenue of approximately $1.8 million, or 0.9%, for the three months ended September 30, 2010 compared to the three months ended June 30, 2010, respectively, with a minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries.

Our business model generates approximately 98% of our revenue on a recurring basis.  To date, the majority of this recurring revenue has been earned as part of a subscription offering; however, the advent of virtual and cloud technology services provided on a utility basis are becoming more prevalent. During 2010, our recurring revenue has increased across our portfolio of services, but utility based service revenue has grown at a significantly faster rate than our subscription service revenue. We believe that this trend will continue as the market changes the way it consumes computing resources and more companies begin to utilize cloud solutions. As this portion of our revenue continues to increase at a higher rate than our subscription business, our current installed base growth metric may not capture this revenue growth effectively. This is because historically, we have calculated installed base growth on our subscription business only.

As noted in our second quarter 10-Q, we were reviewing a more suitable basis of calculation to capture growth in all of our service offerings and we intended to update this metric.  Upon further review, we have updated the calculation to reflect this change in our revenue.

The growth in installed base metric continues to be calculated as the difference between “net upgrades” and defection “churn.”  Net upgrades measure the incremental monthly recurring revenue from customer upgrades less downgrades as a percentage of total monthly recurring revenue before customer credits.  Churn measures the reduction of monthly revenue due to customer terminations as a percentage of total monthly recurring revenue before customer credits.  Terminations typically result from customers who (i) no longer need hosting services, (ii) are unable to pay for hosting services, (iii) decide to provide their services in-house, or (iv) switch to another hosting provider.  We measure net upgrades at the time a customer upgrades or downgrades services with us and we measure churn in the month we stop providing services to the customer.  Net upgrades and churn are expressed as percentage increases (decreases) in the prior month’s total monthly recurring revenue before customer credits.

Prior to this quarter, the calculation included the impact of our utility business in the denominator of this calculation, but not the numerator.  However, beginning this quarter, we have captured the full impact of our utility business by including it in both the denominator and the numerator.  See below for a comparison of the two calculations:

A) Subscription Net Upgrades: $50
B) Utility Net Upgrades: $10
C) Prior Month Subscription and Utility Recurring Revenue before Credits: $1,000

Old Method Installed Base Growth Calculation: 0.5% (A / C)
New Method Installed Based Growth Calculation: 0.6% ((A + B) / C)

The table below is a comparison of our installed base growth metric over the last five quarters using our old methodology compared to what it would have been if we had been using our new methodology:

	Three Months Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010

Net upgrades (monthly average)
New Methodology	1.3%	1.4%	1.1%	1.6%	1.6%
Old Methodology	1.2%	1.3%	1.1%	1.4%	1.4%
Difference	0.1%	0.1%	0.0%	0.2%	0.2%

Churn (monthly average)
New Methodology	-1.1%	-0.9%	-0.9%	-1.0%	-1.1%
Old Methodology	-1.1%	-0.8%	-0.9%	-0.9%	-1.0%
Difference	0.0%	-0.1%	0.0%	-0.1%	-0.1%

Growth in installed base (monthly average)
New Methodology	0.1%	0.5%	0.2%	0.6%	0.5%
Old Methodology	0.1%	0.4%	0.2%	0.5%	0.4%
Difference	0.0%	0.1%	0.0%	0.1%	0.1%

Cost of Revenue

    Our cost of revenue was $61.5 million for the three months ended June 30, 2010, and $64.6 million for the three months ended September 30, 2010, an increase of $3.1 million, or 5.0%.  Of this increase, $2.2 million was attributable to an increase in consulting fees related to data center assessments and improvements.  The cost increase was further attributable to increases in license costs of $0.4 million, data center costs of $0.4 million related to power and rent, and employee-related expenses of $0.2 million. The remaining variance was due to small changes in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $23.3 million for the three months ended June 30, 2010 and $24.7 million for the three months ended September 30, 2010, an increase of $1.4 million, or 6.0%. Of this increase, $1.2 million was attributable to an increase in employee-related expenses. Total compensation increased as a result salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales, partially offset by a decrease in non-equity incentive compensation.  The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $46.7 million for the three months ended June 30, 2010 and $49.1 million for the three months ended September 30, 2010, an increase of $2.4 million, or 5.1%. Of this increase, $0.2 million was attributable to employee-related expenses.  The cost increase was further attributable to increases in bad debt expense of $0.7 million, property insurance and non-income taxes of $0.4 million, and professional fees of $0.2 million. The remaining increase was due to small increases in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $38.0 million for the three months ended June 30, 2010 and $39.7 million for the three months ended September 30, 2010, an increase of $1.7 million, or 4.5%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Net Income and Net Income per Share

Net income was $11.2 million, or $0.08 per share on a diluted basis for the three months ended June 30, 2010 compared to net income of $11.8 million, or $0.09 per share on a diluted basis for the three months ended September 30, 2010. The increase in net income was mainly due to revenue growth.  Lower cost of revenue expenses, general and administrative expenses, and depreciation and amortization expenses as a percentage of revenue, for the three months ended September 30, 2010 compared to the three months ended June 30, 2010, were offset by a slight increase in sales and marketing expense as a percentage of revenue as well as an increase in other expense.  Additionally, net income was negatively impacted by an increase in our global tax rate from 33.23% in the three months ended June 30, 2010 to 35.48% in the three months ended September 30, 2010 due to a higher percentage of earnings in countries with higher statutory rates, as well as foreign currency losses of $1.4 million in the three months ended September 30, 2010 compared to foreign currency gains of $0.8 million in the three months ended June 30, 2010 related to intercompany debt agreements and cash balances held by subsidiaries in a currency other than their functional currency.

Recent Developments

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

In addition to OpenStack, we continue to develop and release additional service offerings and enhancements to existing product offerings that further increases our capabilities around Hybrid Hosting that allows our customers to choose and mix our dedicated, public and Cloud technologies. We continue to focus on the service intensive segment of the market and to this end we are readying for launch our Cloud offering in the UK as well as offering a managed service level on Cloud Servers.  This new offering will extend our industry-leading managed services offering to the Rackspace Cloud as it provides an additional level of support on Cloud Servers that includes a higher service level agreement that guarantees performance through monitoring, the operating system, and application infrastructure support as well as technical guidance.

As our business continues to grow, we will require additional data center capacity.  In May 2010, we signed an additional lease to expand the capacity in our Chicago data center to accommodate future growth.  We will continue to evaluate opportunities to secure further data center capacity in the future.

Three Months Ended September 30, 2009 and September 30, 2010

Net Revenue

Our net revenue was $162.4 million for the three months ended September 30, 2009 and $199.7 million for the three months ended September 30, 2010, an increase of $37.3 million, or 23.0%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Net revenue for the three months ended September 30, 2010 would have been approximately $2.9 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Over the last several quarters, we have experienced fewer customers making prepayments.  We have also seen a decline in the amount of setup fees charged to customers.  Generally, when setup fees are not included in the pricing of our arrangements, there is an increase in the monthly recurring amount paid by the customer.  As a result, this trend has no overall impact on revenue recognized during a period.

Cost of Revenue

Our cost of revenue was $53.1 million for the three months ended September 30, 2009, and $64.6 million for the three months ended September 30, 2010, an increase of $11.5 million, or 21.7%. Of this increase, $5.6 million was attributable to employee-related expenses due to increases in salaries and benefits of $5.3 million, and share-based compensation expense of $0.5 million, partially offset by a decrease in non-equity incentive compensation of $0.2 million. The overall change in employee-related expenses was primarily due to the hiring of data center and support personnel to support our growth and equity awards granted in 2010, partially offset by lower percentage attainment against the preset target for non-equity incentive compensation.  The cost increase was further attributable to an increase in license costs of $1.8 million, an increase in data center costs of $0.6 million related to power and rent and an increase in consulting fees related to data center assessments and improvements of $4.1 million.  The remaining increase was due to small increases in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $19.9 million for the three months ended September 30, 2009 and $24.7 million for the three months ended September 30, 2010, an increase of $4.8 million, or 24.1%. Of this increase, $3.1 million was attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales.  Travel and other employee related expenses increased $0.5 million and advertising and Internet-related marketing expenditures increased $1.1 million.

General and Administrative Expenses

Our general and administrative expenses were $43.6 million for the three months ended September 30, 2009 and $49.1 million for the three months ended September 30, 2010, an increase of $5.5 million, or 12.6%. Of this increase, $2.9 million was attributable to employee-related expenses due to increases in salaries and benefits of $2.6 million and share-based compensation expense of $0.7 million, partially offset by a decrease in non-equity incentive compensation of $0.4 million.  These increases are primarily due to additional headcount and equity awards granted in 2010, partially offset by lower percentage attainment against the preset target for non-equity incentive compensation.  Professional fees increased $0.6 million primarily as a result of increased consulting expenses related to accounting and tax services and corporate strategy. In addition, travel and other employee related expenses such as recruiting fees and relocation increased $1.2 million primarily due to a general increase in hiring during the three months ended September 30, 2010.  The overall increase was partially offset by a decrease in bad debt expense of $0.5 million due to a positive change in customer payment patterns and increased cash collections.  The remaining increase was due to small increases in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $32.7 million for the three months ended September 30, 2009 and $39.7 million for the three months ended September 30, 2010, an increase of $7.0 million, or 21.4%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $2.1 million for the three months ended September 30, 2009 and 2010.  Interest expense was partially offset by capitalized interest of $0.2 million for the three months ended September 30, 2009 and 2010.

Interest and other income (expense) was $0.5 million for the three months ended September 30, 2009 and $(1.3) million for the three months ended September 30, 2010.  In the three months ended September 30, 2009, we recognized $0.1 million in interest and other income and foreign currency gains of $0.4 million.  In the three months ended September 30, 2010, we recognized $0.1 million in interest and other income and foreign currency losses of $(1.4) million.

Income Taxes

    Our effective tax rate increased from 33.9% for the three months ended September 30, 2009 to 35.5% for the three months ended September 30, 2010, primarily because more of our earnings for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 were realized in countries where we have higher statutory tax rates.   Our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items.

We have current tax benefits from net operating losses relating to bonus that are being utilized to reduce our U.S. taxable income.  As such, we expect the U.S. portion of our tax provision to be non-cash.

Nine Months Ended September 30, 2009 and September 30, 2010

    The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2010

Net revenue	$459,471	$565,829
Costs and expenses:
Cost of revenue	147,538	183,093
Sales and marketing	59,442	69,913
General and administrative	122,728	142,263
Depreciation and amortization	90,211	114,366
Total costs and expenses	419,919	509,635
Income from operations	39,552	56,194
Other income (expense):
Interest expense	(6,854)	(6,087)
Interest and other income (expense)	165	(264)
Total other income (expense)	(6,689)	(6,351)
Income before income taxes	32,863	49,843
Income taxes	11,680	17,024
Net income	$21,183	$32,819

	Nine Months Ended
(Percent of net revenue)	September 30, 2009	September 30, 2010

Net revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	32.1%	32.4%
Sales and marketing	12.9%	12.4%
General and administrative	26.7%	25.1%
Depreciation and amortization	19.6%	20.2%
Total costs and expenses	91.4%	90.1%
Income from operations	8.6%	9.9%
Other income (expense)
Interest expense	-1.5%	-1.1%
Interest and other income (expense)	0.0%	0.0%
Total other income (expense)	-1.5%	-1.1%
Income before income taxes	7.2%	8.8%
Income taxes	2.5%	3.0%
Net income	4.6%	5.8%

Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Our net revenue was $459.5 million for the nine months ended September 30, 2009 and $565.8 million for the nine months ended September 30, 2010, an increase of $106.3 million, or 23.1%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Net revenue for the nine months ended September 30, 2010 would have been approximately $1.0 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $147.5 million for the nine months ended September 30, 2009, and $183.1 million for the nine months ended September 30, 2010, an increase of $35.6 million, or 24.1%. Of this increase, $18.6 million was attributable to employee-related expenses due to increases in salaries and benefits of $14.4 million, non-equity incentive compensation of $1.3 million, share-based compensation expense of $1.4 million and contract labor related to short-term projects of $1.5 million.  These increases are primarily due to additional headcount, higher percentage attainment against the preset target and equity awards granted in 2010.  The cost increase was further attributable to an increase in data center costs of $4.5 million related to power and rent, an increase in license costs of $4.4 million and an increase in consulting fees related to data center assessments and improvements of $7.8 million.  The remaining increase was due to small increases in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $59.4 million for the nine months ended September 30, 2009 and $69.9 million for the nine months ended September 30, 2010, an increase of $10.5 million, or 17.7%. Of this increase, $7.3 million was attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales.  Travel and other employee related expenses increased $1.4 million and advertising and Internet-related marketing expenditures increased $1.6 million.

General and Administrative Expenses

Our general and administrative expenses were $122.7 million for the nine months ended September 30, 2009 and $142.3 million for the nine months ended September 30, 2010, an increase of $19.6 million, or 16.0%. Of this increase, $13.4 million was attributable to employee-related expenses due to increases in salaries and benefits of $9.1 million, non-equity incentive compensation of $1.9 million, and share-based compensation expense of $2.4 million.  These increases are primarily due to additional headcount, higher percentage attainment against the preset target for non-equity incentive compensation and equity awards granted in 2010.  Professional fees increased $2.6 million primarily as a result of increased consulting expenses related to accounting and tax services, corporate strategy and internal system maintenance and improvements.  Travel and other employee related expenses such as recruiting fees and relocation increased $3.9 million primarily due to the addition of several executive level positions and a general increase in hiring during the nine months ended September 30, 2010.  Additionally, property tax increased $1.1 million due to the addition of data center facilities.  The overall increase was partially offset by a decrease in bad debt expense of $3.0 million due to a positive change in customer payment patterns and increased cash collections.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $90.2 million for the nine months ended September 30, 2009 and $114.4 million for the nine months ended September 30, 2010, an increase of $24.2 million, or 26.8%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $6.9 million for the nine months ended September 30, 2009 and $6.1 million for the nine months ended September 30, 2010, a decrease of $0.8 million, or 11.6%.  The decrease was primarily due to the decreased level of indebtedness (including capital leases), as well as decreased borrowing rates.  Interest expense was partially offset by capitalized interest of $0.7 million for the nine months ended September 30, 2009 and $0.5 million for the nine months ended September 30, 2010.

Interest and other income (expense) was $0.2 million for the nine months ended September 30, 2009 and $(0.3) million for the nine months ended September 30, 2010.  In the nine months ended September 30, 2009, we recognized $0.4 million in interest and other income and foreign currency losses of $(0.2) million.  In the nine months ended September 30, 2010, we recognized $0.2 million of interest and other income and foreign currency losses of $(0.5) million.

Income Taxes

    Our effective tax rate decreased from 35.5% for the nine months ended September 30, 2009 to 34.2% for the nine months ended September 30, 2010, primarily because more of our earnings for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were realized in countries where we have lower statutory tax rates. Our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and permanent differences between the book and tax treatment of certain items.

We have current tax benefits from net operating losses relating to bonus depreciation that are being utilized to reduce our U.S. taxable income.  As such, we expect the U.S. portion of our tax provision to be non-cash.

Liquidity and Capital Resources

At September 30, 2010, our cash and cash equivalents balance was $166.6 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

Our revolving credit facility agreement allows us to borrow in pounds sterling and euros in addition to U.S. dollars; however, we are limited to borrowings of $75 million in these alternate currencies. The option to borrow in other foreign currencies provides some protection against fluctuations in currencies in the countries in which we do business. The credit facility also has financial covenants that include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 each quarter and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of September 30, 2010, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. Outstanding debt under our line of credit remained at $50.0 million as of September 30, 2010, with an outstanding letter of credit of $0.6 million.  As of September 30, 2010, we had an additional $194.4 million available for future borrowings.  Our credit facility expires in August 2012.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2009 and September 30, 2010, we had $117.4 million and $130.2 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we expect to continue to finance at least some of our equipment purchases through these arrangements.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	(Unaudited)
(In thousands)	2009	2010
Cash provided by operating activities	$131,204	$169,965
Cash used in investing activities	$(89,462)	$(98,459)
Cash provided by (used in) financing activities	$(179,045)	$(30,603)
Acquisition of property and equipment by capital leases and equipment notes payable	$55,984	$54,767

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $131.2 million in the first nine months of 2009 compared to $170.0 million in the first nine months of 2010, an increase of $38.8 million, or 29.6%.  Net income increased from $21.2 million in the first nine months of 2009 to $32.8 million in the first nine months of 2010.  A summary of the significant changes in non-cash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

• Depreciation and amortization expense was $90.2 million in the first nine months of 2009 compared to $114.4 million in the first nine months of 2010.  The increase in depreciation and amortization was due to the purchases of servers, networking gear and computer software (internally developed technology), and leasehold improvements, as well as the amortization of intangibles.

• Our provision for bad debts and customer credits decreased from $8.8 million in the first nine months of 2009 to $3.0 million in the first nine months of 2010 due to positive changes in customer payment patterns and increased cash collections, as well as lower service level agreement credits.

• Deferred income taxes changed from a cash inflow of $5.1 million in the first nine months of 2009 to a cash outflow of $3.0 million in the first nine months of 2010.

• The change in deferred rent created a $2.0 million non-cash increase to cash flow from operating activities in the first nine months of 2009 compared to $4.2 million in the first nine months of 2010.  The change resulted from data center lease arrangements that were entered into in 2009 with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period.

• Share-based compensation expense was $14.9 million in the first nine months of 2009 compared to $19.5 million in the first nine months of 2010.  The increase in expense was due to stock options and restricted stock units granted in 2009 and the first nine months of 2010.

• The change in accounts receivable was a cash outflow of $17.0 million in the first nine months of 2009 compared to a cash outflow of $9.1 million in the first nine months of 2010.

• The change in income taxes receivable was a cash inflow of $8.2 million in the first nine months of 2009 compared to a cash inflow of $4.4 million in the first nine months of 2010.  We received federal income tax refunds totaling $8.4 million in the nine months ended September 30, 2010, related to the 2008 and 2009 tax periods.  The remainder of the change in income taxes receivable is due to stock option exercises and other income tax activity.

• The change in accounts payable and accrued expenses created a $2.6 million cash inflow in the first nine months of 2009 compared to a $12.6 million cash inflow in the first nine months of 2010.  The changes resulted from the timing of payments for trade payables.

• The cash outflow from other all other operating activities increased from $4.1 million in the first nine months of 2009 to $13.0 million in the first nine months of 2010 primarily due to an $18.0 million prepayment for a specified quantity of software licenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $89.5 million in the first nine months of 2009 compared to $98.5 million in the first nine months of 2010, an increase of $9.0 million, or 10.1%.  The increase was primarily due to an increase in purchases of customer gear.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements decreased from $56.0 million for the first nine months of 2009 to $54.8 million for the first nine months of 2010.

Financing Activities

Net cash used in financing activities was $179.0 million in the first nine months of 2009 compared to $30.6 million in the first nine months of 2010, a change of $148.4 million. This was due primarily to $150.0 million in net payments to our revolving credit facility during the first nine months of 2009 compared to no repayments or advances in the first nine months of 2010. Principal payments on capital leases and notes payable were $38.4 million in the first nine months of 2009 compared to $42.0 million during the first nine months of 2010.  Our net leverage as of September 30, 2010 was 0.06 times.  See above for our discussion of Non-GAAP Financial Measures.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of September 30, 2010:

(In thousands)	Total	2010	2011-2012	2013-2014	2015 and Beyond
	(Unaudited)

Capital leases (1)	$133,807	$20,011	$97,604	$16,192	$-
Operating leases	348,938	4,745	50,978	52,029	241,186
Purchase commitments	38,465	928	37,537	-	-
Revolving credit facility (2)	50,000	-	50,000	-	-
Software and equipment notes (2)	3,656	864	2,792	-	-
Total contractual obligations	$574,866	$26,548	$238,911	$68,221	$241,186

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

In August 2010, Rackspace entered into a lease agreement for office space located in the U.K. that will serve as the Company's new international headquarters.  The operating lease has a term of seven years with a total estimated financial obligation of approximately $15 million.

Purchase commitments

Our purchase commitments are primarily related to costs associated with our data centers including bandwidth and consulting services as well as commitments to prepay for certain software licenses.  In June 2010, we entered into a 3-year software license agreement with a reseller of licenses under which we will make a prepayment of $18.0 million at the beginning of each year of the agreement for a specified quantity of software licenses.  We expect to realize a cost savings as a result of entering into the agreement.

Revolving Credit Facility

We have a credit facility with a committed amount of $245.0 million. As of September 30, 2010, we had $50.0 million of revolving loans outstanding and a $0.6 million letter of credit outstanding under the credit facility, resulting in $194.4 million available for future borrowings.  The credit facility has a variable interest rate, which is generally the London Interbank Offered Rate (LIBOR) margin plus a margin spread. The rate was equal to 1.31% at September 30, 2010.

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

Uncertain Tax Positions

We have excluded $0.4 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices.    We are a large consumer of power.  During the first nine months of 2010, we expensed approximately $13.0 million that was incurred to power our data centers, representing 2.3% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, seasonal fluctuations, and are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. We currently have a fixed price contract with a provider of electricity for power for our Grapevine data center that expires in September 2011. The contract allows the company to periodically convert the price to a floating market price during the arrangement.  In September 2010, we entered into another fixed price contract for our Grapevine data center that begins when the previous arrangement expires in October 2011 and runs through September 2013.  Also, in June 2009, we entered into a similar fixed price contract for 12 months for our Slough U.K. data center that has since been extended for an additional 12 months to expire in May 2011.  These contracts have been designated as meeting the normal purchases and normal sales exception and thus are not accounted for as derivatives.

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

Interest Rates.    Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving credit facility until it expires in December 2010. As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure. As a result, we may be exposed to interest rate risk on the un-hedged portion of our borrowings.  For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of September 30, 2010 we did not have exposure to interest rate risk as we only had $50.0 million outstanding on our revolving credit facility.

Leases.    The majority of our purchases of customer gear are vendor financed through capital leases with fixed payment terms generally over three to five years, coinciding with the depreciation period of the equipment.  As of September 30, 2010, we have a principal liability for these leases of $126.5 million on our consolidated balance sheet, of which $57.3 million is classified as current.  Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or the borrowing rates, which are fixed rates, may increase.

Foreign Currencies.    The majority of our customers are invoiced, and substantially all of our expenses are paid, in the functional currency of our associated operating entity. As such, there is a minimal impact to our margins.  A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency, such as the euro. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates.  We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both the U.S. dollar and the pound sterling.  During the first nine months of 2010, we recognized foreign currency gains of $0.5 million within other income (expense).  We have not entered into any currency hedging contracts, although we may do so in the future. Our revolving credit facility agreement provides us with the ability to borrow from our credit facility in pounds sterling and euros, rather than restricting borrowings to U.S. dollars. We currently do not have borrowings in any alternative currencies from our credit facility. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter reporting period identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2010, Oasis Research, LLC (“Oasis”) filed a complaint (Cause No. 4:10-CV-435, United States District Court for the Eastern District of Texas) alleging that Rackspace’s products infringe certain United States patents allegedly owned by Oasis. This lawsuit alleges that Rackspace is infringing four patents, including United States Patent Nos. 5,771,354, 5,901,228, 6,411,943 and 7,080,051 by designing and selling products and services related to online backup and storage services. Oasis is seeking unspecified damages for past and continuing or future infringement. We believe that we have meritorious defenses to the claims and intend to defend ourselves vigorously against these infringement claims.  At this time, we do not anticipate that the claims will have a material adverse effect on our business, financial position or results of operations.  There can be no assurance, however, that we will be successful in our defense.

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

As of September 30, 2010, outstanding indebtedness under our credit facility totaled $50.0 million, with an outstanding letter of credit of $0.6 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions.  Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owed under our credit facility.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $126.5 million as of September 30, 2010. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first nine months of 2010, we expensed approximately $13.0 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed price utilities contracts.  If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk.

Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. Our credit agreement obligates us to hedge part of that interest rate risk with appropriate instruments, such as interest rate swaps or interest rate options. On December 10, 2007, we entered into an at-the-market fixed-payer interest rate swap with a notional amount of $50.0 million at an annual rate of 4.135%. This swap essentially fixes the rate we pay on the first $50.0 million outstanding on our revolving credit facility.  As we borrow more, we may enter into additional swaps to continuously control our interest rate risk. Generally, we do not hedge our complete exposure.  As a result, we may be exposed to interest rate risk on the un-hedged portion of our borrowings.  For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of September 30, 2010 we did not have exposure to interest rate risk as we only had $50.0 million outstanding on our revolving credit facility.

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

We anticipate that, for the foreseeable future, a significant portion of our revenue will continue to be derived from sources outside of the U.S. A key element of our growth strategy is to further expand our customer base internationally and successfully operate data centers in foreign markets. We have limited experience operating in foreign jurisdictions other than the U.K. and expect to continue to grow our international operations. Managing a global organization is difficult, time consuming, and expensive. Our inexperience in operating our business globally increases the risk that international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include:

	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements

	Lack of familiarity with and unexpected changes in foreign regulatory requirements;

	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

	Difficulties in managing and staffing international operations;

	Fluctuations in currency exchange rates;

	Potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added tax systems, and restrictions on the repatriation of earnings;

	Dependence on certain third parties, including channel partners with whom we do not have extensive experience;

	The burdens of complying with a wide variety of foreign laws and legal standards;

	Increased financial accounting and reporting burdens and complexities;

	Political, social, and economic instability abroad, terrorist attacks and security concerns in general; and

	Reduced or varied protection for intellectual property rights in some countries.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2009 and September 30, 2010, the closing trading price of our common stock was very volatile, ranging between $15.51 and $26.11 per share, including single-day increases of up to 10.7% and declines up to 9.2%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

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

    None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

    None

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1 *	Property Lease for HPH1 Hyde Park Hayes Millington Road Hayes Middlesex UB3 4AY by and among Rackspace Limited, Hyde Park GP Limited and Hyde Park Nominee Limited, dated August 18, 2010

10.2 *	Service Agreement by and between Rackspace Limited and David Kelly, dated June 24, 2010

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2010.
Rackspace Hosting, Inc.

Date: November 9, 2010	By:	/s/ Bruce R. Knooihuizen
Bruce R. Knooihuizen
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)