Form 10-K
period 2010-12-31
RACKSPACE HOSTING, INC.
filed 2011-02-22
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.

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

Securities registered pursuant to Section 12(b) of the Act
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

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o

Yes  ☑    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of June 30, 2010, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2010) was $1,500,558,168.

On February 16, 2011, 127,820,347 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders  to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Form 10-K.

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

TRADEMARKS AND SERVICE MARKS

Rackspace® and Fanatical Support® are our registered service marks. Net Promoter® is a registered trademark of Bain & Company, Fred Reichheld and Satmetrix Systems, Inc.; NPS is a service mark of Bain & Company, Inc. EVA® is a registered trademark of Stern Stewart & Co. and EVAdimensions. Other trademarks and tradenames appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ tradenames, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I
ITEM 1 – BUSINESS

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

Overview

We are a hosting specialist, which means that our entire business is related to the delivery and support of hosting solutions for our customers. Hosting and cloud computing is best described as IT services delivered on demand over the Internet. Our hosting solutions provide our customers with an infrastructure in which to house their data and customer support for their hosting solutions. Our rapid growth over the last decade has been fueled by our commitment to provide customers with our unique brand of customer service known as Fanatical Support®.

We were incorporated in Delaware on March 7, 2000 under the name Rackspace.com, Inc., but our operations began in 1998 as a limited partnership, which became our subsidiary through a corporate reorganization completed on August 21, 2001. Our principal executive offices are located at 5000 Walzem Rd., San Antonio, Texas 78218. Our telephone number is (210) 312-4000. Our website address is www.rackspace.com.

Our mission is to be known as one of the world’s great service companies.

Our Industry

We are the world’s leading specialist in the hosting and cloud computing industry.  Hosting is best described as computing services delivered on demand over the Internet.  Rackspace specializes in offering a set of support and managed services on top of raw hosting services that position the company as a mission critical extension of the company’s IT department.

Today, there are three ways that businesses can fulfill their IT requirements.

1.
The first approach is commonly referred to as “do it yourself,” or DIY.  DIY is an approach to managing IT services where a business retains complete ownership and responsibility for ongoing maintenance and management of servers, software, networking equipment, etc.  Companies may choose to house this equipment in their own facilities, or may rent data center space from a colocation provider.

2.	The second approach is outsourcing, where businesses transfer full responsibility for their IT systems, operations, and employees to a third party.

3.	The third approach is hosting, which is the delivery of IT services over the internet.

 We believe that hosting delivers better quality and a more cost-competitive solution than do-it-yourself or outsourcing.  We believe demand for hosting will continue to grow for three reasons:

1.
Lack of In-House IT Expertise.  Smaller companies do not have in-house resources to manage complicated websites or other IT applications, and they do not want to purchase expensive hardware with their available capital.  Yet they must have an increasingly robust, reliable online presence in order to succeed in today’s market.

2.
Strategic Resource Utilization.  Larger companies that do have specialized, dedicated IT resources would rather deploy these resources to more strategic areas of their business rather than managing servers or running a website.

3.
Market Acceptance.  As companies have experienced the benefits of using hosting providers to manage their web sites, they have become more comfortable with the concept of hosting providers managing additional IT services.

Hosting and cloud computing is at the center of a multi-year shift that is changing the way businesses buy IT services.  New cloud computing technologies, which deliver greater agility and more meaningful cost savings to businesses, make hosting even more compelling for a broader market.  We are pioneering an emerging category, Hybrid Hosting, which allows customers to utilize the benefits of both traditional dedicated hosting and emerging cloud hosting. Hybrid Hosting provides businesses the best of both worlds, allowing IT departments to lower costs without sacrificing the benefits of dedicated hosting.  Furthermore, Rackspace’s set of managed support services are critical in this new world of computing as customers increasingly need help to make the transition and utilize these new services.

Our Business

We are a global company.  Our corporate headquarters is located in San Antonio, with operations located in the United States, the United Kingdom, the Netherlands, and Hong Kong.  Our services are sold to businesses in more than 120 countries.  In 2010 we had net revenue of $780.5 million and as of December 31, 2010, we served more than 130,000 business customers and we managed more than 66,000 servers, 2,100,000 email accounts, and 417,000 cloud hosting domains.   No single customer accounted for more than 2% of net revenue in any of the past three years.

We are focused on the segment of the hosting and cloud computing market that includes a strong set of support and management services on top of raw computing services. These services are productized and repeatable, which enables us to operate IT systems for our customers with high levels of up-time, allows us to rapidly deploy new systems and provide an improved total cost of ownership for our customers. Our service offering combines these services with dedicated hosting and cloud computing technologies in a way that best suits our customer’s requirements. We have adopted a portfolio approach to our services which allows customers the flexibility to choose the best combination of support level, dedicated hosting and cloud computing technology to meet their unique IT needs. The major components of our products and services are described in greater detail below:

Our Service

Customer Support. Service is where we differentiate. Fanatical Support®, our unique brand of customer support, is a prescriptive, complex business process we have built over the past decade that differentiates our company in the market. We incorporate Fanatical Support® into all aspects of our hosting services.  Fanatical Support® is designed to generate an extraordinary customer experience. It involves everything from the way we recruit, interview and test prospective employees, to the way we design the right solutions for customers, to the way we measure customer satisfaction and churn on daily basis, to the way we incentivize our teams and managers.  We take this approach because we believe that customers require a trusted partner, due to the many technical aspects of hosting and complexity of the system or the mission critical nature of the business processes that they support.

Our Product Categories

Dedicated hosting refers to a customer-specific, dedicated server, located in our secure, business-class data centers.  Our customers have full administrator privileges and are responsible for most administrative functions.  We provide a customer management portal and other management tools. This service removes the burden of managing the data center, network, hardware devices, and operating system software from the customer.    Due to the dedicated nature of the services provided, dedicated hosting is largely a recurring subscription-based business and is a core service offering.

Cloud Computing refers to pooled computing resources, delivered on-demand, over the Internet.   Cloud technologies allow us to effectively provision and manage a pool of computing resources (or a “cloud”) across a larger base of customers and deliver more computing resources to business when they need them.  At the same time, cloud computing substantially lowers the cost of IT services.  There are multiple varieties of cloud hosting services that are priced on a pay-per-use basis and that can be quickly and easily scaled up or down on-demand.  Today we offer Cloud Servers, Cloud Files, and Cloud Sites as well as Cloud Applications, which includes email, collaboration and file back-ups.  Cloud services are emerging technologies and are core elements of our service offering.

Our Integrated Approach

Hybrid Hosting is a combination of dedicated hosting and cloud computing services, which when combined, create a powerful solution for IT departments.  Each service has specific and unique customer benefits.  As a result, we offer Hybrid Hosting, which provides our customers with a combination of dedicated hosting and cloud computing services that can be easily combined to address their changing and diverse needs.

Competition

Given the significant market potential of hosting and cloud computing, we operate in a rapidly evolving and highly competitive environment.

Our principal areas of competition include:

Do-it-Yourself Solutions.    Businesses may choose to house and maintain their own IT systems, or use a colocation provider to house IT hardware and provide connectivity.  Companies that provide colocation services include AT&T, Equinix, SAVVIS, and other telecommunications companies.  We believe that over time it will be hard for the vast majority of businesses to replicate the capabilities or achieve the low costs of service providers making the do-it-yourself option less attractive for many businesses.

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

Hosting and Cloud Computing Providers.    Businesses may choose to use a hosting or cloud computing provider other than us to provide services and support for their IT systems.  Competitors include AT&T, British Telecom, SAVVIS, Softlayer, Verio, and others.  We also face competition from large technology companies such as Amazon, Microsoft, Google, IBM and Salesforce.com, who are making investments in cloud computing.

Our Approach and Sources of Competitive Advantage

We are focused on creating sustainable competitive advantage in three key areas. First, our vision is to be recognized as one of the world’s great service companies. Since companies must trust their hosting and cloud computing provider with their mission critical IT assets, service reputation is a key selection criterion.  Second, our singular focus is to provide hosting and cloud computing services, which enables us to operate with a financial discipline that keeps costs low, thereby generating returns that exceed our cost of capital. Third, our portfolio approach to services allows customers to select the solution that best fits their requirements. These key principles form the foundation of our business model, which is described in more detail below:

Service Reputation - We believe that excellent customer service creates customer loyalty, which in turn leads to higher profits and growth.  We call our unique, industry-leading customer service model “Fanatical Support®,” because our entire company is focused on going above and beyond expectations in order to delight the customer.  Fanatical Support® builds loyalty, which in turn delivers three key benefits:

•
Loyal customers buy more. Customer loyalty increases the tenure of customers and the longer they stay the more they tend to buy from us, leading to higher revenue and a higher revenue per customer ratio.

•
Loyal customers stay with us longer, which means that loyal customers are more profitable. Further, loyal customers refer other customers. Both help in saving customer acquisition costs and reduce the amount of sales and marketing costs that we need to spend to generate revenue growth.

•	Loyal customers can be served more cost effectively. After initial provisioning, the average cost of serving a customer is reduced, leading to higher average profits and profit margins over time.

As a measure of customer loyalty, we use the Net Promoter Score® (NPS), developed by Bain & Company, Inc., Fred Reichheld, and Satmetrix Systems, Inc. to track the likelihood that customers will refer us to friends or colleagues.  Surveys are conducted on an ongoing basis with results summarized monthly and analyzed to determine areas for improvement.  We work with our customers to understand what they consider “must haves,” and what they would like to see in terms of incremental improvements to our service offerings.

Fanatical Support is a result of our unique culture.  Employees are called Rackers, and are rewarded for going above and beyond to serve customers.  The highest form of recognition is the Straightjacket Award, which is given to the employee who best demonstrates Fanatical Support® in action.  We are also very selective in our hiring process.  Our philosophy is that technical and functional literacy can be taught, but personality is ingrained.  We strive to hire employees with the personality traits which fit well within our culture and our teams. Periodically, we conduct employee engagement surveys as a measure of cultural health, and reward those managers that create an engaging and high-performance environment.  In 2011, Fortune magazine ranked us in its list of “100 Best Companies to Work For.”  We firmly believe that our unique culture is a point of sustained differentiation, because corporate culture cannot be easily or quickly replicated by competitors.

Singular Focus - We are focused exclusively on providing computing power using dedicated and shared technologies.  Modern computing infrastructure is complex and ever-changing, so this specialist focus has allowed us to build a productized set of services that are repeatable, efficient, high-quality and valuable to customers.  Our employees, systems, management practices and organizational processes are tuned to continuously improve our high-volume hosting and cloud computing offerings.  Many of our competitors have to balance their hosting and cloud computing lines of business with other areas of focus.  These other products and services compete internally for the resources and talent needed to make hosting successful.  Our exclusive focus on hosting enables us to more rapidly and accurately deploy, upgrade and scale our systems and services.  This focus has generated industry-leading revenue growth, profitability and customer satisfaction.

Portfolio Approach - Many hosting providers offer a limited set of services, or rely on third party reselling relationships to complete their hosting portfolio. Our portfolio of services allows us to deliver the right offering at the right budget for the customer.  Because of the breadth of our portfolio, customers can host their entire environment with us, allowing them to benefit from the simplicity of working with one hosting specialist, rather than managing multiple providers.  Additionally, our Hybrid Hosting approach allows customers the flexibility to combine both traditional and emerging services for a solution that best addresses their unique IT requirements.

Research and Development

For the years ended December 31, 2008, 2009 and 2010, we recognized $10.8 million, $12.6 million and $18.8 million of research and development expense, respectively.  Our research and development efforts are focused on developing new services including:

•	Deployment of new technologies to address emerging trends, such as cloud computing;

•	Development and enhancement of proprietary tools;

•	Development and enhancement of processes for sales and support; and

•	Development and enhancement of data center operations.

We believe cloud computing is a paradigm shift in IT and we are investing heavily to take advantage of these new technologies.  In addition to the research and development expenses incurred, we have capitalized internal software development and other project costs in the amount of $24.2 million, $25.0 million and $32.3 million in the years ended December 31, 2008, 2009 and 2010, respectively.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark and trade secret laws in the U.S., the European Union, and various countries in Asia, South America, and elsewhere, and contractual restrictions to establish and protect certain proprietary rights in our data, applications, and services. We have rights to patents on a wide range of technology. We have trademarks registered or pending in the U.S., the European Union, and various countries in Asia, South America, and elsewhere for our name and certain words and phrases that we use in our business. We rely on copyright laws to protect software and certain other elements of our proprietary technologies, although to date we have not registered for copyright protection. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technologies.

In addition, we license third-party software and other technologies that are used in the provision of or incorporated into some elements of our services.

Employees
As of December 31, 2010, we employed 3,262 Rackers, a net increase of 488, or 17.6%, compared to December 31, 2009. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

Sales and Marketing

Our service suite is sold via direct sales teams, through third-party channel partners and via online ordering. Our direct sales model is based on centralized sales teams with leads generated primarily from customer referrals and corporate marketing efforts. This model also includes a centralized enterprise field sales force, which targets select businesses in that segment. Our channel partners include management and technical consultancies, technology integrators, software application providers, and web developers.  Online sales occur via online stores located in the relevant sections of our website.

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

Our Support Team Structure

Our support teams are specifically structured based on our customer’s product and service choices. Service teams are comprised of personnel that can address a wide range of business and technical issues for a customer and are available 24/7/365.

Financial Information About Geographic Areas

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 20 – Segment Information” for financial information related to our geographic areas.  For information regarding certain risks relating to our foreign operations, please see the risk titled, “Our ability to operate and expand our business is susceptible to risks associated with international sales and operations” in Item 1A, “Risk Factors.”

Available Information
We file annual, quarterly, and special reports, proxy statements and other information with the SEC. You may read and copy any materials that we have filed with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. In addition, we make available free of charge on or through our Internet website, http://www.rackspace.com under “Investors”, all of the annual, quarterly and special reports, proxy statements, Section 16 insider reports on Form 3, Form 4 and Form 5 and amendments to these reports and other information we file with the SEC. Additionally, our board committee charters and code of ethics are available on our website and in print to any stockholder who requests them. The information contained on our website is not incorporated herein by reference and does not comprise a part of this Annual Report on Form 10-K.

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

Adapting to evolving technologies can require substantial financial investments, distract management and adversely affect the demand of our existing products or services.

Adapting to evolving technologies can require that we put a significant amount of resources into the development, integration and marketing of those technologies as we productize them.  The acceptance and growth of cloud computing is an example of a rapidly changing technology that we have adapted and productized. This adaption has already required us to make a substantial financial investment to develop and implement cloud computing into our hosting solution model and has required significant attention from management to refine our business strategies to include the delivery of cloud computing and hybrid solutions. As the market continues to adopt this new technology, we expect to continue to make substantial investments in our service solutions and system integrations related to this changing technology.

Even if we if we succeed in adapting to a new technology by developing attractive products and services and successfully bringing them to market, there is no assurance that the new product or service would have a positive impact on our financial performance and could even result in lower revenue, lower margins and/or higher costs and therefore could negatively impact our financial performance. For example, the introduction of our cloud computing solutions provides a reasonable alternative to some of our dedicated hosting solutions at a lower price point and some of our dedicated hosting customers have switched to cloud computing solutions. We expect that other customers in this situation will switch to cloud computing in the future. This change in service results in a reduction of revenue that we acquire from those customer and, if there were a material transfer of services in our existing customer base, the change could result in a material reduction in our overall revenue and have an adverse affect on our operations.

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, SAVVIS, and other telecommunications companies;

	IT outsourcing providers such as CSC, HP, and IBM;

	Hosting providers such as AT&T, British Telecom, SAVVIS, Terremark, Softlayer, and Verio; and

	Large technology companies such as Amazon, Microsoft, Google, IBM and Salesforce.com, who are making investments in cloud computing.

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

We have also sponsored an open source project designed to foster the emergence of cloud computing technology standards and cloud interoperability. Our participation in the project includes the release of our previously proprietary core cloud storage code and we expect to release additional core cloud code in the future. Our sponsorship activities could subject us to additional risks of litigation including but not limited to indirect infringement claims based on third party contributors because of our sponsorship of this project.

We may not be successful in protecting and enforcing our intellectual property rights, which could adversely affect our financial condition and operating results.

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any future patent or copyright, trademark or service mark registrations will be issued for pending or future applications or that any patent or registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights.

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

Our growth strategy depends on our ability to identify, hire, train, and retain executives, IT professionals, technical engineers, operations employees, developers and sales and senior management personnel who maintain relationships with our customers, help us to develop products and provide technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, specifically in the San Antonio, Texas area, where we are headquartered and a majority of our employees are located. We compete with other companies for this limited pool of potential employees. There is no assurance that we will be able to recruit or retain qualified personnel, and this failure could cause our operations and financial results to be negatively impacted.

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

Recently, general worldwide economic conditions have experienced a deterioration due to among other things, credit conditions resulting from the financial crisis affecting the banking system and financial markets including: slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, the ongoing effects of the wars in Iraq and Afghanistan, recent international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions can make it extremely difficult for both us and our customers to accurately forecast and plan future business activities.  Additionally, they could cause U.S. and foreign businesses to slow spending on our services, which could delay and lengthen our new customer sales cycle and cause existing customers to do one or more of the following:

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

Our data centers are susceptible to increased regional, national or international costs of power and to electrical power outages. Our customer contracts do not contain provisions that would allow us to pass on any increased costs of energy to our customers, which could affect our operating margins. Therefore, any increases could not be implemented until the end of a term.  Further, power requirements at our data centers are increasing as a result of the increasing power demands of today’s servers. Increases in our power costs could impact our operating results and financial condition. Since we rely on third parties to provide our data centers with power sufficient to meet our needs, our data centers could have a limited or inadequate amount of electrical resources necessary to meet our customer requirements. We attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely. Any system downtime resulting from insufficient power resources or power outages could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements.  Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007 for a total of 2,661 jobs in Texas). We already have drawn $5.0 million of this grant. We can draw an additional $3.5 million when we reach 1,225 new jobs. If we do not create 1,225 new jobs in Texas by 2012, we will be required to repay the grant at a rate of $1,263 per job missed per year (clawback). As of December 31, 2010, we had created 978 new jobs.  The maximum clawback would be the amounts we draw plus 3.4% interest on such amounts per year.  The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas; another $5.25 million if we create a total of 3,000 new jobs in Texas; and $2.75 million more if we create a total of 4,000 new jobs in Texas. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, the clawback is triggered.

On August 3, 2007, we entered into a lease for approximately 67 acres of land and a 1.2 million square foot facility in Windcrest, Texas, which is in the San Antonio, Texas area, to house our corporate headquarters and potentially a future data center operation. In connection with this lease, we also entered into a Master Economic Incentives Agreement (“MEIA”) with the Cities of Windcrest and San Antonio, Texas, Bexar County, and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate job requirement of 4,500 jobs by December 31, 2012, provided that if the job requirement in any grant agreement with the State of Texas is lower, then the job requirement under the MEIA is automatically adjusted downward. Consequently, because the Texas Enterprise Fund Grant agreement has been amended to reduce the state job requirement, we believe the job requirement under the MEIA has been reduced to 1,774.  In addition, the MEIA requires that the median compensation of those employees be no less than $51,000 per year. In exchange for meeting these employment obligations, the parties agreed to enter into the lease structure, pursuant to which, as a lessee of the Windcrest Economic Development Corporation, we will not be subject to most of the property taxes associated with the property for a 14-year period. If we fail to meet these job creation requirements, we could lose a portion or all of the tax benefit being provided during the 14-year period by having to make payments in lieu of taxes (PILOT) to the City of Windcrest. The amount of the PILOT payment would be calculated based on the amount of taxes that would have been owed for that period if the property were not exempt, and then such amount would be adjusted pursuant to certain factors, such as the percentage of employment achieved compared to the stated requirements.

We have significant debt obligations that include restrictive covenants limiting our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness and adversely affect our financial position and operating results.

As of December 31, 2010, there was no outstanding indebtedness balance under our credit facility, with an outstanding letter of credit of $0.5 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions.  Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owed under our credit facility.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $128.9 million as of December 31, 2010. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During 2010, we expensed approximately $17.8 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed price utilities contracts.  If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk.

Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. As a result, we are exposed to interest rate risk on our borrowings.  For example, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings by $0.1 million annually.

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

We may be liable for the material that content providers distribute over our network and we may have to terminate customers that provide content that is determined to be illegal, which could adversely affect our operating results and damage our reputation.

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

We rely on our Channel Partner Program members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

Our Channel Partner Program drives a significant amount of revenue to our hosting services business. Most of our member partners offer services that are complementary to our hosting services. Some of the participants in our network, however, may actually compete with us in one or more of our product or service offerings. These network partners may decide in the future to terminate their agreements with us and to use a competitor’s or their own services, which could cause our revenue to decline.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2009 and December 31, 2010, the closing trading price of our common stock was very volatile, ranging between $15.51 and $31.74 per share, including single-day increases of up to 10.7% and declines up to 11.1%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this annual report on Form 10-K.

We do not intend to pay dividends on our common stock.

    We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

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

ITEM IB – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Office Space

Our corporate headquarter facility is located in San Antonio, Texas and consists of a 1.2 million square foot facility located on approximately 67 acres of land. We have remodeled and are currently using approximately 230,000 square feet of office space and will continue to remodel the formerly vacant facility as needed to facilitate our future growth and office requirements.  Besides our corporate headquarters, we have additional U.S. office locations in Texas, Virginia, Missouri, Illinois, California and Georgia and additional office space located in the U.K., the Netherlands, Hong Kong and Australia. As of December 31, 2010, we utilized approximately 547,000 square feet of our leased office space and used it for customer service, operations, sales, corporate and administrative functions.

Data Centers

As of December 31, 2010, we leased nine main data centers located in the U.S., the U.K., and in Hong Kong with approximately 233,000 available technical square feet, of which 180,000 were utilized.  The six data centers in the U.S are located in Texas, Virginia and Illinois.

We are continuously looking for additional data center space to accommodate future growth or that would present an attractive business opportunity for us. However, we believe that our existing office space and data center facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future to meet our anticipated needs.

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Year 2010 Quarters:	High	Low
First Quarter	$23.09	$17.11
Second Quarter	20.80	15.51
Third Quarter	26.11	16.46
Fourth Quarter	31.74	22.45

Fiscal Year 2009 Quarters:	High	Low
First Quarter	$7.81	$4.38
Second Quarter	14.50	7.37
Third Quarter	18.33	12.24
Fourth Quarter	23.06	16.75

The last reported sale price for our common stock on the New York Stock Exchange was $38.68 per share on February 16, 2011.

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

Stockholders

As of February 16, 2011, there were 288 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 7, 2008 (the date of our initial public offering, or IPO) and December 31, 2010, with the cumulative total return of (i) the Russell 2000 Index and (ii) the Nasdaq Internet Total Return Index, over the same period. This graph assumes the investment of $100 on August 7, 2008 in our common stock at our IPO offering price of $12.50 per share, the Russell 2000 Index and the Nasdaq Internet Total Return Index, and assumes the reinvestment of dividends, if any.  We are currently included in the Russell 2000 Index.  The Nasdaq Internet Total Return Index consists of U.S. listed companies engaged in internet-related businesses.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Recent Sales of Unregistered Securities

None

ITEM 6 – SELECTED FINANCIAL DATA

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

The statements of income and cash flow data for the fiscal years ended December 31, 2008, 2009 and 2010 and the balance sheet data as of December 31, 2009 and 2010 have been derived from our audited consolidated financial statements, which have been audited by KPMG, LLP, independent registered public accounting firm, and included elsewhere in this document. The statements of income data for the years ended December 31, 2006 and 2007 and the balance sheet data as of December 31, 2006, 2007 and 2008 have been derived from our audited consolidated financial statements, which have been audited by KPMG, LLP, independent registered public accounting firm, but are not included in this document.  Historical results are not necessarily indicative of future results. See note 3 to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income per common share.

	Years Ended December 31,
(In thousands, except per share data)	2006	2007	2008	2009	2010
Net revenue	$223,966	$362,017	$531,933	$628,987	$780,555
Costs and expenses:
Cost of revenue	64,889	118,225	172,583	200,943	249,840
Sales and marketing	35,667	53,930	80,323	79,458	96,207
General and administrative	59,832	102,777	148,706	168,116	199,011
Depreciation and amortization	32,335	56,476	90,172	125,229	155,895
Total costs and expenses	192,723	331,408	491,784	573,746	700,953
Income from operations	31,243	30,609	40,149	55,241	79,602
Other income (expense):
Interest expense	(1,095)	(3,643)	(8,229)	(8,950)	(7,984)
Interest and other income (expense)	572	828	768	255	(207)
Total other income (expense)	(523)	(2,815)	(7,461)	(8,695)	(8,191)
Income before income taxes	30,720	27,794	32,688	46,546	71,411
Income taxes	10,900	9,965	10,985	16,328	25,053
Net income	$19,820	$17,829	$21,703	$30,218	$46,358

Net income per share
Basic	$0.20	$0.18	$0.20	$0.25	$0.37
Diluted	$0.19	$0.17	$0.19	$0.24	$0.35

Balance sheet data
Cash and cash equivalents	$8,374	$24,937	$238,407	$125,425	$104,941
Total assets	132,983	301,813	685,261	668,645	761,577
Long term obligations	16,391	96,213	283,053	161,024	133,572
Total stockholders' equity	70,490	96,873	269,684	349,427	438,863

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this document.

Overview of our Business

Rackspace Hosting, Inc. is the world’s leading specialist in the hosting and cloud computing industry. Our growth is the result of our commitment to serving our customers, known as Fanatical Support®, and our singular focus on hosting and cloud computing. We have been successful in attracting and retaining thousands of customers and in growing our business. We are a pioneer in an emerging category, Hybrid Hosting, which provides for the combination of both traditional dedicated hosting and cloud computing. We are committed to maintaining our service-centric focus and will follow our vision to be considered one of the world’s greatest service companies.

Rackspace offers a portfolio of hosting services, including dedicated and cloud hosting.  The equipment required (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) to deliver services is typically purchased and managed by us.

We sell our services to small and medium-sized businesses as well as large enterprises. During 2010, 25.2% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we operate a Hong Kong data center and a sales office.  Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia.

As we grow our business, we believe our operations are exposed to certain risks and uncertainties, which could negatively impact our operating results and financial condition.  See the section entitled “Risk Factors” for further discussion of these risks.

How We Earn Revenue and Measure Growth

Our subscription-based business model generates approximately 98% of our revenue on a recurring basis. Our customers pay us a recurring fee based on the size and complexity of the IT systems we manage and the level of service intensity we provide, pursuant to service agreements that typically provide for monthly payments. Our cloud business offers pay-as-you go services that are earned and recognized as the services are provided.  Revenue is reduced by credits issued to customers, primarily for service interruptions, and also includes revenue related to customers who have cancelled their service.  Net revenue for the years ended December 31, 2008, 2009 and 2010 was $531.9 million, $629.0 million and $780.6 million, respectively, representing year-over-year increases of 18.3% in 2009 and 24.1% in 2010.

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

To date, the majority of our recurring revenue has been earned as part of a subscription offering; however, the advent of virtual and cloud technology services provided on a utility basis are becoming more prevalent. During 2010, our recurring revenue has increased across our portfolio of services, but utility based service revenue has grown at a significantly faster rate than our subscription service revenue. We believe that this trend will continue as the market changes the way it consumes computing resources and more companies begin to utilize cloud solutions. As this portion of our revenue continues to increase at a higher rate than our subscription business, our current installed base growth metric may not capture this revenue growth effectively. This is because historically, we have calculated installed base growth on our subscription business only.

As noted in our third quarter 10-Q, we have updated the growth in installed base metric calculation to reflect this change in our revenue.  The metric continues to be calculated as the difference between “net upgrades” and defection “churn.”  Net upgrades measure the incremental monthly recurring revenue from customer upgrades less downgrades as a percentage of total monthly recurring revenue before customer credits.  Churn measures the reduction of monthly revenue due to customer terminations as a percentage of total monthly recurring revenue before customer credits.  Terminations typically result from customers who (i) no longer need hosting services, (ii) are unable to pay for hosting services, (iii) decide to provide their services in-house, or (iv) switch to another hosting provider.  We measure net upgrades at the time a customer upgrades or downgrades services with us and we measure churn in the month we stop providing services to the customer.  Net upgrades and churn are expressed as percentage increases (decreases) in the prior month’s total monthly recurring revenue before customer credits.

Prior to this year, the calculation included the impact of our utility business in the denominator of this calculation, but not the numerator.  However, beginning in the third quarter of 2010, we have captured the full impact of our utility business by including it in both the denominator and the numerator.  See below for a comparative example of the two calculations:

A) Subscription Net Upgrades: $50
B) Utility Net Upgrades: $10
C) Prior Month Subscription and Utility Recurring Revenue before Credits: $1,000

Old Method Installed Base Growth Calculation: 0.5% (A / C)
New Method Installed Based Growth Calculation: 0.6% ((A + B) / C)

The table below is a comparison of our installed base growth metric over the last three years using our old methodology compared to what it would have been if we had been using our new methodology:

	Year Ended December 31,
	2008	2009	2010

Net upgrades (monthly average)
New Methodology	1.8%	1.2%	1.5%
Old Methodology	1.8%	1.2%	1.3%
Difference	0.0%	0.0%	0.2%

Churn (monthly average)
New Methodology	-1.2%	-1.0%	-1.0%
Old Methodology	-1.2%	-1.0%	-0.9%
Difference	0.0%	0.0%	-0.1%

Growth in installed base (monthly average)
New Methodology	0.6%	0.2%	0.5%
Old Methodology	0.6%	0.2%	0.4%
Difference	0.0%	0.0%	0.1%

Our net revenue is denominated in U.S. dollars as well as other foreign currencies including the pound sterling, the euro, and the Hong Kong dollar. Changes in related currency exchange rates may affect our net revenue. The decrease in net revenue due to foreign currency fluctuations was approximately $2.7 million, or 0.4%, in 2010.

Nature of Our Operating Expenses

Our operating expense categories include cost of revenue, sales and marketing, general and administrative, and depreciation and amortization.

Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, commissions, non-equity incentive compensation, vacation, benefits, and share-based compensation. Employee non-equity incentive compensation through our current non-equity incentive plan, in effect since January 1, 2009, is dependent upon the financial results of the company in relation to a preset target level. Thus, favorable financial performance in comparison to the preset target level is partially offset by increased non-equity incentive compensation expense.  If company achievement of the preset target results in a 10% increase in the non-equity incentive compensation percentage payout in a quarter, this would increase total non-equity incentive compensation by approximately $0.5 million on an after-tax basis and increase net income by $0.2 million in that quarter.  Company achievement resulting in a 10% decrease in the non-equity incentive compensation percentage payout in a quarter would decrease total non-equity incentive compensation by approximately $0.5 million on an after-tax basis and decrease net income by $0.2 million in that quarter.

We had 2,774 and 3,262 employees as of December 31, 2009 and 2010, respectively. The year-over-year increases were primarily attributable to increases in our customer and data center support teams. To maintain our service focus, our support teams have continued to grow with the growth of our business. Our headcount is expected to increase in 2011 as we continue to grow our business.

Cost of revenue primarily consists of employee related costs of our customer support teams and data center employees, as well as the costs to operate our data centers.  The majority of our data center costs vary with the volume of services sold and include: power, bandwidth, and rent; costs associated with licenses; and costs related to maintenance and the replacement of IT equipment components.  Our contracts with network operators for bandwidth capacity generally commit us to pay a monthly fee based on usage. Our data centers rely on local and regional utility companies as their primary source of power. We have a fixed-price power arrangement with the electricity provider of our Grapevine, Texas data center which expires in September 2011 and another arrangement that begins in October 2011 and expires in September 2013.  We also entered into a fixed price contract for our Slough U.K. data center, which expires in May 2011.  We enter into contracts with software providers that allow us to provide licenses to our customers. Our arrangements with these software vendors are typically one to three years in length and we generally pay a fixed fee per license.

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

General and administrative activities are comprised of employee related costs, professional fees, general corporate costs and overhead.  While we continue to invest in our administrative infrastructure and personnel to support our growth, our focus has been and continues to be on scaling these administrative costs.

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

Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the pound sterling, the euro, and Hong Kong dollar. Changes in related currency exchange rates may affect our operating results. The decrease in operating expenses, due to foreign currency fluctuations, was approximately $1.6 million, or less than 1%, in 2010.

Capital Expenditures

Our capital expenditures primarily relate to customer gear, data center infrastructure, corporate office build-outs, and internally developed software and other projects.  Each category is defined below:

Customer gear - Includes servers, firewalls, load balancers, cabinets, switches, backup libraries, storage arrays and drives and network cabling.

Data center infrastructure - Includes generators, uninterruptible power supplies or UPS, power distribution units, mechanical and electrical plants, chillers, raised floor and other building improvements.

Corporate office build-outs - Includes demolition, raised floor, chillers, furniture and general building improvements.

Internally developed software and other - Includes salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects, and other projects that meet the criteria for capitalization.

In 2010, we expended cash or entered into lease arrangements for the purchase of customer gear of $136.4 million, data center infrastructure costs of $38.5 million, corporate office build-outs of $8.9 million and $32.3 million related to internally developed software and other capitalized projects.  In 2011, we expect to have capital expenditures between $275 million and $335 million in the aggregate consisting of $165 million to $195 million for customer gear, $40 million to $50 million for data center infrastructure costs, $20 million to $25 million for office build-outs, and $50 million to $60 million for capitalized software and other projects.

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

In May 2010, we entered into an operating lease agreement with a subsidiary of DuPont Fabros Technology to lease additional space at our Chicago area data center.  This current strategy of entering into operating lease agreements for data center space reduces the capital investments required to increase our data center square footage.

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

We have made significant investments in cloud servers and cloud computing.  Over the last several years, we have made acquisitions that have expanded our product set into cloud computing (cloud hosting and cloud applications).  We will continue to identify and pursue strategic investments that have the potential to generate savings, enhance our competitive advantage, and increase our capabilities to serve customers.

We have achieved a critical mass that generates long term cost advantages.  Like any service that moves from distributed to centralized production, scale is a factor in ensuring costs are low enough to drive mass adoption.  We are able to generate significant cost advantages based on our large installed customer base and growth profile.  We purchase large quantities of computing and data center assets, which allows us to negotiate higher volume pricing savings.   We are also able to make larger R&D investments than many of our smaller competitors due to our ability to spread these costs across a larger base of revenue.

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

(Dollar amounts in thousands, except annualized net revenue per average technical square foot)	Year Ended December 31,
	2008	2009	2010
Growth
Managed hosting customers at period end	18,480	19,304	19,396
Cloud customers at period end**	34,820	71,621	110,895
Number of customers at period end	53,300	90,925	130,291

Managed hosting, net revenue	$506,855	$572,606	$679,888
Cloud, net revenue	$25,078	$56,381	$100,667
Net revenue	$531,933	$628,987	$780,555
Revenue growth (year over year)	46.9%	18.2%	24.1%

Net upgrades (monthly average)	1.8%	1.2%	1.5%
Churn (monthly average)	-1.2%	-1.0%	-1.0%
Growth in installed base (monthly average) *	0.6%	0.2%	0.5%

Number of employees (Rackers) at period end	2,611	2,774	3,262
Number of servers deployed at period end	47,518	56,671	66,015

Profitability
Income from operations	$40,149	$55,241	$79,602
Depreciation and amortization	$90,172	$125,229	$155,895
Share-based compensation expense
Cost of revenue	$2,465	$2,850	$4,660
Sales and marketing	$2,141	$2,884	$4,241
General and administrative	$10,411	$14,390	$17,723
Total share-based compensation expense	$15,017	$20,124	$26,624
Adjusted EBITDA (1)	$145,338	$200,594	$262,121

Adjusted EBITDA margin	27.3%	31.9%	33.6%

Operating income margin	7.5%	8.8%	10.2%

Income from operations	$40,149	$55,241	$79,602
Effective tax rate	33.6%	35.1%	35.1%
Net operating profit after tax (NOPAT) (1)	$26,659	$35,851	$51,662
NOPAT margin	5.0%	5.7%	6.6%

Capital efficiency and returns
Interest bearing debt	$300,413	$167,386	$131,727
Stockholders' equity	$269,684	$349,427	$438,863
Less: Excess cash	$(200,620)	$(105,083)	$(79,174)
Capital base	$369,477	$411,730	$491,416
Average capital base	$292,238	$390,472	$445,179
Capital turnover (annualized)	1.82	1.61	1.75

Return on capital (annualized) (1)	9.1%	9.2%	11.6%

Capital expenditures
Purchases of property and equipment, net	$165,396	$117,292	$144,778
Vendor financed equipment purchases	$85,490	$68,382	$71,363
Total capital expenditures	$250,886	$185,674	$216,141

Customer gear	$105,606	$108,829	$136,348
Data center build outs	$79,820	$37,208	$38,515
Office build outs	$41,214	$14,672	$8,942
Capitalized software and other projects	$24,246	$24,965	$32,336
Total capital expenditures	$250,886	$185,674	$216,141

Infrastructure capacity and utilization
Technical square feet of data center space at period end***	134,923	162,848	180,173
Annualized net revenue per average technical square foot	$4,189	$3,929	$4,477
Utilization rate at period end	70.4%	65.3%	72.0%

* Due to rounding, totals may not equal the sum of the line items in the table above.
** Amounts include SaaS customers for Jungle Disk using a Rackspace storage solution. Jungle Disk customers using a third party store solution are excluded.
*** Technical square footage as of December 31, 2010 excludes 49,575 square feet and 3,300 square feet for unused portions of the Chicago and Northern Virginia facilities, respectively.
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

In 2010 we focused on accelerating the growth of our business while maintaining our profits and returns and focusing on the minimal use of cash to achieve our growth.

Growth of Our Business.  Our business grew in 2010 with net revenue growth year over year of $151.6 million, or 24.1%, to $780.6 million compared to $629.0 million in 2009.  Our increase in net revenue was primarily due to increased volume of services provided, due to both an increasing number of new customers and incremental services rendered to existing customers.  Year-over-year revenue increases were 18.7% for our managed hosting service and 78.5% for our cloud computing service.  Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling.  Net revenue in 2010 would have been approximately $2.7 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Our 2010 performance was the result of a combination of continued market demand for our services as well as our focused execution on our growth strategy.  As of December 31, 2010, we served over 130,000 customers running on over 66,000 servers within our data centers in the U.S., the U.K., and Hong Kong, which represented incremental increases in each category as compared to 2009.  During 2010, our monthly average churn rate was 1.0%, which was unchanged from 2009.  Overall, our installed base continued to provide a portion of our growth in 2010, growing at an average rate of 0.5% in 2010, compared to 0.2% in 2009 and 0.6% in 2008, respectively.  In the fourth quarter of 2010, our churn rate was 0.9% and installed base growth was 0.6%.

Our revenue growth has moved us into a new competitive landscape where our direct competitors are much larger and stronger financially.  We will continue to compete more directly with Amazon, Microsoft, IBM and Google as hosting services become increasingly more virtualized.  Accordingly, we have been making increased infrastructure investments to complement and leverage Fanatical Support, our principal differentiation from our competitors across our multiple service offerings. Our hosting services provide customers with a mission critical service and world class support and we believe this provides us with substantial growth opportunities.  We believe that by offering a higher service level agreement or extending our support to new technology platforms, our business becomes more capital efficient and our competitive advantage widens as our service capability increases.

Scaling Profits and Returns.  While accelerating our revenue growth rate in 2010, we have been able to improve our margins and returns.  We have achieved this by focusing on scaling expenses, and redirecting our spend to areas that provide more value, particularly in the area of sales and marketing.  In addition, initiatives have been put into place to more efficiently deploy our capital.

Income from operations increased $24.4 million, or 44.2%, to $79.6 million in 2010, compared to $55.2 million in 2009.  Operating income margin was 10.2% in 2010 as compared to 8.8% in 2009.  Adjusted EBITDA increased $61.5 million, or 30.7%, to $262.1 million in 2010, compared to $200.6 million in 2009.  In addition, Adjusted EBITDA as a percentage of revenue was 33.6% in 2010 compared to 31.9% in 2009.  See the following section on non-GAAP financial measures for a discussion of Adjusted EBITDA. Net income was $46.4 million or $0.35 per share on a diluted basis in 2010, compared to net income of $30.2 million, or $0.24 per share on a diluted basis in 2009.  Net income margin was 5.9% in 2010 as compared to 4.8% in 2009.

Use of Cash.  For the year ended December 31, 2010, we generated adjusted free cash flow of $34.2 million.  See below for our discussion of Non-GAAP Financial Measures.

During 2010, except for the $50 million repayment of our line of credit and cash paid for an acquisition of $30 million, we were able to maintain a consistent level of cash and cash equivalents while growing our business by maintaining our disciplined use of capital.  Our capital expenditures for 2010 were $216.1 million, of which $71.4 million was vendor financed, while our cash provided by operating activities was $244.2 million. In 2010, we deployed an additional 9,344 servers, bringing our total servers to 66,015, an increase of 16.5%.    As of December 31, 2010, we had $64.2 million in cash deposits and $40.7 million in money market funds.

We will continue to focus on these three areas in 2011.   We expect to grow our business by broadening our portfolio of offerings in dedicated hosting and cloud computing, and making investments to further increase our service level capability and enhance our product portfolio.  We will continue our focus on expense management while improving our resource allocation to fund investment in strategic initiatives related to our data center expansion efforts and further growth in our portfolio of services, while striving to minimize our use of cash.

Company Highlights and Developments

Product Offerings

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

In July 2010, we announced the launch of OpenStack, an open-source cloud platform designed to foster the emergence of technology standards and cloud interoperability. The project merges some of our core cloud code with the technology that powers the NASA Nebula Cloud Platform.  OpenStack provides standardized cloud technology that will allow businesses to choose freely among service providers to run the same basic software.

In August 2010, we launched Cloud Servers for Windows. This offering combines Microsoft technology with utility pricing and on-demand service, which allows Windows users to deploy servers in minutes and pay only for what they use. This offering expanded the number of potential customers for our Cloud Servers offering.

In December 2010, we introduced two new products to better serve the Enterprise market.  Rackconnect offers customers a seamless integration of The Rackspace Cloud and dedicated hosting.  The new Critical Sites service level provides advanced monitoring for customers who rely on their websites and applications as mission critical components of their business. With these products and others, Rackspace gives businesses the power to choose compute platforms and service offerings to best meet their unique IT needs.

In December 2010, we began offering a new category in hosting: managed cloud.  The first managed cloud offering is Cloud Servers with a managed service level, providing businesses with proactive monitoring, troubleshooting and guidance on how to leverage cloud computing. With this offering, we are providing a higher service level to our cloud customers.

Also in December 2010, we announced the acquisition of Cloudkick, a company that provides web applications for easy and efficient cloud-server management. Cloudkick offers what amounts to a cockpit for navigating complex cloud environments, with all the information and controls in one panel to help developers and system administrators deploy and manage their cloud environments.

In January 2011, we launched our Cloud service in the U.K.

Data Center Infrastructure and Growth

During 2010, we continued to add to our existing data center footprint both in the U.S. and internationally to support our growth.  We added an approximate net 17,325 technical square feet of data center space.

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:
	Year Ended December 31,
(In thousands)	2008	2009	2010

Net revenue	$531,933	$628,987	$780,555
Costs and expenses:
Cost of revenue	172,583	200,943	249,840
Sales and marketing	80,323	79,458	96,207
General and administrative	148,706	168,116	199,011
Depreciation and amortization	90,172	125,229	155,895
Total costs and expenses	491,784	573,746	700,953
Income from operations	40,149	55,241	79,602
Other income (expense):
Interest expense	(8,229)	(8,950)	(7,984)
Interest and other income (expense)	768	255	(207)
Total other income (expense)	(7,461)	(8,695)	(8,191)
Income before income taxes	32,688	46,546	71,411
Income taxes	10,985	16,328	25,053
Net income	$21,703	$30,218	$46,358

Consolidated Statements of Income, as a Percentage of Net Revenue:
	Year Ended December 31,
(Percent of net revenue)	2008	2009	2010

Net revenue	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	32.4%	31.9%	32.0%
Sales and marketing	15.1%	12.6%	12.3%
General and administrative	28.0%	26.7%	25.5%
Depreciation and amortization	17.0%	19.9%	20.0%
Total costs and expenses	92.5%	91.2%	89.8%
Income from operations	7.5%	8.8%	10.2%
Other income (expense)
Interest expense	-1.5%	-1.4%	-1.0%
Interest and other income (expense)	0.1%	0.0%	0.0%
Total other income (expense)	-1.4%	-1.4%	-1.0%
Income before income taxes	6.1%	7.4%	9.1%
Income taxes	2.1%	2.6%	3.2%
Net income	4.1%	4.8%	5.9%

Due to rounding, totals may not equal the sum of the line items in the table above.

Years ended December 31, 2009 and December 31, 2010

Net Revenue

Our net revenue was $629.0 million during 2009 and $780.6 million during 2010, an increase of $151.6 million, or 24.1%. The increase in net revenue was primarily due to increased volume of services provided, due to both an increasing number of new customers and incremental services rendered to existing customers.  Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling in 2010 compared to 2009.  Net revenue for 2010 would have been approximately $2.7 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year with a minimal impact to our margins as the majority of these customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.  Net revenue in 2009 was negatively impacted by two service interruptions, which resulted in a total of $3.7 million in service credits.  There were no significant service interruptions in 2010.

Cost of Revenue

Our cost of revenue was $200.9 million during 2009 and $249.8 million during 2010, an increase of $48.9 million, or 24.3%. Of this increase, $24.0 million was attributable to an increase in employee-related expenses due to increases in salaries and benefits of $20.9 million, share-based compensation expense of $1.8 million and non-equity incentive compensation of $1.3 million.  These increases were the result of the hiring of data center and support personnel to support our growth, equity awards granted in 2010 and higher percentage attainment against the preset target for non-equity incentive compensation.  The cost increase was further attributable to an increase in data center costs of $6.2 million related to bandwidth, power and rent, an increase in license costs of approximately $8.3 million and an increase in consulting fees related to data center assessments and improvements of $10.0 million.  Impacting the $8.3 million increase in license costs was a $2.1 million reduction in 2009 related to the reversal of a previously recorded obligation relating to an unresolved contractual issue with a vendor.  During the fourth quarter of 2009, we concluded that the obligation was no longer probable, and accordingly, we reversed the liability, which reduced cost of revenue.  The remaining increase was due to small increase in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $79.5 million during 2009 and $96.2 million during 2010, an increase of $16.7 million, or 21.0%. Of this increase, $11.4 million was attributable to an increase in employee-related expenses due to increases in salaries and benefits of $5.3 million, commissions of $4.1 million, share-based compensation expense of $1.4 million and non-equity incentive compensation of $0.6 million.  Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales.  Additionally, advertising and Internet-related marketing expenditures increased $3.3 million and travel and other employee-related expenses increased $2.0 million.

General and Administrative Expenses

Our general and administrative expenses were $168.1 million during 2009 and $199.0 million during 2010, an increase of $30.9 million, or 18.4%. Of this increase, $19.0 million was attributable to employee-related expenses due to increases in salaries and benefits of $13.4 million, non-equity incentive compensation of $2.3 million, and share-based compensation expense of $3.3 million.  These increases are primarily due to additional headcount, higher percentage attainment against the preset target for non-equity incentive compensation and equity awards granted in 2010.  Professional fees increased $3.6 million primarily as a result of increased consulting expenses related to accounting and tax services, corporate strategy and internal system maintenance and improvements, and incremental software and maintenance costs of $1.6 million.  Travel and other employee related expenses such as recruiting fees and relocation increased $5.4 million primarily due to the addition of several executive level positions and a general increase in hiring during 2010.  Additionally, property tax increased $2.0 million due to the addition of data center facilities.  We also experienced an increase in merchant credit card fees of $1.8 million due to higher volume of sales in 2010.  The overall increase was partially offset by a decrease in bad debt expense of $2.0 million due to a positive change in customer payment patterns and increased cash collections.  The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $125.2 million during 2009 and $155.9 million during 2010, an increase of $30.7 million, or 24.5%. This increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets including increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software, as well as intangible assets acquired through acquisitions.

Other Income (Expense)

Our interest expense was $9.0 million during 2009 and $8.0 million during 2010, a decrease of $1.0 million or 11.1%.  This decrease was primarily due to the decreased level of indebtedness (including capital leases).  Interest expense was partially offset by capitalized interest of $0.8 million during 2009 and $0.6 million during 2010.

Interest and other income (expense) was $0.3 million during 2009 and $(0.2) million during 2010.  In 2009, we recognized $0.4 million in interest and other income, partially offset by foreign currency losses of $0.2 million.  In 2010, we recognized $0.5 million of interest and other income, partially offset by foreign currency losses of $0.7 million.

Income Taxes

Our effective tax rate remained constant with a rate of 35.1% for 2009 and 2010.  The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, research and development credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 18 – Income Taxes.”

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

Quarterly Key Metrics and Results of Operations

The following tables set forth our unaudited quarterly key metrics and condensed consolidated statement of operations data in dollars and as a percentage of revenue for each of our most recent five quarters as of the period ended December 31, 2010. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this document, and in the opinion of management reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information together with our consolidated financial statements and related notes included elsewhere in this document. Our quarterly results of operations may fluctuate in the future due to a variety of factors. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.
	Three Months Ended
(Dollar amounts in thousands, except annualized net	December 31,	March 31,	June 30,	September 30,	December 31,
revenue per average technical square foot)	2009	2010	2010	2010	2010
Growth
Managed hosting customers at period end	19,304	19,366	19,433	19,435	19,396
Cloud customers at period end**	71,621	80,080	88,590	99,297	110,895
Number of customers at period end	90,925	99,446	108,023	118,732	130,291

Managed hosting, net revenue	$152,394	$159,536	$164,094	$172,947	$183,311
Cloud, net revenue	$17,122	$19,269	$23,220	$26,763	$31,415
Net revenue	$169,516	$178,805	$187,314	$199,710	$214,726
Revenue growth (year over year)	18.4%	23.2%	23.2%	23.0%	26.7%

Net upgrades (monthly average)	1.4%	1.1%	1.6%	1.6%	1.6%
Churn (monthly average)	-0.9%	-0.9%	-1.0%	-1.1%	-1.0%
Growth in installed base (monthly average) *	0.5%	0.2%	0.6%	0.5%	0.6%

Number of employees (Rackers) at period end	2,774	2,905	3,002	3,130	3,262
Number of servers deployed at period end	56,671	59,876	61,874	63,996	66,015

Profitability
Income from operations	$15,689	$16,728	$17,831	$21,635	$23,408
Depreciation and amortization	$35,018	$36,698	$37,991	$39,677	$41,529
Share-based compensation expense
Cost of revenue	$768	$969	$1,163	$1,305	$1,223
Sales and marketing	$639	$880	$1,100	$1,209	$1,052
General and administrative	$3,851	$4,129	$4,113	$4,669	$4,812
Total share-based compensation expense	$5,258	$5,978	$6,376	$7,183	$7,087
Adjusted EBITDA (1)	$55,965	$59,404	$62,198	$68,495	$72,024

Adjusted EBITDA margin	33.0%	33.2%	33.2%	34.3%	33.5%

Operating income margin	9.3%	9.4%	9.5%	10.8%	10.9%

Income from operations	$15,689	$16,728	$17,831	$21,635	$23,408
Effective tax rate	34.0%	33.6%	33.2%	35.5%	37.2%
Net operating profit after tax (NOPAT) (1)	$10,355	$11,107	$11,911	$13,955	$14,700
NOPAT margin	6.1%	6.2%	6.4%	7.0%	6.8%

Capital efficiency and returns
Interest bearing debt	$167,386	$169,517	$169,847	$180,177	$131,727
Stockholders' equity	$349,427	$370,425	$397,994	$413,237	$438,863
Less: Excess cash	$(105,083)	$(109,840)	$(126,018)	$(142,592)	$(79,174)
Capital base	$411,730	$430,102	$441,823	$450,822	$491,416
Average capital base	$413,318	$420,916	$435,963	$446,323	$471,119
Capital turnover (annualized)	1.64	1.70	1.72	1.79	1.82

Return on capital (annualized) (1)	10.0%	10.6%	10.9%	12.5%	12.5%

Capital expenditures
Purchases of property and equipment, net	$34,652	$39,622	$29,050	$29,222	$46,884
Vendor financed equipment purchases	$12,398	$15,766	$15,793	$23,208	$16,596
Total capital expenditures	$47,050	$55,388	$44,843	$52,430	$63,480

Customer gear	$28,421	$32,488	$29,589	$36,219	$38,052
Data center build outs	$7,880	$16,644	$5,955	$6,162	$9,754
Office build outs	$5,350	$1,220	$1,306	$1,271	$5,145
Capitalized software and other projects	$5,399	$5,036	$7,993	$8,778	$10,529
Total capital expenditures	$47,050	$55,388	$44,843	$52,430	$63,480

Infrastructure capacity and utilization
Technical square feet of data center space at period end ***	162,848	169,998	169,998	177,148	180,173
Annualized net revenue per average technical square foot	$4,101	$4,298	$4,407	$4,602	$4,807
Utilization rate at period end	65.3%	66.5%	69.1%	68.9%	72.0%

* Due to rounding, totals may not equal the sum of the line items in the table above.
** Amounts include SaaS customers for Jungle Disk using a Rackspace storage solution. Jungle Disk customers using a third party storage solution are excluded.
*** Technical square footage as of December 31, 2010 excludes 49,575 square feet and 3,300 square feet for unused portions of the Chicago and Northern Virginia facilities, respectively.
(1) See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

Consolidated Statements of Income by Quarter:

	Three Months Ended
(In thousands)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31 2010
	(Unaudited)
Net revenue	$169,516	$178,805	$187,314	$199,710	$214,726
Costs and expenses:
Cost of revenue	53,405	57,007	61,470	64,616	66,747
Sales and marketing	20,016	21,977	23,285	24,651	26,294
General and administrative	45,388	46,395	46,737	49,131	56,748
Depreciation and amortization	35,018	36,698	37,991	39,677	41,529
Total costs and expenses	153,827	162,077	169,483	178,075	191,318
Income from operations	15,689	16,728	17,831	21,635	23,408
Other income (expense):
Interest expense	(2,096)	(2,144)	(1,875)	(2,068)	(1,897)
Interest and other income (expense)	90	185	814	(1,263)	57
Total other income (expense)	(2,006)	(1,959)	(1,061)	(3,331)	(1,840)
Income before income taxes	13,683	14,769	16,770	18,304	21,568
Income taxes	4,648	4,957	5,572	6,495	8,029
Net income	$9,035	$9,812	$11,198	$11,809	$13,539

Consolidated Statements of Income by Quarter, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31 2010
	(Unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	31.5%	31.9%	32.8%	32.4%	31.1%
Sales and marketing	11.8%	12.3%	12.4%	12.3%	12.2%
General and administrative	26.8%	25.9%	25.0%	24.6%	26.4%
Depreciation and amortization	20.7%	20.5%	20.3%	19.9%	19.3%
Total costs and expenses	90.7%	90.6%	90.5%	89.2%	89.1%
Income from operations	9.3%	9.4%	9.5%	10.8%	10.9%
Other income (expense)
Interest expense	-1.2%	-1.2%	-1.0%	-1.0%	-0.9%
Interest and other income (expense)	0.1%	0.1%	0.4%	-0.6%	0.0%
Total other income (expense)	-1.2%	-1.1%	-0.6%	-1.7%	-0.9%
Income before income taxes	8.1%	8.3%	9.0%	9.2%	10.0%
Income taxes	2.7%	2.8%	3.0%	3.3%	3.7%
Net income	5.3%	5.5%	6.0%	5.9%	6.3%

Due to rounding, totals may not equal the sum of the line items in the table above.

Liquidity and Capital Resources

At December 31, 2010, we held $104.9 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

Our revolving credit facility agreement provides us the ability to borrow from our credit facility in pounds sterling and euros, rather than restricting borrowings to U.S. dollars. We are limited to borrowings of $75 million in alternate currencies. The option to borrow in other foreign currencies provides some protection against fluctuations in currencies in the countries in which we do business.  The credit facility also has financial covenants that include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million.  As of December 31, 2010, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. Outstanding debt under our line of credit decreased from $50.0 million as of December 31, 2009 to $0 at December 31, 2010.  The decrease in amounts outstanding under our line of credit was due to the repayment of $50.0 million in December 2010.  As of December 31, 2010, we had an additional $244.5 million available for future borrowings.  Our credit facility expires in August 2012.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2009 and 2010 we had $117.4 million and $131.7 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we most likely will continue to finance purchases through these arrangements.

Capital Expenditure Requirements

In 2011, we expect to have capital expenditures between $275 million and $335 million in the aggregate consisting of $165 million to $195 million for customer gear, $40 million to $50 million for data center infrastructure costs, $20 million to $25 million for office build-outs, and $50 million to $60 million for capitalized software and other projects.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2008	2009	2010
Cash provided by operating activities	$136,582	$196,868	$244,235
Cash used in investing activities	(175,135)	(124,114)	(175,197)
Cash provided by (used in) financing activities	255,413	(187,287)	(89,402)
Acquisition of property and equipment by capital leases and equipment notes payable	85,490	68,382	71,363

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $196.9 million in 2009 compared to $244.2 million in 2010, an increase of $47.3 million, or 24.0%.  Net income increased from $30.2 million in 2009 to $46.4 million in 2010.  A summary of the significant changes in non-cash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

•
Depreciation and amortization expense was $125.2 million in 2009 compared to $155.9 million in 2010.  The increase in depreciation and amortization was due to the purchases of servers, networking gear and computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as amortization of intangibles related to acquisitions.

•
Our provision for bad debts and customer credits decreased from $10.3 million in 2009 to $4.3 million in 2010 primarily due to positive changes in customer payment patterns and increased cash collections, as well as lower service level agreement credits.

•	The change in deferred income taxes created a $9.4 million non-cash increase to cash flow from operating activities in 2009 compared to $6.8 million in 2010.

•
The change in deferred rent created a $4.4 million non-cash increase to cash flow from operating activities in 2009 compared to $7.1 million in 2010.  The change resulted from data center lease arrangements that were entered into in 2009 and 2010 with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period.

•	Share-based compensation expense was $20.1 million in 2009 compared to $26.6 million in 2010. The increase in expense was due to stock options and restricted stock units granted in 2009 and 2010.

•	The change in accounts receivable was a cash outflow of $17.1 million in 2009 compared to a cash outflow of $12.9 million in 2010.

•
The change in income taxes receivable was a cash inflow of $4.8 million in 2009 compared to a cash inflow of $2.6 million in 2010.   We received federal income tax refunds totaling $8.4 million in 2010 compared to federal income tax refunds of $10.1 million received in 2009 related to carryback claim for our loss.

•
The change in accounts payable and accrued expenses was a cash inflow of $15.2 million in 2009 compared to a cash inflow of $16.8 million in 2010.  The change resulted from the timing of payments for trade payables.

•
The change in deferred revenue was a cash outflow of $1.2 million in 2009 compared to a cash outflow of $0.5 million in 2010.  The change is primarily due to the company billing fewer customers for setup fees as well as fewer customers prepaying for their services.

Net cash provided by operating activities was $136.6 million in 2008 compared to $196.9 million in 2009, an increase of $60.3 million or 44.1%. Net income increased from $21.7 million in 2008 to $30.2 million in 2009.

During 2008 and 2009, we incurred depreciation and amortization charges in the amount of $90.2 million and $125.2 million, respectively. The increase in depreciation and amortization was due to the acquisition of servers, networking gear and computer software. We further incurred non-cash compensation expense in the amount of $15.0 million and $20.1 million in 2008 and 2009, respectively.  The increase was mainly due to share-based compensation from stock option grants to certain strategic hires and employees, and increased fair values for granted stock options.

Our changes in certain assets and liabilities in 2009 compared to 2008 primarily consisted of the change in income tax receivable being a cash outflow of $12.2 million in 2008 compared to a cash inflow of $4.8 million in 2009 as we received federal income tax refunds in 2009 related to the 2008 tax period.

Investing Activities

Net cash used in investing activities was primarily expenditures to meet the demands of our growing customer base.  Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $124.1 million during 2009 compared to $175.2 million during 2010, an increase of $51.1 million, or 41.2%.  This increase was primarily due to an increase in the purchase of property and equipment of $27.5 million, and a $29.9 million increase related to acquisitions.

The combined total of capital expenditures for property and equipment, net increased from $185.7 million during 2009 to $216.1 million in 2010.  Of the 2010 amount, $136.3 million was used to purchase dedicated customer equipment, $38.5 million for data center build outs, $9.0 million related to build out of office space and $32.3 million was invested in capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements increased from $68.4 million during 2009 to $71.4 million during 2010.

Our net cash used in investing activities was $175.1 million during 2008 compared to $124.1 million during 2009, a decrease of $51.0 million, or 29.1%. This decrease in net cash used in investing activities comes from a decrease in the purchase of property and equipment of $48.1 million, and a $2.9 million decrease related to acquisitions.

The combined total of capital expenditures for property and equipment, net decreased from $250.9 million during 2008 to $185.7 million in 2009. Of the 2009 amount, $108.8 million was used to purchase dedicated customer equipment, $37.2 million for data center build outs, $14.7 million related to build out of office space and $25.0 million was invested in capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases.  Of the dedicated customer equipment, $68.4 million was vendor financed by capital leases and notes payable in 2009 compared to $85.5 million during 2008.

Financing Activities

Net cash used in financing activities was $187.3 million during 2009 compared to $89.4 million during 2010, a change of $97.9 million, or 52.3%. This change was due primarily to a decrease in net payments to our revolving line of credit from $150 million in 2009 to $50 million in 2010.  Our net leverage as of December 31, 2010 was 0.1 times.  See below for our discussion of Non-GAAP Financial Measures.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2010:

(In thousands)	Total	2011	2012-2013	2014-2015	2016 and Beyond
	(Unaudited)

Capital leases (1)	$136,125	$64,132	$69,149	$2,844	$-
Operating leases	346,646	22,905	56,014	49,760	217,967
Purchase commitments	57,362	21,767	35,591	4	-
Software and equipment notes (2)	2,791	1,912	879	-	-
Total contractual obligations	$542,924	$110,716	$161,633	$52,608	$217,967

(1) Represents principal and interest.
(2) Represents principal only.

Leases

Capital leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for office space and data center facilities.

In May 2010, Rackspace entered into an agreement to lease additional space at our Chicago area data center.  The operating lease has a term of 15 years from the commencement date with total estimated financial obligation of approximately $100 million to $110 million over the 15-year term, inclusive of base lease payments and Rackspace’s pro-rata share of operating expenses.  Rackspace has a one-time option to terminate the lease after ten years subject to a penalty, as well as upon expiration of the lease, to renew the lease for two successive five-year periods.

In August 2010, Rackspace entered into a lease agreement for office space located in the U.K. that will serve as the Company's new international headquarters.  The operating lease has a term of seven years with a total estimated financial obligation of approximately $15 million.

 Purchase Commitments

Our purchase commitments are primarily related to costs associated with our data centers including power, bandwidth and consulting services as well as commitments to prepay for certain software licenses.  In June 2010, we entered into a 3-year software license agreement with a reseller of licenses under which we will make a prepayment of $18.0 million at the beginning of each year of the agreement for a specified quantity of software licenses.  We expect to realize a cost savings as a result of entering into the agreement.

Software and Equipment Notes

We finance certain software and equipment from third-party vendors. The terms of these arrangements are generally one to five years.  The interest rates on the arrangements range from 0.0% to 6.0%.

Uncertain Tax Positions

We have excluded $1.0 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital (ROC) as follows:  ROC = Net Operating Profit After Tax (NOPAT) / Average Capital Base

NOPAT = Income from operations x (1 – Effective tax rate)

Average Capital Base = Average of (Interest bearing debt + stockholders’ equity - excess cash) = Average of (Total assets – excess cash - accounts payable and accrued expenses – deferred revenue – other non-current liabilities and deferred income taxes)

Beginning in 2009 we define excess cash as the amount of cash and cash equivalents that exceeds our operating cash requirements, which for these periods is calculated as three percent of our annualized net revenue for the three months prior to the period end.  For prior periods, we defined excess cash as our investments in money market funds.  As a result of a decrease in capital requirements due to the completion of the last phase of our Grapevine, Texas data center build out and phase 2 of our Slough, U.K. data center, as well as the signing of leases to occupy data centers that have minimal data center build out costs, our operating cash needs have declined.  We will periodically review the calculation and adjust it to reflect our projected cash requirements for the upcoming year.

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

ROC increased slightly from 9.1% in 2008 to 9.2% in 2009 and increased to 11.6% in 2010.  The increase is in the current year is due to income from operations increasing at a faster pace than our average capital base over the time period, partially offset by excess cash decreasing as a result of our December acquisition.  Return on assets increased from 4.5% in 2008 to 4.7% in 2009 to 6.4% in 2010 due to the significant investments over the time periods.  The increase is due to net income increasing at a faster pace than our average asset balance.

See our reconciliation of the calculation of annual return on assets to ROC in the following table:

	Year Ended December 31,
(Dollars in thousands)	2008	2009	2010
Income from operations	$40,149	$55,241	$79,602
Effective tax rate	33.6%	35.1%	35.1%
Net operating profit after tax (NOPAT)	$26,659	$35,851	$51,662

Net income	$21,703	$30,218	$46,358

Total assets at period end	$685,261	$668,645	$761,577
Less: Excess cash	(200,620)	(105,083)	(79,174)
Less: Accounts payable and accrued expenses	(71,387)	(89,773)	(111,645)
Less: Deferred revenue (current and non-current)	(20,167)	(19,444)	(18,749)
Less: Other non-current liabilities and deferred taxes	(23,610)	(42,615)	(60,593)
Capital base	$369,477	$411,730	$491,416

Average total assets	$487,183	$647,493	$720,521
Average capital base	$292,238	$390,472	$445,179

Return on assets (Net income/Average total assets)	4.5%	4.7%	6.4%
Return on capital (NOPAT/Average capital base)	9.1%	9.2%	11.6%

See our reconciliation of the calculation of quarterly return on assets to ROC in the following table:

	Three Months Ended
(In thousands, except financial metrics)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Income from operations	$15,689	$16,728	$17,831	$21,635	$23,408
Effective tax rate	34.0%	33.6%	33.2%	35.5%	37.2%
Net operating profit after tax (NOPAT)	$10,355	$11,107	$11,911	$13,955	$14,700

Net income	$9,035	$9,812	$11,198	$11,809	$13,539

Total assets at period end	$668,645	$691,729	$720,457	$760,198	$761,577
Less: Excess cash	(105,083)	(109,840)	(126,018)	(142,592)	(79,174)
Less: Accounts payable and accrued expenses	(89,773)	(92,828)	(97,711)	(101,427)	(111,645)
Less: Deferred revenue (current and non-current)	(19,444)	(18,044)	(16,640)	(16,685)	(18,749)
Less: Other non-current liabilities and deferred taxes	(42,615)	(40,915)	(38,265)	(48,672)	(60,593)
Capital base	$411,730	$430,102	$441,823	$450,822	$491,416

Average total assets	$646,988	$680,187	$706,093	$740,328	$760,888
Average capital base	$413,318	$420,916	$435,963	$446,323	$471,119

Return on assets (annualized)	5.6%	5.8%	6.3%	6.4%	7.1%
Return on capital (annualized)	10.0%	10.6%	10.9%	12.5%	12.5%

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

Adjusted EBITDA increased $61.5 million, or 30.7%, from $200.6 million in 2009 to $262.1 million in 2010.  Adjusted EBITDA as a percentage of revenue increased from 31.9% in 2009 to 33.6% in 2010.  The primary drivers of the increase in Adjusted EBITDA percentage were decreases in general and administrative expenses as a percentage of revenue.  Cost of revenue expenses and sales and marketing expenses remained relatively flat from 2009 to 2010 as a percentage of revenue.  Revenue increased $151.6 million, or 24.1%, from $629.0 million in 2009 to $780.6 million in 2010.

See our annual Adjusted EBITDA reconciliation below.

	Year Ended December 31,
(Dollars in thousands)	2008	2009	2010

Net revenue	$531,933	$628,987	$780,555

Income from operations	$40,149	$55,241	$79,602

Net income	$21,703	$30,218	$46,358
Plus: Income taxes	10,985	16,328	25,053
Plus: Total other (income) expense	7,461	8,695	8,191
Plus: Depreciation and amortization	90,172	125,229	155,895
Plus: Share-based compensation expense	15,017	20,124	26,624
Adjusted EBITDA	$145,338	$200,594	$262,121

Operating income margin	7.5%	8.8%	10.2%

Adjusted EBITDA margin	27.3%	31.9%	33.6%

See our quarterly Adjusted EBITDA reconciliation below.

	Three Months Ended
(Dollars in thousands)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net revenue	$169,516	$178,805	$187,314	$199,710	$214,726

Income from operations	$15,689	$16,728	$17,831	$21,635	$23,408

Net income	$9,035	$9,812	$11,198	$11,809	$13,539
Plus: Income taxes	$4,648	$4,957	$5,572	$6,495	$8,029
Plus: Total other expense	$2,006	$1,959	$1,061	$3,331	$1,840
Plus: Depreciation and amortization	$35,018	$36,698	$37,991	$39,677	$41,529
Plus: Share-based compensation expense	$5,258	$5,978	$6,376	$7,183	$7,087
Adjusted EBITDA	$55,965	$59,404	$62,198	$68,495	$72,024

Operating income margin	9.3%	9.4%	9.5%	10.8%	10.9%

Adjusted EBITDA margin	33.0%	33.2%	33.2%	34.3%	33.5%

Adjusted Free Cash Flow (Non-GAAP financial measure)

We define Adjusted Free Cash Flow as Adjusted EBITDA plus non-cash deferred rent, less total capital expenditures (including vendor financed equipment purchases), cash payments for interest, net, and cash payments for income taxes, net.

We believe that Adjusted Free Cash Flow is an important metric for investors in evaluating how a company is currently using cash generated and may indicate its ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, payment of dividends, etc.  Note that Adjusted Free Cash Flow is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our Adjusted Free Cash Flow reconciliation to Adjusted EBITDA below, as well as our reconciliation of Net income to Adjusted EBITDA provided above.

Year Ended
(In thousands)	December 31, 2010
Adjusted EBITDA	$262,121
Non-cash deferred rent	7,064
Total capital expenditures	(216,141)
Cash payments for interest, net	(7,551)
Cash payments for income taxes, net	(11,265)
Adjusted free cash flow	$34,228

Net Leverage (Non-GAAP financial measure)

We define Net Leverage as Net Debt divided by Adjusted EBITDA (trailing twelve months).  We believe that Net Leverage is an important metric for investors in evaluating a company’s liquidity.  Note that Net Leverage is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our Net Leverage calculation below.

(Dollars in thousands)	As of December 31,
	2010
Obligations under capital leases	$128,936
Debt	2,791
Total debt	$131,727
Less: Cash and cash equivalents	(104,941)
Net debt	$26,786
Adjusted EBITDA (trailing twelve months)	$262,121

Net leverage	0.1	x

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

Revenue Recognition

Because we provide our hosting services to our customers and do not sell individual hardware and software products, we recognize revenue when all of the following conditions are met:

	There is persuasive evidence that an arrangement exists;

	The service has been provided to the customer;

	The amount of fees to be paid by the customer is fixed or determinable; and

	The collection of the fees is reasonably assured.

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

Periodically we assess potential impairment of our property and equipment. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy, and significant industry or economic trends. When we determine that the carrying value of a long-lived asset or asset group may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset or asset group to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

Goodwill

Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is evaluated for impairment on an annual basis on October 1st, or whenever events or circumstances indicate that impairment may have occurred.  The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using a discounted cash flow methodology, which requires significant judgments, including estimation of future cash flows, which is dependent upon internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination.  We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

We did not identify any triggering events in 2010 that would require an update to our annual impairment test.  Additionally, upon conclusion of our 2010 annual test we noted that the fair value of each of our reporting units with goodwill was substantially in excess of the carrying value of the respective reporting unit’s net assets.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be impacted.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and development tax credits, state taxes, contingency reserves for uncertain tax positions and certain benefits realized related to stock option activity. Our effective tax rate was 33.6%, 35.1% and 35.1% for 2008, 2009 and 2010, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Recent Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Power Prices.    We are a large consumer of power.  During 2010, we expensed approximately $17.8 million that was paid to utility companies to power our data centers, representing 2.3% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs.  Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market.  We currently have a fixed price contract with a provider of electricity for power for our Grapevine data center that expires in September 2011. The contract allows the company to periodically convert the price to a floating market price during the arrangement.  In September 2010, we entered into another fixed price contract for our Grapevine data center that begins when the previous arrangement expires in October 2011 and runs through September 2013.  Also, in June 2009, we entered into a similar fixed price contract for 12 months for our Slough U.K. data center that has since been extended for an additional 12 months to expire in May 2011.  These contracts have been designated as meeting the normal purchases and normal sales exception and thus are not accounted for as derivatives.

Interest Rates.    Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. As of December 31, 2010, the outstanding balance of credit facility was $0 and therefore we have limited interest rate risk.

Leases.    The majority of our purchases of customer gear are vendor financed through capital leases with fixed payment terms generally over three to five years, coinciding with the depreciation period of the equipment.  As of December 31, 2010, we have a principal liability for these leases of $128.9 million on our consolidated balance sheet, of which $59.8 million is classified as current.  Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or the borrowing rates, which are fixed rates, may increase.

Foreign Currencies.    The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates.  We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both U.S. dollars and the pound sterling.  During 2010, we recognized foreign currency losses of $0.7 million within other income (expense).  We have not entered into any currency hedging contracts, although we may do so in the future.  Our revolving credit facility agreement also provides us the ability to borrow from our credit facility in pounds sterling and euros, rather than restricting borrowings to U.S. dollars. We currently do not have borrowings in any alternative currencies from our credit facility. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 8 – FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited the accompanying consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rackspace Hosting, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
San Antonio, Texas
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited Rackspace Hosting, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rackspace Hosting, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rackspace Hosting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 18, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
San Antonio, Texas
February 18, 2011

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)	December 31,	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$125,425	$104,941
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,298 as of December 31, 2009,
and $2,846 as of December 31, 2010	38,732	47,734
Income taxes receivable	7,509	4,397
Deferred income taxes	9,764	6,416
Prepaid expenses and other current assets	10,239	21,957
Total current assets	191,669	185,445

Property and equipment, net	432,971	495,228
Goodwill	22,329	57,147
Intangible assets, net	10,790	9,675
Other non-current assets	10,886	14,082
Total assets	$668,645	$761,577

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,773	$111,645
Current portion of deferred revenue	17,113	15,822
Current portion of obligations under capital leases	46,415	59,763
Current portion of debt	4,893	1,912
Total current liabilities	158,194	189,142

Non-current deferred revenue	2,331	2,927
Non-current obligations under capital leases	63,287	69,173
Non-current debt	52,791	879
Non-current deferred income taxes	30,850	35,238
Other non-current liabilities	11,765	25,355
Total liabilities	319,218	322,714

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 123,773,977 shares issued and outstanding
as of December 31, 2009, 126,950,468 shares issued and
outstanding as of December 31, 2010	124	127
Additional paid-in capital	251,337	296,571
Accumulated other comprehensive loss	(10,257)	(12,416)
Retained earnings	108,223	154,581
Total stockholders’ equity	349,427	438,863
Total liabilities and stockholders’ equity	$668,645	$761,577

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
(In thousands, except per share data)	2008	2009	2010

Net revenue	$531,933	$628,987	$780,555
Costs and expenses:
Cost of revenue	172,583	200,943	249,840
Sales and marketing	80,323	79,458	96,207
General and administrative	148,706	168,116	199,011
Depreciation and amortization	90,172	125,229	155,895
Total costs and expenses	491,784	573,746	700,953
Income from operations	40,149	55,241	79,602
Other income (expense):
Interest expense	(8,229)	(8,950)	(7,984)
Interest and other income (expense)	768	255	(207)
Total other income (expense)	(7,461)	(8,695)	(8,191)
Income before income taxes	32,688	46,546	71,411
Income taxes	10,985	16,328	25,053
Net income	$21,703	$30,218	$46,358

Net income per share
Basic	$0.20	$0.25	$0.37
Diluted	$0.19	$0.24	$0.35

Weighted average number of shares outstanding
Basic	108,528	120,570	125,097
Diluted	115,406	127,420	133,429

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2008	2009	2010
Cash Flows From Operating Activities
Net income	$21,703	$30,218	$46,358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	90,172	125,229	155,895
Loss on disposal of equipment, net	2,888	1,027	758
Provision for bad debts and customer credits	4,149	10,347	4,330
Deferred income taxes	12,099	9,379	6,788
Deferred rent	(211)	4,378	7,064
Share-based compensation expense	15,017	20,124	26,624
Excess tax benefits from share-based compensation arrangements	(3,212)	-	(2,370)
Changes in certain assets and liabilities
Accounts receivable	(12,202)	(17,075)	(12,864)
Income taxes receivable	(12,318)	4,809	2,606
Prepaid expenses and other current assets	(2,740)	(2,313)	(10,125)
Accounts payable and accrued expenses	13,687	15,168	16,765
Deferred revenue	1,931	(1,163)	(488)
All other operating activities	5,619	(3,260)	2,894
Net cash provided by operating activities	136,582	196,868	244,235

Cash Flows From Investing Activities
Purchases of property and equipment, net	(165,396)	(117,292)	(144,778)
Acquisitions, net of cash acquired	(9,739)	-	(29,854)
Earn-out payments for acquisitions	-	(6,822)	(490)
Other investing activities	-	-	(75)
Net cash used in investing activities	(175,135)	(124,114)	(175,197)

Cash Flows From Financing Activities
Principal payments of capital leases	(32,376)	(44,680)	(52,129)
Principal payments of notes payable	(6,851)	(6,729)	(4,893)
Borrowings on line of credit	200,000	-	-
Payments on line of credit	(57,301)	(150,000)	(50,000)
Payments for debt issuance costs	(158)	(367)	-
Proceeds from sale leaseback transactions	1,543	-	-
Proceeds from issuance of common stock at IPO net of offering expenses of $14,196	144,554	-	-
Proceeds from issuance of common stock, net	548	-	-
Exercise of warrants	278	-	-
Proceeds from employee stock plans	1,964	14,489	15,250
Excess tax benefits from share-based compensation arrangements	3,212	-	2,370
Net cash provided by (used in) financing activities	255,413	(187,287)	(89,402)

Effect of exchange rate changes on cash and cash equivalents	(3,390)	1,551	(120)

Increase (decrease) in cash and cash equivalents	213,470	(112,982)	(20,484)

Cash and cash equivalents, beginning of period	24,937	238,407	125,425

Cash and cash equivalents, end of period	$238,407	$125,425	$104,941

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$73,556	$64,692	$71,363
Acquisition of property and equipment by notes payable	11,934	3,690	-
Vendor financed equipment purchases	$85,490	$68,382	$71,363

Shares issued in business combinations	$1,785	$8,680	$510
Cash payments for interest, net of amount capitalized	$9,616	$8,213	$7,743
Cash payments for income taxes	$6,364	$8,651	$20,112

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Years Ended December 31, 2008, 2009 and 2010
(In thousands except share data)	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated other		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	comprehensive income (loss)	Retained Earnings	stockholders' equity
Balance at December 31, 2007	1,214,837	$1	101,211,223	$101	(82,705)	$(126)	$40,082	$513	$56,302	$96,873

Issuance of common stock
Exercise of stock options (including excess tax benefit of $3,212)	-	-	1,427,334	2	-	-	5,175	-	-	5,177
Issuance of common stock to board of directors	-	-	24,405	-	-	-	289	-	-	289
Issuance of warrants at IPO offering	-	-	268,750	-	-	-	278	-	-	278
Proceeds from issuance of common stock net of offering costs of $14,196	-	-	12,700,000	13	-	-	144,541	-	-	144,554
Conversion of preferred shares to common stock at IPO offering	(1,214,837)	(1)	1,214,837	1	-	-	-	-	-	-
Sale of common stock for cash	-	-	60,000	-	-	-	548	-	-	548
Shares issued in business combination	-	-	247,545	-	82,705	126	1,659	-	-	1,785
Total issuance of common stock	(1,214,837)	(1)	15,942,871	16	82,705	126	152,490	-	-	152,631

Share-based compensation expense	-	-	-	-	-	-	15,017	-	-	15,017
Comprehensive income:
Net income									21,703	21,703
Unrealized gain (loss) on derivative instrument, net of tax effect								(1,564)		(1,564)
Cumulative translation adjustment								(14,976)		(14,976)
Total comprehensive income										5,163
Balance at December 31, 2008	-	$-	117,154,094	$117	-	$-	$207,589	$(16,027)	$78,005	$269,684

Issuance of common stock
Exercise of stock options and release of stock awards
(including excess tax benefit of $0)	-	-	5,723,772	6	-	-	14,023	-	-	14,029
Issuance of common stock to board of directors	-	-	50,376	-	-	-	462	-	-	462
Issuance of common stock (earn-out)	-	-	818,899	1	-	-	8,679	-	-	8,680
Issuance of shares from Employee Stock Purchase Plan	-	-	26,836	-	-	-	460	-	-	460
Total issuance of common stock	-	-	6,619,883	7	-	-	23,624	-	-	23,631

Share-based compensation expense	-	-	-	-	-	-	20,124	-	-	20,124
Comprehensive income:
Net income									30,218	30,218
Unrealized gain (loss) on derivative instrument, net of tax effect								704		704
Cumulative translation adjustment								5,066		5,066
Total comprehensive income										35,988
Balance at December 31, 2009	-	$-	123,773,977	$124	-	$-	$251,337	$(10,257)	$108,223	$349,427

Issuance of common stock
Exercise of stock options and release of stock awards
(including excess tax benefit of $2,370)	-	-	3,101,687	3	-	-	17,017	-	-	17,020
Stock based activity and issuance of common stock to board of directors	-	-	21,021	-	-	-	484	-	-	484
Issuance of common stock (earn-out)	-	-	27,080	-	-	-	510	-	-	510
Issuance of shares from Employee Stock Purchase Plan	-	-	26,703	-	-	-	599	-	-	599
Total issuance of common stock	-	-	3,176,491	3	-	-	18,610	-	-	18,613

Share-based compensation expense	-	-	-	-	-	-	26,624	-	-	26,624
Comprehensive income:
Net income									46,358	46,358
Unrealized gain (loss) on derivative instrument, net of tax effect								1,182		1,182
Cumulative translation adjustment								(3,341)		(3,341)
Total comprehensive income										44,199
Balance at December 31, 2010	-	$-	126,950,468	$127	-	$-	$296,571	$(12,416)	$154,581	$438,863

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

Basis of Consolidation

The consolidated financial statements include the accounts of Rackspace Hosting and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies.  There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereof during 2010.

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

We perform ongoing credit evaluations and collateral is generally not required for trade receivables. At December 31, 2009 and 2010, no customer, reseller or strategic partner comprised more than 5% of total accounts receivable.

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

Property and Equipment, Net

Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful life of the asset. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

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

Revenue and Deferred Revenue

We provide hosting services to our customers and generally do not sell individual hardware and software products. Our customers pay us a monthly recurring charge based upon the size and complexity of the IT systems we manage, the type of technology used and the level of support we provide.  Some customers also pay a non-refundable installation fee. We recognize revenue when all of the following conditions are met:

	There is persuasive evidence that an arrangement exists;

	The service has been provided to the customer;

	The amount of fees to be paid by the customer is fixed or determinable; and

	The collection of the fees is reasonably assured.

We recognize hosting revenue, including installation fees on a monthly basis, beginning on the date the customer commences use of our services. Hosting revenue is recognized over the contractual term of the customer contract. Our customers generally continue to utilize our services beyond the initial contract term which typically ranges from several months to three years. As a result, installation fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of amounts that have been prepaid or deferred installation fees. As of December 31, 2010, of the total $18.7 million in deferred revenue recorded on our balance sheet, $15.8 million, $2.0 million, and $0.9 million will be amortized to revenue in 2011, 2012 and 2013, respectively.

Revenue is recorded net of sales and use tax.

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

In determining whether the other professional services can be accounted for separately from hosting revenue, we consider the following factors for each agreement: availability of the services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the professional services, the timing of when the services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services. Revenue related to other professional services was not a significant component of revenue during 2008, 2009 or 2010.

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

Advertising Costs

We charge advertising costs to expense in the period incurred. Advertising expenses for the years ended December 31, 2008, 2009 and 2010 were approximately $30.7 million, $23.5 million and $26.3 million, respectively.

Research and Development Costs

Our research and development efforts are focused on the deployment of new technologies to address emerging trends, development and evolution of proprietary tools, and enhancement of systems and processes for sales and support. We expense costs related to preliminary project assessment, research and development, re-engineering, training, and application maintenance as incurred in general and administrative expenses or cost of revenue. These costs primarily include compensation costs for employees and consultants dedicated to research and development efforts. Administrative and other infrastructure expenses attributable to research and development are reported in general and administrative expense. For the years ended December 31, 2008, 2009 and 2010, we recognized $10.8 million, $12.6 million and $18.8 million of research and development expense, respectively.

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

We used the following assumptions when determining the fair value of our stock options:

  Fair Value of our Common Stock—For valuations prior to our IPO, the fair value of our common stock was determined using both a market and discounted cash flow approach. The aggregate equity valuation was allocated between our various securities using the treasury stock method.   Subsequent to the IPO, the end of day market price on the grant date was used to determine fair value.
  Expected Term—The expected term represents the period that our share-based awards are expected to be outstanding. In order to compute the expected term, we have elected to use the simplified method.

  Expected Volatility—Management estimates volatility for option grants by evaluating the average historical volatility of a peer group, as well as the volatility of the company’s stock since the IPO. Management believes historical volatility of the identified peer group (while incorporating the company’s historical volatility) to be the best estimate of future volatility.

  Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation model is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

  Expected Dividend—We have not issued dividends to date and do not anticipate issuing dividends.

  Estimated Rate of Forfeitures—We estimate expected forfeitures based on our historical experience. If actual forfeitures differ from our estimates, we will record the difference as an adjustment in the period we revise our estimates.

We also grant restricted stock units (RSUs), a portion of which have vesting conditions dependent upon the performance of the company’s total shareholder return (TSR) on its common stock compared to the Russell 2000 Index.   Additionally, the company’s TSR must be positive for vesting to occur.  We use a Monte Carlo simulation to estimate the fair value of these awards.  For all other RSUs granted that vest ratably over the requisite service period, we measure fair value based on the closing fair market value of the company’s common stock on the date of grant and we recognize expense straight-line over the vesting period.

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

We are not currently under income tax audit in any jurisdiction in which we operate.  However, due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns.  We have considered all relevant facts and circumstances believe that we have made adequate provision for all income tax uncertainties.  For a further discussion of the impact of uncertain tax positions, see Note 18.

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Derivative Financial Instruments

 In order to limit our exposure to interest rate risk we entered into an interest rate swap contract in 2007 that expired in 2010. We recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is initially reported as a component of “other comprehensive income” and is then recorded in income in the period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized in income as incurred.

Fair Value of Financial Instruments

The fair value of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short- term nature of these items. The fair value of our debt approximates the carrying value as of December 31, 2010.  The carrying amount of our revolving credit facility at December 31, 2009 approximated its fair value as it is tied to floating market interest rates.

Foreign Currency

We have assessed the functional currency of each of our international subsidiaries and have generally designated the local currency to be their respective functional currencies. The financial statements of these foreign subsidiaries are translated into the U.S. dollar. All assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenue and expenses are translated using average exchange rates. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss) of stockholders’ equity. Transaction gains or losses in currencies other than the functional currency are included as a component of other income (expense) in the consolidated statements of income.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us this year, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us beginning January 1, 2011. This new guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011.  The new guidance eliminates the requirement that all undelivered elements in a multiple-element revenue arrangement have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the fair values of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative fair values, regardless of whether those fair values are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption.  We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share data)	2008	2009	2010

Basic net income per share:
Net income	$21,703	$30,218	$46,358

Weighted average shares outstanding:
Common stock	107,798	120,570	125,097
Preferred stock	730	-	-
Number of shares used in per share computations	108,528	120,570	125,097

Earnings per share	$0.20	$0.25	$0.37
Diluted net income per share:
Net income	$21,703	$30,218	$46,358

Weighted average shares outstanding:
Common stock	107,798	120,570	125,097
Stock options, awards and employee share purchase plan	6,732	6,850	8,332
Preferred stock	730	-	-
Stock warrants	146	-	-
Number of shares used in per share computations	115,406	127,420	133,429

Earnings per share	$0.19	$0.24	$0.35

We excluded 6.0 million, 3.8 million and 3.0 million potential common shares from the computation of dilutive earnings per share for the periods ended December 31, 2008, 2009 and 2010, respectively, because the effect would have been anti-dilutive.

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

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

	December 31,	December 31,
(In thousands)	2009	2010

Cash deposits	$64,716	$64,201
Money market funds	60,709	40,740
Cash and cash equivalents	$125,425	$104,941

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. We actively monitor the third-party depository institutions that hold our deposits. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds.  In December 2010, we repaid $50.0 million on our revolving credit facility with $20.0 million from our money market funds and the remaining $30.0 million from our cash deposits.

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

We measure our financial instruments at fair value. Our money market funds are classified within Level 1 because these funds are valued using quoted market prices.  Prior to its expiration, our interest rate swap was classified within Level 2 as the valuation inputs were based on quoted prices and market observable data of similar instruments.

The carrying values of cash deposits and accounts receivable are reasonable estimates of their fair values due to the short maturity of these financial instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized by level below.  The table does not include assets and liabilities that are measured at historical costs or any other basis other than fair value.

(In thousands)	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$60,709	$-	$-	$60,709
Rabbi trust (3)	576	-	-	576
Total	$61,285	$-	$-	$61,285

Liabilities:
Interest rate swap agreement (1)	$-	$1,818	$-	$1,818
Deferred compensation (2)	586	-	-	586
Total	$586	$1,818	$-	$2,404

(In thousands)	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,740	$-	$-	$40,740
Rabbi trust (3)	795	-	-	795
Total	$41,535	$-	$-	$41,535

Liabilities:
Deferred compensation (2)	$754	$-	$-	$754
Total	$754	$-	$-	$754

(1) Money market funds are classified in cash and cash equivalents and the interest rate swap agreement was classified in accounts payable and accrued expenses.
(2) Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.
(3) Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are located in other non-current assets.

Our Rabbi Trust was established in 2009 and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the statement of income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan.  During 2009 and 2010, we recognized minimal net gains as interest and other income.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,	December 31,
(In thousands)	2009	2010

Prepaid expenses	$7,505	$16,738
Other current assets	2,734	5,219
Prepaid expenses and other current assets	$10,239	$21,957

In June 2010, we entered into a 3-year software license agreement with a reseller of licenses under which we made a prepayment of $18.0 million in July 2010 for a specified quantity of software licenses through May 2011.

 7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2009	December 31, 2010

Computers, software and equipment	1-5 years	$511,279	$668,691
Furniture and fixtures	7 years	22,311	25,140
Buildings and leasehold improvements	2-30 years	134,045	141,506
Land	--	13,860	13,860
Property and equipment, at cost		681,495	849,197
Less accumulated depreciation and amortization		(298,369)	(422,716)
Work in process		49,845	68,747
Property and equipment, net		$432,971	$495,228

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $85.7 million, $118.8 million and $149.9 million for the years ended December 31, 2008, 2009 and 2010, respectively.

At December 31, 2009, the work in process balance consisted of build outs of $35.7 million for office facilities, $8.0 million for data centers and $6.1 million for capitalized software and other projects.  At December 31, 2010, the work in process balance consisted of build outs of $35.7 million for office facilities, $21.3 million for data centers (of which $13.3 million relates to a vendor fee for data center design and construction services) and $11.7 million for capitalized software and other projects.

Capitalized interest was $2.7 million, $0.8 million and $0.6 million for the years ended December 31, 2008, 2009 and 2010, respectively.

The unamortized balance of computer software costs on our consolidated balance sheets was $29.1 million and $31.7 million as of December 31, 2009 and 2010, respectively. Amortization expense for capitalized computer software costs was $7.3 million, $12.7 million and $17.9 million for the years ended December 31, 2008, 2009 and 2010, respectively.

8. Business Combinations and Goodwill

In December 2010, we acquired a company specializing in the creation of web applications for easy and efficient cloud-server management.  The acquisition, which was accounted for using the acquisition method, included an initial cash payment and stock to be exchanged upon the achievement of certain earn-out provisions.  The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations.  The fair value of the contingent consideration of $8.7 million was recorded as a liability.  The consolidated statements of income include the results of operations for the acquired company commencing on December 15, 2010.

In 2008, we acquired two companies, which we accounted for as business combinations.  During 2009 earn-outs in connection with these acquisitions totaling $15.5 million were achieved and paid in a combination of cash and stock.  The final $1.0 million earn-out was achieved in March 2010 and was paid in April 2010 in a combination of cash and stock.  The earn-out was accounted for as additional goodwill.

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2008	$6,942
Earn-out payments for acquisitions	15,502
Purchase accounting adjustments	(115)
Balance at December 31, 2009	$22,329
Earn-out payment for acquisition	1,000
Acquisition	33,818
Balance at December 31, 2010	$57,147

None of the $33.8 million of goodwill recorded for the acquisition in 2010 is deductible for tax purposes.

We test goodwill at the reporting unit level using a fair value approach. Our annual testing did not result in an impairment of goodwill for the year ended December 31, 2010 as the fair value of each reporting unit with goodwill was determined to be in excess of its carrying value.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.  There were no such changes during the year ended December 31, 2010 and as of December 31, 2010, there were no indicators that our goodwill was impaired.

9. Intangible Assets

The following tables provide information regarding our intangible assets, other than goodwill:

	December 31, 2009
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$11,052	$(6,925)	$4,127
Purchased technologies	3,645	(2,045)	1,600
Domain name purchases	431	(418)	13
Noncompete agreements	734	(227)	507
Customer relationships	5,240	(1,340)	3,900
Trademarks, tradenames and patents	865	(442)	423
Other	631	(411)	220
Total	$22,598	$(11,808)	$10,790

	December 31, 2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$11,571	$(10,356)	$1,215
Purchased technologies	7,145	(2,970)	4,175
Domain name purchases	459	(440)	19
Noncompete agreements	1,534	(382)	1,152
Customer relationships	5,240	(2,389)	2,851
Trademarks, tradenames and patents	887	(657)	230
Other	631	(598)	33
Total	$27,467	$(17,792)	$9,675

Amortization expense on intangibles was $4.5 million, $6.5 million and $6.0 million in 2008, 2009 and 2010, respectively. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, which range from one to six years.  The only intangible assets amortized over six years are related to our December 2010 acquisition.  As of December 31, 2010, amortization expense on intangible assets for the next five years was expected to be as follows:

(In thousands)
Year ending:	Amount
2011	$3,811
2012	2,171
2013	1,663
2014	847
2015	583
Thereafter	600
Total	$9,675

As of December 31, 2010, there were no indicators that our intangible assets were impaired.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,	December 31,
(In thousands)	2009	2010

Trade payables	$24,597	$30,603
Accrued compensation and benefits	28,469	26,855
Income and other taxes payable	13,135	19,814
Vendor accruals	17,806	22,503
Other liabilities	5,766	11,870
Accounts payable and accrued expenses	$89,773	$111,645

The increase in other liabilities is primarily the result of the earn-out liability related to our December 2010 acquisition.

11. Debt

Debt outstanding consisted of:

	December 31,	December 31,
(In thousands)	2009	2010

Revolving credit facility	$50,000	$-
Notes payable	7,684	2,791
Total debt	57,684	2,791
Less current portion of debt	(4,893)	(1,912)
Total non-current debt	$52,791	$879

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

In June 2009, we amended the revolving credit facility agreement to provide us with the ability to borrow under our credit facility in pounds sterling and euros, rather than only allowing our borrowings in U.S. dollars. We have the ability to borrow up to $75 million in alternate currencies. In addition, the amendment provides for changes in regard to certain other items in the credit agreement, including but not limited to (i) the calculation to determine our “Minimum Fixed Charge Coverage Ratio”, (ii) our banking account maintenance, and (iii) requirements for access to collateral located at our various real property locations. These changes were made in order to provide clarifications that reflected compliance expectations that already existed among the parties. We incurred fees of $367 thousand in connection with the amendment which have been capitalized and are being amortized over the remaining term of the revolver. As of December 31, 2010 we did not have any borrowings on our credit facility in alternate currencies.

The credit facility has financial and non-financial covenants.  Financial covenants under our facility include a minimum fixed charge coverage ratio of at least 1.25 to 1.00 until the three months ended December 31, 2009 and 1.50 to 1.00 for every quarter thereafter and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million.  As of December 31, 2010, we were in compliance with all of the covenants under our facility.

In December 2010 we repaid $50.0 million of the outstanding balance of the facility and, therefore, as of December 31, 2010, there was no amount outstanding under the facility except for an outstanding letter of credit of $0.5 million, resulting in an additional $244.5 million available for future borrowings.

Our average borrowing under the facility was $47.1 million for the year ended December 31, 2010.  In the same period, the revolving credit facility accrued interest at an average rate of 1.19%.

Interest Rate Swap

Historically, we have used cash flow hedges to limit our exposure that may result from the variability of floating interest rates.  Our previous interest rate swap, which had a notional amount of $50.0 million to hedge a portion of our outstanding floating-rate debt, expired in December 2010. Prior to its expiration, this swap converted floating rate interest based on LIBOR into fixed-rate interest as part of the arrangement with our primary lender.

We were required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, received variable interest payments based on 1-month LIBOR.  The net receipts or payments from the swap were recorded as interest expense. The swap was designated and qualified as a cash flow hedge. As such, the swap was accounted for as an asset or a liability in the accompanying consolidated balance sheets at fair value. We utilized the dollar offset method to assess the effectiveness of the swap. Under this methodology, the swap was deemed to be highly effective during the years ended December 31, 2008, 2009 and 2010. There was no hedge ineffectiveness recognized in earnings during the years ended December 31, 2008, 2009 and 2010.

The fair value of the swap was estimated based on the yield curve as of December 31, 2009, and represented its carrying value.  See Note 5 for further disclosure on the fair value of the interest rate swap and Note 19 for further information on comprehensive income.

The following table presents the impact of the interest rate swap on the consolidated balance sheets:

	December 31,	December 31,
(In thousands)	2009	2010
Accounts payable and accrued expenses	$1,818	$-
Accumulated other comprehensive income (loss), net of tax	$(1,182)	$-

	Year Ended December 31,
(In thousands)	2008	2009	2010
Effective gain (loss) recognized in accumulated other comprehensive income, net of tax	$(1,564)	$704	$1,182

Notes Payable

We have entered into various financing arrangements with multiple equipment and software vendors. As of December 31, 2010, the total amount financed under these relationships was $2.8 million with various terms extending to June 2012, and stated rates ranging from 0.0% to 6.0%. For arrangements with below market interest rates, we impute an interest charge based on our average borrowing rate. The weighted average effective interest rate of the various arrangements with third party vendors was 3.91% as of December 31, 2010.

The future principal payments on the revolving credit facility and notes payable as of December 31, 2010 was as follows:

(In thousands)
Year ending:	Amount
2011	$1,912
2012	879
2013 and beyond	-
Total debt payments	$2,791

12. Other Non-Current Liabilities

    Other non-current liabilities consisted of:
	December 31,	December 31,
(In thousands)	2009	2010

Texas Enterprise Fund Grant	$5,000	$5,000
Deferred rent	5,391	14,595
Other	1,374	5,760
Other non-current liabilities	$11,765	$25,355

See Note 14 for a description of the liability associated with the Texas Enterprise Fund Grant agreement.  The increase in deferred rent resulted primarily from rent on our Chicago area data center.

13. Leases

Capital Leases

We have master lease agreements with our primary vendors that supply us with servers and computer equipment. Currently, we finance most equipment purchases through their respective finance companies. The terms vary with each vendor, but typically include a term of two to four years and interest rates ranging from 1.7% to 8.6%. A majority of these agreements allow us to purchase the equipment at the end of the lease for a nominal amount.

In 2008, 2009 and 2010, we financed $1.5 million, $0 and $0, respectively, of certain servers and equipment through sale leaseback transactions with a vendor. We recognize the sale and repurchase of this equipment based on the relative fair value on the date of the transaction. As a result, no gains or losses were recorded in our consolidated statement of income. These sale leaseback transactions are recorded as leased assets and as obligations under capital leases within the consolidated balance sheet.

Amounts in property and equipment under capital leases consisted of:

	December 31,	December 31,
(In thousands)	2009	2010
Computers, software and equipment	$195,578	$253,687
Less: accumulated depreciation and amortization	(73,803)	(132,795)
	$121,775	$120,892

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

Future capital lease payments under non-cancelable leases as of December 31, 2010 were as follows:

(In thousands)
Year ending:	Amount
2011	$64,132
2012	46,288
2013	22,861
2014	2,845
Total minimum capital lease payments	136,126
Less amount representing interest	(7,190)
Present value of net minimum lease payments	128,936
Less current portion of obligations under capital leases portion	(59,763)
Non-current obligations under capital leases	$69,173

Lease obligations for our foreign subsidiaries are denominated in foreign currencies, which have been converted to U.S. dollars at the exchange rate on December 31, 2010.

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

Future operating lease payments under non-cancelable leases with an initial term in excess of one year as of December 31, 2010 were as follows:

(In thousands)
Year ending:	Amount
2011	$22,905
2012	29,215
2013	26,799
2014	25,582
2015	24,179
Thereafter	217,967
Total minimum operating lease payments	$346,646

Rent expense for the years ended December 31, 2008, 2009 and 2010 was $19.5 million, $22.1 million and $26.6 million, respectively.

14. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily relate to commitments for certain services and construction contracts at our data centers as well as commitments to prepay for certain software licenses. The agreements vary from one to three years and provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements as of December 31, 2010 approximated $21.8 million, $23.1 million, and $12.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.

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

Contingent Liability

We recorded an $8.7 million liability representing the fair value of the earn-outs related to our December 2010 acquisition.  The earn-outs can be paid in cash or our common stock at our discretion.

Guarantees

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

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no significant liabilities recorded for these agreements as of December 31, 2009 or December 31, 2010.

We have service level commitment obligations with most of our customers. As a result, service interruptions or significant equipment damage in our data centers, whether or not within our control, could result in us not achieving service level commitments to these customers resulting in an obligation to pay a service level credit. Our liability insurance does not cover ordinary service interruptions. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenue and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized and record an estimate for potential unrecorded amounts. The balance for credits resulting from our service level agreements within allowances for doubtful accounts and customer credits as of December 31, 2009 and 2010 was $1.4 million and $0.5 million, respectively.

Indemnifications

In the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We have no significant liabilities recorded for these agreements as of December 31, 2009 or 2010.

Incentive Arrangements

In August 2007, we entered into a lease for our corporate headquarters. In connection with this lease, we also entered into a Master Economic Incentives Agreement with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate employee base requirement of 4,500 jobs in Windcrest by December 31, 2012; however, if the job requirement in any grant agreement with the State of Texas is lower, then the job requirement under the MEIA is automatically adjusted downward. Consequently, because the Texas Enterprise Fund Grant agreement discussed below has been amended to reduce the state job requirement, the job requirement under the MEIA has been reduced to 1,774.  In addition, the agreement requires that the median payroll of those employees be no less than $51 thousand per year. In exchange for these employment obligations, we will receive a 14-year exemption from most of the property taxes associated with the property. If we fail to meet these job creation requirements, we could lose a portion or all of the tax exemption provided during the 14-year period and would then be obligated to repay the exemption amount. We have met the requirements for the employment level and median payroll for December 31, 2010, and we believe that it is probable that we will meet the requirements throughout the exemption period.  We elected to begin the exemption period in 2009.

Further, we entered into an agreement, with the State of Texas, under which we received $5.0 million in 2007, and may receive up to an additional $17.0 million from the Texas Enterprise Fund in multiple installments provided that we meet certain new job levels in the State of Texas paying an average of at least $56 thousand per year (subject to a 2.0% per year increase commencing in 2012), beginning December 31, 2008 and sustain these jobs through December 31, 2021. If we fail to meet these job creation requirements, we will be required to repay the grant money with interest at the rate of 3.4% per year. If we fail to meet any of the annual job creation requirements, we may be required to repay cash previously received.  As of December 31, 2010, the $5.0 million received was deferred and recorded as other non-current liabilities. Amounts will be recognized into income upon the achievement of the performance criteria and the determination that the cash is no longer refundable to the State of Texas.

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

In October 2008, we received a grant in partnership with the State of Texas and Alamo Community College District.  Under the terms of the grant, we are eligible to receive free training courses through Alamo Community College and be reimbursed for certain internal training courses for an amount not to exceed $4.7 million through July 31, 2012.   In order to fulfill our requirements, we must meet certain employment requirements.

15. Common Stock

Common Stock

In October 2007, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized common shares from 30 million to 300 million. At December 31, 2009 and 2010, we had 123,773,977 and 126,950,468 shares of our common stock legally issued and outstanding, respectively.

We have one class of authorized common stock. The rights and privileges provided to our common stockholders are as follows:


Dividend Rights—Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of our common stock are entitled to receive dividends, at the discretion of our board of directors.

	Voting Rights—All holders of common stock are entitled to one vote per share on all matters to be voted on by Rackspace Hosting’s stockholders.


Right to Receive Liquidation Distributions—Upon liquidation, dissolution or winding-up, the holders of our common stock are entitled to share equally in all of our assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock.

Common Stock Issuances

In September 2007, we issued a total of 587,595 shares of common stock as partial consideration for the acquisition of Webmail.us. The common stock issued was recorded at a price of $5.82 per share, resulting in an aggregate recorded amount of $3.4 million. In connection with the acquisition, we issued three employees 353,805 additional shares which were subject to a repurchase agreement.  As of December 31, 2010, 75% of these shares had become fully vested and were no longer subject to the repurchase agreement.

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

In 2009 and 2010, we had two employee stock purchases under the 2008 Employee Stock Purchase Plan (ESPP).  We issued a total of 26,836 and 26,703 shares of common stock as part of the purchases processed in 2009 and 2010, respectively.  No expense associated with these shares issued was recorded in 2009 and 2010.  The shares are also fully vested and unrestricted as of December 31, 2009 and December 31, 2010.

In 2008, 2009 and 2010, we issued 1,427,334, 5,723,772 and 3,302,464 shares, respectively, related to employee stock options and restricted stock units.  See Note 17 for additional disclosures related to the share-based compensation.

In 2009, per the terms of the merger agreements with Jungle Disk and Slicehost, and product integration milestones, we issued 140,935 shares of our common stock at a price of $5.428 per share as the first earn-out for Jungle Disk in March 2009, resulting in an aggregate recorded amount of $765 thousand.  In April 2009, we issued 200,000 shares of our common stock at a price of $5.574 per share as the first earn-out for Slicehost, resulting in an aggregate recorded amount of $1.1 million.  In August 2009, we issued 477,964 shares of our common stock at a price of $14.227 per share as the second earn-out in Slicehost, resulting in an aggregate recorded amount of $6.8 million.

In 2008, 2009 and 2010, each of our non-employee board of directors was compensated with shares of common stock.  We granted a total of 24,405, 50,376 and 21,021 shares of common stock as a portion of director’s fees to non-employee members of our board of directors in 2008, 2009 and 2010, respectively.  We recorded $289 thousand, $462 thousand and $436 thousand of expense associate with these grants in 2008, 2009 and 2010, respectively.  The shares are fully vested and unrestricted as of December 31, 2010.  These amounts have been recorded as a component of general and administrative expense.

In August 2010, we issued 10,718 restricted stock units to two members of our board of directors.  These awards vest in Mach 2012.  We recorded $48 thousand of expense associated with these grants in 2010.  This amount has been recorded as a component of general and administrative expense.

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

16. Preferred Stock

Prior to our IPO in August 2008, we had 1,214,837 shares of Series A Convertible Preferred Stock (Preferred Stock), all of which were issued in 2001.  These shares were all converted to common stock as part of our IPO.  As of December 31, 2009 and 2010, there were 50 million authorized shares of preferred stock of which none was issued or outstanding.

17. Share-Based Compensation

In December 2007, we adopted our 2007 Long Term Incentive Plan, or the 2007 Stock Plan.  Under the 2007 Stock Plan, incentive and non-qualified stock options or rights to purchase common stock may be granted to eligible participants. In addition to stock options, we may grant other equity awards such as stock appreciation rights, restricted stock awards, restricted stock units, performance awards, cash-based awards, and dividend equivalents.  All awards, excluding incentive stock options, may be granted under the plan to employees, officers, directors, or any other non-employee service provider to the company.  Incentive stock options may be granted only to employees of the company or a subsidiary.  The exercise price of a stock option granted under the 2007 Stock Plan will be determined by the committee at the time the option is granted, and generally may not be less than 100% of the fair market value of a share of common stock as of the date of grant.  The 2007 Stock Plan has an automatic share reserve increase effective the first day of each fiscal year beginning in 2009 with an amount equal to the lesser of (i) 10,000,000 shares, (ii) four percent of the number of shares on the last day of the immediately preceding fiscal year that are (a) outstanding, and (b) issuable pursuant to outstanding awards and award under prior plans, or (iii) such lesser number of shares determined by our board of directors.  For fiscal year 2009 and 2010, this resulted in an increase of approximately 5.7 million and 5.8 million shares, respectively, available under our Stock Plans.

    We also maintain the 2003 Stock Plan, the 2005 Stock Plan, the 2007 Stock Plan, and plans assumed through acquisitions, collectively referred to as the Stock Plans. Options are priced to be at least 100% of our common stock’s fair market value at the date of grant; except that options granted in 2008 were granted at a price below the price that our common stock was subsequently revalued at during our IPO process. Options have generally been granted for terms of either seven or ten years. Options granted under the Stock Plans generally vest either ratably over a four-year period, at the end of three years, or based on performance milestones. Stock options assumed through acquisitions have had seven to ten-year terms and vest 25% the first year and ratably over the remaining periods.

As of December 31, 2010, the total number of shares authorized under all of our plans was 42.8 million shares, of which approximately 9.1 million shares were available for future grants.

Outstanding stock awards were as follows:

	December 31, 2009	December 31, 2010
Restricted stock units	2,087,500	2,869,832
Stock options	16,841,232	15,551,009
Total outstanding awards	18,928,732	18,420,841

The following table summarizes our restricted stock unit activity for the year ended December 31, 2010:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	2,087,500	$5.47
Granted	831,265	$19.06
Released	(25,000)	$13.29
Cancelled	(23,933)	$19.23
Outstanding at December 31, 2010	2,869,832	$9.23

Expected to vest after December 31, 2010 *	2,747,342	$8.79

* Includes reduction of shares outstanding due to estimated forfeitures

    In February 2009, our board approved grants of restricted stock units (RSUs) to our chief executive officer and another member of the executive team. A total of 2,000,000 RSUs were granted. The vesting of the RSUs is dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur. Of the total RSUs granted, 1,050,000 have a measurement period at the end of three years, and the remainder at the end of five years.  The grant date fair value of these awards was $7.0 million and is being amortized over the awards’ service periods.  The fair value was calculated using a Monte Carlo pricing model.

In December 2009, our board approved an additional 50,000 RSU’s to an executive officer.  These grants vest 25% at the end of each year over a four-year period. Stock-based compensation expense for service vesting RSUs is measured based on the closing fair market value of the company’s common stock on the date of grant.

In 2010, our board has approved two types of RSU grants.  The first type vests as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  Stock-based compensation expense for these service vesting RSUs is measured based on the closing fair market value of the company’s common stock on the date of grant and is recognized ratably over the service period.  The second type was granted to members of our executive team. The vesting of these RSUs is dependent upon the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. Additionally, the company’s TSR must be positive for vesting to occur.

As of December 31, 2010, there was $17.1 million of total unrecognized compensation cost related to non-vested RSUs that we have granted, which will be amortized using the straight line method over a remaining weighted average period of 2.4 years.

The following table summarizes the stock option activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	16,841,232	$6.02	7.56	$249,801
Granted	2,481,917	$20.75
Exercised	(3,076,687)	$4.76
Cancelled	(695,453)	$9.67
Outstanding at December 31, 2010	15,551,009	$8.45	6.84	$356,993

Vested and exercisable at December 31, 2010	5,729,299	$3.65	5.54	$159,024

Vested and exercisable at December 31, 2010
and expected to vest thereafter *	14,852,606	$8.14	6.80	$345,574
* Includes reduction of shares outstanding due to estimated forfeitures

The stock options that were granted in 2010 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of 7 or 10 years.

The total pre-tax intrinsic value of the stock options exercised during fiscal 2008, 2009 and 2010 was $12.4 million, $54.2 million and $53.0 million, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2008	2009	2010

Expected stock volatility	60% - 65%	57% - 61%	55% - 56%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.71% - 3.45%	2.24% - 3.03%	1.35% - 2.79%
Expected life	6.25 - 6.50 years	6.25 years	4.75 - 6.25 years
Weighted average grant date fair value of options granted during the year	$7.84	$3.71	$10.55

As of December 31, 2010, there was $37.2 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans using the straight line method over a weighted average period of 1.7 years.

 In 2008, Rackspace issued 403,000 performance-based stock options with a weighted average exercise price of $7.54 per share to certain employees. The vesting of these options is tied to defined performance criteria based on achievement of revenue and operating income targets. The options vest and are exercisable, in whole or in part, semi-annually over the performance period beginning on the grant date and ending on the five year anniversary of the vesting commencement date. As of December 31, 2010, these options were determined probable to vest and a total of $396 thousand and $884 thousand and $311 thousand of share-based compensation expense was recognized for the years ended December 31, 2008 and 2009 and 2010, respectively.

In the first quarter of 2008, we approved a broad-based option grant and issued stock options to certain employees under the 2007 Plan to purchase 3,793,940 shares of common stock with exercise prices of $9.14 per share and $10.30 per share.  These options have a 3-year cliff vesting and expire ten years from the date of the grant.

We use the Black-Scholes option pricing model to value options granted to non-employees. From 2006 to 2009, we issued 75,000 options to non-employee consultants with a range of exercise prices from $3.40 to $15.59.  These options vest over a 3 or 4-year period, and expire after 10 years. We will continue to mark to market these options using the Black-Scholes model (using the variables discussed in the table above), until such time that they are vested.  As of December 31, 2010, a total of 51,250 of these options had vested and were exercised. During 2008, 2009 and 2010, we recorded general and administrative expense of $142 thousand, $528 thousand and $237 thousand, respectively, related to these options.

Share-based compensation expense was recognized as follows:

	Year Ended December 31,
(in thousands)	2008	2009	2010

Cost of revenue	$2,465	$2,850	$4,660
Sales and marketing	2,141	2,884	4,241
General and administrative	10,411	14,390	17,723
Pre-tax share-based compensation	15,017	20,124	26,624
Less: Income tax benefit	(5,047)	(7,059)	(9,340)
Total share-based compensation expense, net of tax	$9,970	$13,065	$17,284

18. Taxes

The provision for income taxes consisted of:

	Year Ended December 31,
(In thousands)	2008	2009	2010
Current:
Federal	$(9,396)	$(5,911)	$691
Foreign	6,762	10,243	16,994
State	1,917	2,509	3,658
Total current	(717)	6,841	21,343

Deferred:
Federal	13,611	10,497	6,933
Foreign	(1,636)	(826)	(2,908)
State	(273)	(184)	(315)
Total deferred	11,702	9,487	3,710

Total provision for income taxes	$10,985	$16,328	$25,053

Income before income taxes included income from foreign operations of approximately $18.7 million, $31.2 million and $47.9 million for years ended December 31, 2008, 2009 and 2010, respectively.

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2008	2009	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.2%	3.3%	3.0%
Tax rate differentials for international jurisdictions	-2.7%	-3.2%	-4.0%
Permanent items, including non deductible stock
based compensation and meals & entertainment	0.4%	0.3%	0.8%
Other, net	-2.3%	-0.3%	0.3%
Effective tax rate	33.6%	35.1%	35.1%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,	December 31,
(In thousands)	2009	2010
Deferred tax assets:
Share-based compensation	$9,970	$16,096
Accounts receivable	1,245	948
State income taxes	459	901
Vacation accruals	1,191	1,493
Deferred revenue	2,855	2,650
Deferred rent	1,783	4,277
Accruals not currently deductible	3,226	4,476
Net operating loss carryforwards	5,432	9,677
Research and development credits	1,103	1,369
Other	636	521
Total gross deferred tax assets	27,900	42,408

Deferred tax liabilities:
Depreciation	45,475	64,072
Share-based compensation	191	-
Prepaids	1,445	1,488
Total gross deferred tax liabilities	47,111	65,560

Net deferred tax assets (liabilities)	$(19,211)	$(23,152)

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was not established or deemed necessary based upon the determination that future profits are anticipated.

The company has not recognized a deferred tax liability for undistributed earnings of its UK subsidiary because such earnings are considered indefinitely invested in a foreign country. As of December 31, 2010, undistributed earnings of the company’s foreign subsidiaries considered indefinitely invested were approximately $64.6 million. We intend to reinvest these earnings in active non-U.S. business operations and do not currently intend to repatriate these earnings to fund U.S. operations.

    We have $99.5 million of federal net operating loss carryforwards and $1.4 million of federal tax credit carryforwards expiring at various dates through 2031. The federal net operating loss carryforwards include approximately $80.7 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2010. We have $15.0 million of foreign net operating loss carryforwards, of which $14.4 million have an indefinite expiration date and $0.6 million at various dates through 2017.

In 2008, we received notification from the State of Texas that our application for the Texas Enterprise program was approved. Upon achieving the specific requirements of the program, which include job creation requirements, we may receive sales tax reimbursements from the State of Texas not to exceed $3.75 million over a five-year period. No refunds were received for the year ended December 31, 2010.

Uncertain Tax Positions

We file income tax returns in each jurisdiction in which we operate, both domestically and internationally.  Due to the complexity involved with certain tax matters, we have considered all relevant facts and circumstances for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  We believe that there are no other jurisdictions in which the outcome of uncertain tax matters is likely to be material to our results of operations, financial position or cash flows.  We further believe that we have made adequate provision for all income tax uncertainties.

A reconciliation of our unrecognized tax benefits, excluding accrued interest, for 2009 and 2010 is as follows:

(In thousands)	2009	2010

Balance, beginning of year	$252	$356
Additions based on tax positions related to the current year	104	199
Additions for tax positions of prior years	-	1,901
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance, end of year	$356	$2,456

At December 31, 2010, approximately $1.0 million of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in any future period.  We do not expect the amount of the unrecognized tax benefits disclosed above to change significantly over the next 12 months.

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

We currently file income tax returns in the U.S., and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2008 and 2009, to U.K. income tax examinations for the years 2003 through 2009 and to Hong Kong income tax examinations for the tax year 2008. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

During 2010 we received federal income tax refunds totaling $8.4 million related to the 2009 tax period.  We experienced a taxable loss in 2010 primarily as a result of the accelerated depreciation allowed under the Tax Relief and Unemployment Insurance Reauthorization and Job Creation Act of 2010 passed in December 2010.

Rackspace takes certain non-income tax positions in the jurisdictions in which it operates and may be subject to audit from these jurisdictions.  Rackspace is also involved in related non-income tax matters.  We believe our positions are supportable and we have accrued for known exposure; however, significant judgment is required in determining the ultimate outcome of such matters.  In the normal course of business, our position and conclusion related to these non-income taxes may be challenged and assessments may be made.  To the extent new information is obtained and changes our views on our positions, probable outcome of assessments, or litigation, changes in estimates to accrued liabilities would be recorded in the period the determination is made.

We recognize interest expense and penalties related to income tax matters in interest and penalties expense within other income (expense) on our consolidated statements of income and not as income tax expense. As of December 31, 2009 and 2010, we had no accrued interest or penalties on the consolidated balance sheets. For the years ended December 31, 2008, 2009 and 2010, no amount for interest or penalties related to unrecognized tax benefits was recorded in the consolidated statements of income.

19. Comprehensive Income

Total comprehensive income was as follows:

	Year Ended December 31,
(In thousands)	2008	2009	2010

Net income	$21,703	$30,218	$46,358
Derivative instrument, net of deferred taxes of $842, $(379) and $(636) for the years ended December 31, 2008, 2009 and 2010.	(1,564)	704	1,182
Foreign currency cumulative translation adjustment, net of taxes of $3,966, $(1,393) and $266 for the years ended December 31, 2008, 2009 and 2010.	(14,976)	5,066	(3,341)
Total other comprehensive income (loss)	(16,540)	5,770	(2,159)
Total comprehensive income	$5,163	$35,988	$44,199

The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2009 and 2010 were as follows:

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(1,886)	$(14,141)	$(16,027)
2009 changes in fair value	704	-	704
2009 translation adjustment	-	5,066	5,066
Balance at December 31, 2009	$(1,182)	$(9,075)	$(10,257)
2010 changes in fair value	1,182	-	1,182
2010 translation adjustment	-	(3,341)	(3,341)
Balance at December 31, 2010	$-	$(12,416)	$(12,416)

20. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by reporting unit and geographic region for purposes of evaluating financial performance and allocating resources.  We are organized as, and operate two operating segments based around our products and services.  The company’s service offerings all provide computing power to similar types of customers.  Furthermore, the service offerings have similar production processes, deliver their services in a similar manner and use the same data centers and similar technologies.  As a result of our evaluation of the criteria for aggregation by products and services, we determined we have one reportable segment, which we describe as Hosting.

Revenue is attributed by geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K.  Total net revenue by geographic region was as follows:

	Year Ended December 31,
(In thousands)	2008	2009	2010
United States	$383,524	$467,901	$583,546
International	148,409	161,086	197,009
Total net revenue	$531,933	$628,987	$780,555

Our primary long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong.  Property and equipment, net was as follows:
	December 31,	December 31,
(In thousands)	2009	2010

United States	$344,353	$395,318
International	88,618	99,910
Total property and equipment, net	$432,971	$495,228

21. Employee Benefit Plans

We sponsor a defined contribution retirement plan which has been determined by the IRS to be qualified as a 401(k) plan, or the Plan. The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of up to 100% of gross compensation, subject to certain IRS limitations. Based on approval by the board of directors, we may make matching contributions to the Plan. No matching contributions have been made as of December 31, 2010.

We also sponsor a non-mandatory defined contribution plan for our employees located in the U.K. Pursuant to this plan, we contribute on a monthly basis a certain percentage of the employee’s salary. The plan is non-contributory, thus the employee is not obligated to make any contribution to the plan and contributions vest immediately. During 2008, 2009 and 2010, expense recognized was $1.0 million, $1.2 million and $1.5 million, respectively.

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

23. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $620 thousand, $726 thousand and $372 thousand of rent expense on our consolidated statements of income for the years ended December 31, 2008, 2009 and 2010, respectively.

24.  Subsequent Events

    In January 2011 we acquired a company to bolster our service delivery capabilities around OpenStack.

SUPPLEMENTARY FINANCIAL DATA
Quarters Ended (In thousands, except per share amounts)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(Unaudited)
Net revenue	$145,077	$151,995	$162,399	$169,516
Cost of revenue	$46,210	$48,235	$53,093	$53,405
Gross margin	$98,867	$103,760	$109,306	$116,111
Net income	$6,588	$6,991	$7,604	$9,035
Earnings per share - basic	$0.06	$0.06	$0.06	$0.07
Earnings per share - diluted	$0.05	$0.06	$0.06	$0.07
Cash and cash equivalents	$135,020	$147,877	$102,950	$125,425

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(Unaudited)
Net revenue	$178,805	$187,314	$199,710	$214,726
Cost of revenue	$57,007	$61,470	$64,616	$66,747
Gross margin	$121,798	$125,844	$135,094	$147,979
Net income	$9,812	$11,198	$11,809	$13,539
Earnings per share - basic	$0.08	$0.09	$0.09	$0.11
Earnings per share - diluted	$0.07	$0.08	$0.09	$0.10
Cash and cash equivalents	$131,297	$148,496	$166,557	$104,941

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal year identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.  Management reviewed the results of its assessment with our Audit Committee.  The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B – OTHER INFORMATION

None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED PARTY STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2011Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)         The financial statements filed as part of this report are listed on the index to financial statements on page 2.

(2)         Any financial statement schedules required to be filed as part of this report are set forth in section (c) below.

(b)	Exhibits – See Index to Exhibits at the end of this report, which is incorporated by reference.

(c)	Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
	Beginning Balance	Additions Charged to Net Revenues, and Costs and Expenses	Write-offs of Accounts Receivable and Credit Memos Paid	Ending Balance
Allowance for doubtful accounts and customer credits for the years ending December 31:
2008	$2,841	$6,465	$(6,011)	$3,295
2009	$3,295	$13,364	$(12,361)	$4,298
2010	$4,298	$7,223	$(8,675)	$2,846

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2011.

Rackspace Hosting, Inc.

Date: February 18, 2011	By:	/s/ A. Lanham Napier

A. Lanham Napier
President, Chief Executive Officer, and Director
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Lanham Napier A. Lanham Napier	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2011

/s/ Bruce R. Knooihuizen Bruce R. Knooihuizen	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 18, 2011

/s/ Graham Weston Graham Weston	Chairman	February 18, 2011

/s/ S. James Bishkin S. James Bishkin	Director	February 18, 2011

/s/ Mark P. Mellin Mark P. Mellin	Director	February 18, 2011

/s/ Palmer L. Moe Palmer L. Moe	Director	February 18, 2011

/s/ Fred Reichheld Fred Reichheld	Director	February 18, 2011

/s/ George J. Still, Jr. George J. Still, Jr.	Director	February 18, 2011

INDEX TO EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Founder’s Registration Rights Agreement dated October 1, 2002 among the Registrant and certain stockholders (1)
4.3	Investor’s Registration Rights Agreement dated October 1, 2002 among the Registrant and certain stockholders (1)
10.1	Form of Indemnification Agreement for directors and officers (2)
10.2	1999 Assumed Stock Option Plan and form of agreement thereunder (1)
10.3	2003 Stock Option Plan and form of agreement thereunder (1)
10.4	2005 Non-Qualified Stock Option Plan and form of agreement thereunder (1)
10.5	Form of Share Option Agreement (U.K.) (4)
10.6 (A)	Amended and Restated 2007 Long-Term Incentive Plan and form of agreement thereunder (2)
10.6 (B)	Certificate of Amendment to Amended and Restated 2007 Long-Term Incentive Plan (2)
10.6 (C)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (Time Based)
10.6 (D)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (Performance Based)
10.6 (E)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (SLT Performance Based) (15)
10.6 (F)	Rule of the Rackspace Hosting Inc 2010 HM Revenue & Customs UK Approved Sub (12)
10.6 (G)	Form of the 2010 HM Revenue & Customs UK Approved Sub-plan Notice of Grant (12)
10.7	Webmail.us, Inc. 2004 Stock Incentive Plan, as amended in 2006 (1)
10.8	2008 Employee Stock Purchase Plan and form of agreement thereunder (2)
10.9	Rackspace US, Inc. Deferred Compensation Plan (3)
10.10	Office Building Lease dated March 16, 2004 between Data Rose Limited Partnership and Rackspace Headquarters, LLC, as amended on April 26, 2004, June 1, 2006, and April 17, 2008 (1)
10.11	Ground Lease Agreement dated August 2, 2007, between Windcrest Economic Development Corporation and Rackspace US, Inc., as amended on April 24, 2008 (1)
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

10.26 (A)	Fifth Amendment to Amended and Restated Revolving Credit Agreement (6)
10.27
Global Amendment to the Registrant’s 1999 Assumed Stock Option Plan, 2003 Stock Option Plan, 2005 Non-Qualified Stock Option Plan, Webmail.us, Inc. 2004 Stock Incentive Plan and Amended and Restated 2007 Long-Term Incentive Plan (2)

10.28	Compromise Agreement between Rackspace Limited and Doug Loewe dated June 26, 2008 (3)

Exhibits	Description

10.29	Lease agreement between Rackspace Asia Limited and PCCW Powerhouse Data Center Services (HK) Ltd. dated July 3, 2008 (3)
10.30	Offer letter from the Registrant to Bruce Knooihuizen, dated December 19, 2007 (10)
10.31	Offer letter from the Registrant to James Lewandowski, dated September 9, 2008 (10)
10.32	Rackspace Standard Form of Employment Agreement (10)
10.33†	Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc. (5)
10.34	Amendment Number One to the Economic Development Agreement between the State of Texas and Rackspace US, Inc. (7)
10.35†	Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc. (8)
10.36	Service Order and Statement of Works between Equinix (UK) LTD and Rackspace LIMI (8)
10.37	First Amendment to Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc. (9)
10.38	Employment Agreement between Rackspace US, Inc. and Mark Roenigk, dated December 14, 2009 (11)
10.39†	First Amendment to Lease Agreement by and Between Tarantula Ventures LLC and Rackspace US, Inc. (13)
10.40	Non-employee Director Compensation Schedule (13)
10.41	Property Lease for HPH1 Hyde Park Hayes Millington Road Hayes Middlesex UB3 4AY (14)
10.42	Service Agreement by and Between Rackspace Limited and David Kelly, Dated June 1 (14)
21.1	List of subsidiaries of the Registrant (11)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Confidential treatment has been requested for portions of these exhibits.  These portions have been omitted from this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150469), filed April 25, 2008.
(2)	Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-150469), filed June 18, 2008.
(3)	Incorporated by reference to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-150469), filed July 15, 2008.
(4)	Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-153009), filed February 4, 2009.
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 001-34143), filed May 12, 2009.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed June 23, 2009.
(7)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed July 30, 2009.
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 (File No. 001-34143), filed August 13, 2009.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 (File No. 001-34143), filed November 12, 2009.
(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2008 (File No. 001-34143), filed March 2, 2009.
(11)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2009 (File No. 001-34143), filed February 26, 2010.
(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File No. 001-34143), filed May 6, 2010.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (File No. 001-34143), filed August 9, 2010.
(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010 (File No. 001-34143), filed November 9, 2010.
(16)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed August 27, 2010.

- 90 -