Form 10-Q
period 2011-03-31
RACKSPACE HOSTING, INC.
filed 2011-05-10
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

On April 29, 2011, 129,293,935 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(In thousands, except share and per share data)	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,941	$133,868
Accounts receivable, net of allowance for doubtful accounts and customer credits of $2,846 as of December 31, 2010 and $3,411 as of March 31, 2011	47,734	52,598
Income taxes receivable	4,397	4,397
Deferred income taxes	6,416	4,010
Prepaid expenses and other current assets	21,957	20,935
Total current assets	185,445	215,808
Property and equipment, net	495,228	531,946
Goodwill	57,147	59,993
Intangible assets, net	9,675	10,346
Other non-current assets	14,082	13,321
Total assets	$761,577	$831,414
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,645	$132,308
Current portion of deferred revenue	15,822	15,604
Current portion of obligations under capital leases	59,763	62,255
Current portion of debt	1,912	1,743
Total current liabilities	189,142	211,910
Non-current deferred revenue	2,927	3,545
Non-current obligations under capital leases	69,173	70,467
Non-current debt	879	440
Non-current deferred income taxes	35,238	36,300
Other non-current liabilities	25,355	30,445
Total liabilities	322,714	353,107
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 126,950,468 shares issued and outstanding as of December 31, 2010; 129,238,720 shares issued and outstanding as of March 31, 2011	127	129
Additional paid-in capital	296,571	319,218
Accumulated other comprehensive loss	(12,416)	(9,442)
Retained earnings	154,581	168,402
Total stockholders’ equity	438,863	478,307
Total liabilities and stockholders’ equity	$761,577	$831,414

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2011

Net revenue	$178,805	$230,002
Costs and expenses:
Cost of revenue	57,007	69,742
Sales and marketing	21,977	29,738
General and administrative	46,395	62,441
Depreciation and amortization	36,698	44,098
Total costs and expenses	162,077	206,019
Income from operations	16,728	23,983
Other income (expense):
Interest expense	(2,144)	(1,491)
Interest and other income (expense)	185	(78)
Total other income (expense)	(1,959)	(1,569)
Income before income taxes	14,769	22,414
Income taxes	4,957	8,593
Net income	$9,812	$13,821

Net income per share
Basic	$0.08	$0.11
Diluted	$0.07	$0.10

Weighted average number of shares outstanding
Basic	123,981	127,845
Diluted	132,439	136,224

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2011
Cash Flows From Operating Activities
Net income	$9,812	$13,821
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,698	44,098
Loss on disposal of equipment, net	148	182
Provision for bad debts and customer credits	536	1,603
Deferred income taxes	(1,721)	3,680
Deferred rent	1,804	3,031
Share-based compensation expense	5,978	7,810
Excess tax benefits from share-based compensation arrangements	(7,015)	(898)
Changes in certain assets and liabilities
Accounts receivable	(1,366)	(5,716)
Income taxes receivable	3,770	—
Prepaid expenses and other current assets	(904)	1,210
Accounts payable and accrued expenses	3,511	16,690
Deferred revenue	(1,074)	153
All other operating activities	716	2,589
Net cash provided by operating activities	50,893	88,253

Cash Flows From Investing Activities
Purchases of property and equipment, net	(39,622)	(57,651)
Acquisitions, net of cash acquired	—	(952)
Net cash used in investing activities	(39,622)	(58,603)

Cash Flows From Financing Activities
Principal payments of capital leases	(12,796)	(15,222)
Principal payments of notes payable	(840)	(608)
Proceeds from employee stock plans	2,262	13,751
Excess tax benefits from share-based compensation arrangements	7,015	898
Net cash used in financing activities	(4,359)	(1,181)

Effect of exchange rate changes on cash and cash equivalents	(1,040)	458

Increase in cash and cash equivalents	5,872	28,927

Cash and cash equivalents, beginning of period	125,425	104,941

Cash and cash equivalents, end of period	$131,297	$133,868

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$15,766	$19,009
Cash payments for interest, net of amount capitalized	$2,144	$1,463
Cash payments for income taxes	$3,414	$4,570

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

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2011, our results of operations for the three months ended March 31, 2011, and our cash flows for the three months ended March 31, 2011.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2011.  The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or for any other interim period, or for any other future year.

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of stock options, contingencies, and income taxes, among others. We base our estimates on historical experience and on other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engaged third-party valuation consultants to assist management in the purchase price allocation of significant acquisitions.

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2010 included in our Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We had previously adopted the guidance in 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for us this quarter. This new guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued guidance on revenue recognition that eliminates the requirement that all undelivered elements in a multiple-element revenue arrangement have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption.  The guidance became effective for us this quarter. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2011
Basic net income per share:
Net income	$9,812	$13,821
Weighted average shares outstanding:
Common stock	123,981	127,845
Number of shares used in per share computations	123,981	127,845
Earnings per share	$0.08	$0.11
Diluted net income per share:
Net income	$9,812	$13,821
Weighted average shares outstanding:
Common stock	123,981	127,845
Stock options, awards and employee share purchase plan	8,458	8,379
Number of shares used in per share computations	132,439	136,224
Earnings per share	$0.07	$0.10

We excluded 1.2 million and 1.6 million potential common shares from the computation of dilutive earnings per share for the three months ended March 31, 2010 and 2011, respectively, because the effect would have been anti-dilutive.

4. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2010	March 31, 2011
Cash deposits	$64,201	$93,128
Money market funds	40,740	40,740
Cash and cash equivalents	$104,941	$133,868

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

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities presented on our balance sheet as disclosed in our Form 10-K for the year ended December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis are summarized by level below.  The table does not include assets and liabilities that are measured at historical costs or any other basis other than fair value.

	December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,740	$—	$—	$40,740
Rabbi trust (2)	795	—	—	795
Total	$41,535	$—	$—	$41,535
Liabilities:
Deferred compensation (3)	$754	$—	$—	$754
Total	$754	$—	$—	$754

	March 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,740	$—	$—	$40,740
Rabbi trust (2)	228	—	—	228
Total	$40,968	$—	$—	$40,968
Liabilities:
Deferred compensation (3)	$185	$—	$—	$185
Total	$185	$—	$—	$185

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

(In thousands)	December 31, 2010	March 31, 2011
Prepaid expenses	$16,738	$16,633
Other current assets	5,219	4,302
Prepaid expenses and other current assets	$21,957	$20,935

7. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives	December 31, 2010	March 31, 2011
Computers, software and equipment	1-5 years	$668,691	$731,129
Furniture and fixtures	7 years	25,140	26,115
Buildings and leasehold improvements	2-30 years	141,506	143,656
Land	--	13,860	13,860
Property and equipment, at cost		849,197	914,760
Less accumulated depreciation and amortization		(422,716)	(457,565)
Work in process		68,747	74,751
Property and equipment, net		$495,228	$531,946

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $35.1 million and $42.6 million for the three months ended March 31, 2010 and 2011, respectively.

At December 31, 2010, the work in process balance consisted of build outs of $35.7 million for office facilities, $21.3 million for data centers (of which $13.3 million relates to a vendor fee for data center design services), and $11.7 million for capitalized software and other projects.  At March 31, 2011, the work in process balance consisted of build outs of $37.6 million for office facilities, $25.2 million for data centers (of which $14.4 million relates to a vendor fee for data center design services), and $11.9 million for capitalized software and other projects.

Capitalized interest was $0.1 million and $0 for the three months ended March 31, 2010 and 2011, respectively.

8. Business Combinations and Goodwill

In January 2011, we acquired a company to bolster our service delivery capabilities around OpenStack. The acquisition, which was accounted for using the acquisition method, included an initial cash payment, additional cash payments due on the first and second anniversaries of the closing date and cash or stock to be exchanged upon the achievement of certain earn-out provisions. The composition of the payment of the earn-out provisions between cash and stock is at our discretion. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations. The fair value of the contingent consideration of $2.1 million was recorded as a liability as of the date of acquisition. The condensed consolidated statements of income include the results of operations for the acquired company commencing on January 26, 2011.

In December 2010, we acquired a company and accounted for the transaction using the acquisition method. During the three months ended March 31, 2011, we recorded a measurement period adjustment to reflect changes in the estimated fair value of deferred tax assets related to the acquisition. This adjustment resulted from our final review of certain tax matters relating to the transaction and did not result from intervening events subsequent to the acquisition date. Upon the final completion of an independent appraisal and all other evaluations during the three months ended March 31, 2011, we determined the allocation of the purchase price is now final. The fair value of the contingent consideration related to this transaction of $8.7 million was recorded as a liability as of the date of acquisition.

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2010	$57,147
Measurement period adjustments	149
Acquisition	2,697
Balance at March 31, 2011	$59,993

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,	March 31,
(In thousands)	2010	2011
Trade payables	$30,603	$45,033
Accrued compensation and benefits	26,855	26,656
Income and other taxes payable	19,814	19,918
Vendor accruals	22,503	26,709
Other liabilities	11,870	13,992
Accounts payable and accrued expenses	$111,645	$132,308

10. Debt

Debt outstanding consisted of:

(In thousands)	December 31, 2010	March 31, 2011
Notes payable	$2,791	$2,183
Total debt	2,791	2,183
Less current portion of debt	(1,912)	(1,743)
Total non-current debt	$879	$440

Revolving Credit Facility

Our revolving credit facility includes an aggregate commitment of $245 million.  The facility provides for letters of credit up to $25.0 million. The interest is based on a floating rate, generally the London Interbank Offered Rate (LIBOR) plus a margin spread, which changes ratably from 0.675% to 1.55% dependent on the total funded debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. We are required to pay a facility fee of 0.2% per annum on the full amount committed under the facility and a quarterly administrative fee. The facility has a 5-year term and matures in August 2012, and is fully secured by our domestic assets and a portion of our foreign subsidiary equity holdings and governed by financial and non-financial covenants.  Financial covenants under our facility include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 and a maximum total funded debt to EBITDA ratio of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of March 31, 2011, we were in compliance with all of the covenants under our facility.

The revolving credit facility agreement provides us with the ability to borrow under our credit facility in pounds sterling and euros in addition to U.S. dollars; however, we are limited to borrowings of $75 million in these alternate currencies.  As of March 31, 2011 we did not have any borrowings on our credit facility in alternate currencies.

As of March 31, 2011, there was no amount outstanding under the facility except for an outstanding letter of credit of $0.5 million, resulting in $244.5 million being available for future borrowings.

11. Other Non-Current Liabilities

Other non-current liabilities consisted of:

(In thousands)	December 31, 2010	March 31, 2011
Texas Enterprise Fund Grant	$5,000	$5,000
Deferred rent	14,595	17,645
Other	5,760	7,800
Other non-current liabilities	$25,355	$30,445

12. Commitments and Contingencies

Legal Proceedings

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, on October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston was filed in the 37th District Court in Bexar County Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We do not expect the results of this claim or any other current proceeding to have a material adverse effect on our business, results of operations or financial condition.

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

Contingent Liability

As of March 31, 2011 we had an $11.0 million liability (of which $7.5 million was classified as short-term within Accounts payable and accrued expenses) representing the fair value of earn-outs related to acquisitions. The earn-outs can be paid in cash or our common stock at our discretion.

13. Share-Based Compensation

In January 2011, an additional 5.8 million shares became available for future grants pursuant to the automatic share reserve increase or “evergreen” provision under our Amended and Restated 2007 Long-Term Incentive Plan.  As of March 31, 2011, the total number of shares authorized under all of our plans was 42.8 million shares, of which approximately 13.9 million shares were available for future grants.

Outstanding stock awards were as follows:

	December 31, 2010	March 31, 2011
Restricted stock units	2,869,832	3,047,429
Stock options	15,551,009	14,026,156
Total outstanding awards	18,420,841	17,073,585

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2011:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	2,869,832	$9.23
Granted	291,635	$37.78
Released	(97,875)	$19.39
Cancelled	(16,163)	$21.54
Outstanding at March 31, 2011	3,047,429	$11.57

Expected to vest after March 31, 2011*	2,900,805	$10.84
 *Includes reduction of shares outstanding due to estimated forfeitures

There have been two types of restricted stock units (RSUs) granted in 2011.  The first type vests as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  Stock-based compensation expense for these service-vesting RSUs is measured based on the closing fair market value of the company’s common stock on the date of grant and is recognized ratably over the service period.  The second type was granted to members of our executive team. The vesting of these RSUs is dependent upon the company’s total shareholder return (TSR) on its common stock compared to the components of the NASDAQ Internet Index. In addition, the company’s TSR must be positive for vesting to occur.

As of March 31, 2011, there was $27.8 million of total unrecognized compensation cost related to non-vested RSUs that we have granted, which will be amortized using the straight-line method over a remaining weighted average period of 2.3 years.

The following table summarizes the stock option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	15,551,009	$8.45	6.84	$356,993
Granted	774,643	$38.61
Exercised	(2,185,283)	$6.29
Cancelled	(114,213)	$15.28
Outstanding at March 31, 2011	14,026,156	$10.40	6.67	$455,142

Vested and exercisable at March 31, 2011	7,848,998	$6.02	6.06	$289,091

Vested and exercisable at March 31, 2011 and expected to vest thereafter*	13,401,342	$9.87	6.63	$441,933
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2011 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of 7 years.

The total pre-tax intrinsic value of the stock options exercised during the three months ended March 31, 2010 and 2011, was $8.7 million and $67.4 million, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended March 31,
	2010	2011
Expected stock volatility	56%	56%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.77% - 2.79%	2.30% - 2.35%
Expected life	6.25 years	4.75 years
Weighted average grant date fair value of options granted during the period	$10.79	$18.85

As of March 31, 2011, there was $45.1 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight line method over a weighted average period of 2.4 years.

Share-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(in thousands)	2010	2011
Cost of revenue	$969	$1,412
Sales and marketing	880	1
General and administrative	4,129	6,397
Pre-tax share-based compensation	5,978	7,810
Less: Income tax benefit	(2,006)	(2,991)
Total share-based compensation expense, net of tax	$3,972	$4,819

During the three months ended March 31, 2011, share-based compensation expense within Sales and Marketing was positively impacted by the reversal of previously recorded expense related to terminated employees. The offset of the reversal was a true-up of the forfeiture rate across Cost of Revenue and General and Administrative expenses for options that fully vested within the quarter, negatively impacting these categories.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2008 through 2010, U.K. income tax examinations for the years 2009 and 2010, Netherlands income tax examinations for the years 2007 through 2010, and Hong Kong income tax examinations for the years 2008 through 2010. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

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

We currently have a refund claim for sales tax paid on certain licenses that has gone through a judicial hearing.  It is our position that these licenses are exempt from sales tax based on resale.  Our claim for refund was denied at an administrative level and we appealed the decision.  Our appeal was denied, and we will further pursue our case in district court.  We have not recorded a receivable related to this claim for refund.

We expect a taxable loss for the full year 2011 and therefore we do not anticipate utilizing any benefit in 2011 for tax deductions related to stock compensation.  As a result, we have not recognized an income tax receivable or excess tax benefit during the current period.
15. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended March 31,
(In thousands)	2010	2011
Net income	$9,812	$13,821
Derivative instrument, net of deferred taxes of $(130) and $0 for the three months ended March 31, 2010 and 2011	242	—
Foreign currency cumulative translation adjustment, net of taxes of $47 and $(134) for the three months ended March 31, 2010 and 2011	(4,415)	2,974
Total other comprehensive income (loss)	(4,173)	2,974
Total comprehensive income	$5,639	$16,795

(In thousands)	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$(12,416)	$(12,416)
2011 translation adjustment	2,974	2,974
Balance at March 31, 2011	$(9,442)	$(9,442)

16. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by reporting unit and geographic region for purposes of evaluating financial performance and allocating resources.  We are organized as and operate two operating segments based around our products and services.  The company’s service offerings all provide computing power to similar types of customers. Furthermore, the service offerings have similar production processes, deliver their services in a similar manner and use the same data centers and similar technologies. As a result of our evaluation of the criteria for aggregation by products and services, we determined we have one reportable segment, which we describe as Hosting.

Revenue is attributed by geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region was as follows:

	Three Months Ended March 31,
(In thousands)	2010	2011
United States	$132,186	$172,298
International	46,619	57,704
Total net revenue	$178,805	$230,002

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2010	March 31, 2011
United States	$395,318	$420,107
International	99,910	111,839
Total property and equipment, net	$495,228	$531,946

17. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $94 thousand and $93 thousand of rent expense on our consolidated statements of income for the three months ended March 31, 2010 and 2011, respectively.

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

We offer a portfolio of hosting services, including dedicated and cloud hosting.  The equipment required (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) to deliver services is typically purchased and managed by us.

We sell our services to small and medium-sized businesses as well as large enterprises. For the first three months of 2011, 25.1% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we operate a Hong Kong data center and sales office. Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. For the first three months of 2011, no individual customer accounted for greater than 2% of our net revenue.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except annualized net revenue per average technical square foot)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Growth
Managed hosting, net revenue	$159,536	$164,094	$172,947	$183,311	$192,895
Cloud, net revenue	$19,269	$23,220	$26,763	$31,415	$37,107
Net revenue	$178,805	$187,314	$199,710	$214,726	$230,002
Revenue growth (year over year)	23.2%	23.2%	23.0%	26.7%	28.6%
Net upgrades (monthly average)	1.1%	1.6%	1.6%	1.6%	1.8%
Churn (monthly average)	(0.9)%	(1.0)%	(1.1)%	(1.0)%	(0.9)%
Growth in installed base (monthly average) (2)	0.2%	0.6%	0.5%	0.6%	0.9%
Number of customers at period end (3)	99,446	108,023	118,732	130,291	142,441
Number of employees (Rackers) at period end	2,905	3,002	3,130	3,262	3,492
Number of servers deployed at period end	59,876	61,874	63,996	66,015	70,473
Profitability
Income from operations	$16,728	$17,831	$21,635	$23,408	$23,983
Depreciation and amortization	$36,698	$37,991	$39,677	$41,529	$44,098
Share-based compensation expense
Cost of revenue	$969	$1,163	$1,305	$1,223	$1,412
Sales and marketing (4)	$880	$1,100	$1,209	$1,052	$1
General and administrative	$4,129	$4,113	$4,669	$4,812	$6,397
Total share-based compensation expense	$5,978	$6,376	$7,183	$7,087	$7,810
Adjusted EBITDA (1)	$59,404	$62,198	$68,495	$72,024	$75,891
Adjusted EBITDA margin	33.2%	33.2%	34.3%	33.5%	33.0%
Operating income margin	9.4%	9.5%	10.8%	10.9%	10.4%
Income from operations	$16,728	$17,831	$21,635	$23,408	$23,983
Effective tax rate	33.6%	33.2%	35.5%	37.2%	38.3%
Net operating profit after tax (NOPAT) (1)	$11,107	$11,911	$13,955	$14,700	$14,798
NOPAT margin	6.2%	6.4%	7.0%	6.8%	6.4%
Capital efficiency and returns
Interest bearing debt	$169,517	$169,847	$180,177	$131,727	$134,905
Stockholders' equity	$370,425	$397,994	$413,237	$438,863	$478,307
Less: Excess cash	$(109,840)	$(126,018)	$(142,592)	$(79,174)	$(106,268)
Capital base	$430,102	$441,823	$450,822	$491,416	$506,944
Average capital base	$420,916	$435,963	$446,323	$471,119	$499,180
Capital turnover (annualized)	1.70	1.72	1.79	1.82	1.84
Return on capital (annualized) (1)	10.6%	10.9%	12.5%	12.5%	11.9%
Capital expenditures
Purchases of property and equipment, net	$39,622	$29,050	$29,222	$46,884	$57,651
Vendor financed equipment purchases	$15,766	$15,793	$23,208	$16,596	$19,009
Total capital expenditures	$55,388	$44,843	$52,430	$63,480	$76,660
Customer gear	$32,488	$29,589	$36,219	$38,052	$46,300
Data center build outs	$16,644	$5,955	$6,162	$9,754	$9,173
Office build outs	$1,220	$1,306	$1,271	$5,145	$2,957
Capitalized software and other projects	$5,036	$7,993	$8,778	$10,529	$18,230
Total capital expenditures	$55,388	$44,843	$52,430	$63,480	$76,660
Infrastructure capacity and utilization
Technical square feet of data center space at period end (5)	169,998	169,998	177,148	180,173	181,848
Annualized net revenue per average technical square foot	$4,298	$4,407	$4,602	$4,807	$5,083
Utilization rate at period end	66.5%	69.1%	68.9%	72.0%	76.7%

(1)    See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.
(2)    Due to rounding, totals may not equal the sum of the line items in the table above.
(3)    Customers continue to be counted on an account basis and therefore a customer with more than one account with us would be included as more than one customer. Furthermore, amounts include SaaS customers for Jungle Disk using a Rackspace storage solution. Jungle Disk customers using a third-party storage solution are excluded.
(4)    During the three months ended March 31, 2011, share-based compensation expense within Sales and Marketing was positively impacted by the reversal of previously recorded expense related to terminated employees. The offset of the reversal was a true-up of the forfeiture rate across Cost of Revenue and General and Administrative expenses for options that fully vested within the quarter, negatively impacting these categories.
(5)    Technical square footage as of March 31, 2011 excludes 42,100 square feet and 3,300 square feet for unused portions of the Chicago and Northern Virginia facilities, respectively.

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

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) / Average capital base

NOPAT = Income from operations x (1 – Effective tax rate)

Average capital base = Average of (Interest bearing debt + stockholders’ equity – excess cash) = Average of (Total assets – excess cash – accounts payables and accrued expenses – deferred revenue – other non-current liabilities and deferred income taxes)

Year-to-date average balances are based on an average calculated using the quarter end balances at the beginning of the period and all other quarter ending balances included in the period.

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

ROC increased from 10.6% to 11.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2011, primarily due to a reduction of operating costs as a percentage of revenue, partially offset by a higher tax rate and growth in our capital base.  Included in the average capital base are capital expenditures of $11.9 million and $47.7 million related to the build-out of our corporate and international headquarters facilities and data centers, respectively, since the beginning of the first quarter of 2010.

Return on assets increased from 5.8% for the three months ended March 31, 2010 to 6.9% for the three months ended March 31, 2011. This increase was primarily due to higher revenue and net income, partially offset by a higher tax rate and growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
(In thousands, except financial metrics)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Income from operations	$16,728	$17,831	$21,635	$23,408	$23,983
Effective tax rate	33.6%	33.2%	35.5%	37.2%	38.3%
Net operating profit after tax (NOPAT)	$11,107	$11,911	$13,955	$14,700	$14,798

Net income	$9,812	$11,198	$11,809	$13,539	$13,821

Total assets at period end	$691,729	$720,457	$760,198	$761,577	$831,414
Less: Excess cash	(109,840)	(126,018)	(142,592)	(79,174)	(106,268)
Less: Accounts payable and accrued expenses	(92,828)	(97,711)	(101,427)	(111,645)	(132,308)
Less: Deferred revenue (current and non-current)	(18,044)	(16,640)	(16,685)	(18,749)	(19,149)
Less: Other non-current liabilities and deferred taxes	(40,915)	(38,265)	(48,672)	(60,593)	(66,745)
Capital base	$430,102	$441,823	$450,822	$491,416	$506,944

Average total assets	$680,187	$706,093	$740,328	$760,888	$796,496
Average capital base	$420,916	$435,963	$446,323	$471,119	$499,180

Return on assets (annualized)	5.8%	6.3%	6.4%	7.1%	6.9%
Return on capital (annualized)	10.6%	10.9%	12.5%	12.5%	11.9%

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

Adjusted EBITDA increased $16.5 million, or 27.8%, from $59.4 million in the three months ended March 31, 2010 to $75.9 million in the three months ended March 31, 2011.  Adjusted EBITDA as a percentage of revenue decreased slightly from 33.2% for the three months ended March 31, 2010 to 33.0% for the three months ended March 31, 2011.  The primary drivers of the decrease in Adjusted EBITDA percentage were increases in Sales and Marketing and General and Administrative expenses as a percentage of revenue, partially offset by a decrease in Cost of Revenue expenses as a percentage of revenue.  The increases were due to an increase in marketing spend to drive future growth, an increase in commissions and increases in payroll expenses as a result of increased headcount to support our growth. Slightly impacting our results were changes in non-cash deferred rent and non-equity incentive compensation. Non-cash rent increased from $1.8 million in the three months ended March 31, 2010 to $3.0 million in the three months ended March 31, 2011.  Overall, non-equity incentive compensation decreased $1.2 million as we did not meet our preset target established at the beginning of the quarter.

Employee non-equity incentive compensation through our current non-equity incentive plan, in effect since January 1, 2009, is dependent upon the financial results of the company in relation to a preset target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the preset target level is partially offset by increased non-equity incentive compensation expense.  If company achievement of the preset target results in a 10% increase in the non-equity incentive compensation percentage payout, this would increase total non-equity incentive compensation by approximately $0.5 million on an after-tax basis and increase net income by $0.2 million.  Company achievement resulting in a 10% decrease in the non-equity incentive compensation percentage payout would decrease total non-equity incentive compensation by approximately $0.5 million on an after-tax basis and decrease net income by $0.2 million.

Income from operations has been favorably impacted by decreases in our cost of revenue and depreciation and amortization expenses as a percentage of revenue. Our operating income margin increased from 9.4% for the three months ended March 31, 2010 to 10.4% for the three months ended March 31, 2011.

See our Adjusted EBITDA reconciliation below.

	Three Months Ended
(Dollars in thousands)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Net revenue	$178,805	$187,314	$199,710	$214,726	$230,002

Income from operations	$16,728	$17,831	$21,635	$23,408	$23,983

Net income	$9,812	$11,198	$11,809	$13,539	$13,821
Plus: Income taxes	4,957	5,572	6,495	8,029	8,593
Plus: Total other expense	1,959	1,061	3,331	1,840	1,569
Plus: Depreciation and amortization	36,698	37,991	39,677	41,529	44,098
Plus: Share-based compensation expense	5,978	6,376	7,183	7,087	7,810
Adjusted EBITDA	$59,404	$62,198	$68,495	$72,024	$75,891

Operating income margin	9.4%	9.5%	10.8%	10.9%	10.4%

Adjusted EBITDA margin	33.2%	33.2%	34.3%	33.5%	33.0%

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

Three Months Ended
(In thousands)	March 31, 2011
Adjusted EBITDA	$75,891
Non-cash deferred rent	3,031
Total capital expenditures	(76,660)
Cash payments for interest, net	(1,426)
Cash payments for income taxes, net	(4,238)
Adjusted free cash flow	$(3,402)

Net Leverage (Non-GAAP financial measure)

We define Net Leverage as Net Debt divided by Adjusted EBITDA (trailing twelve months). We believe that Net Leverage is an important metric for investors in evaluating a company’s liquidity. Note that Net Leverage is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our Net Leverage calculation below.

(Dollars in thousands)	As of
March 31, 2011
Obligations under capital leases	$132,722
Debt	2,183
Total debt	$134,905
Less: Cash and cash equivalents	(133,868)
Net debt	$1,037
Adjusted EBITDA (trailing twelve months)	$278,608
Net leverage	0.00x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Net revenue	$178,805	$187,314	$199,710	$214,726	$230,002
Costs and expenses:
Cost of revenue	57,007	61,470	64,616	66,747	69,742
Sales and marketing	21,977	23,285	24,651	26,294	29,738
General and administrative	46,395	46,737	49,131	56,748	62,441
Depreciation and amortization	36,698	37,991	39,677	41,529	44,098
Total costs and expenses	162,077	169,483	178,075	191,318	206,019
Income from operations	16,728	17,831	21,635	23,408	23,983
Other income (expense):
Interest expense	(2,144)	(1,875)	(2,068)	(1,897)	(1,491)
Interest and other income (expense)	185	814	(1,263)	57	(78)
Total other income (expense)	(1,959)	(1,061)	(3,331)	(1,840)	(1,569)
Income before income taxes	14,769	16,770	18,304	21,568	22,414
Income taxes	4,957	5,572	6,495	8,029	8,593
Net income	$9,812	$11,198	$11,809	$13,539	$13,821

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	31.9%	32.8%	32.4%	31.1%	30.3%
Sales and marketing	12.3%	12.4%	12.3%	12.2%	12.9%
General and administrative	25.9%	25.0%	24.6%	26.4%	27.1%
Depreciation and amortization	20.5%	20.3%	19.9%	19.3%	19.2%
Total costs and expenses	90.6%	90.5%	89.2%	89.1%	89.6%
Income from operations	9.4%	9.5%	10.8%	10.9%	10.4%
Other income (expense)
Interest expense	-1.2%	-1.0%	-1.0%	-0.9%	-0.6%
Interest and other income (expense)	0.1%	0.4%	-0.6%	0.0%	0.0%
Total other income (expense)	-1.1%	-0.6%	-1.7%	-0.9%	-0.7%
Income before income taxes	8.3%	9.0%	9.2%	10.0%	9.7%
Income taxes	2.8%	3.0%	3.3%	3.7%	3.7%
Net income	5.5%	6.0%	5.9%	6.3%	6.0%

Due to rounding, totals may not equal the sum of the line items in the table above.

First Quarter 2011 Overview

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

The highlights and significant events of the three months ended March 31, 2011 and the impact on our operating results compared to the three months ended, December 31, 2010 were as follows:

Net Revenue

Net revenue increased $15.3 million, or 7.1%, from $214.7 million in the three months ended December 31, 2010 to $230.0 million in the three months ended March 31, 2011.  The market for hosting services continues to be highly competitive, and we face competition from existing competitors as well as new market entrants.  However, we continue to grow our Dedicated Hosting and Cloud service offerings and believe that this full portfolio of hosting services positions us to benefit from increased IT spending in the future. During the first quarter, we experienced a favorable revenue impact due to a weakening U.S. dollar relative to the pound sterling, which resulted in an increase to revenue of approximately $0.7 million, or 0.3%, for the three months ended March 31, 2011 compared to the three months ended December 31, 2010, with minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid by us or our subsidiaries in the functional currency of our company or our subsidiaries.

Cost of Revenue

Our cost of revenue was $66.7 million for the three months ended December 31, 2010 and $69.7 million for the three months ended March 31, 2011, an increase of $3.0 million, or 4.5%.  Of this increase, $0.9 million was attributable to an increase in employee-related expenses. Total compensation increased as a result of salary increases and the hiring of additional personnel, partially offset by a decrease in non-equity incentive compensation. The cost increase was further attributable to increases in license costs of $0.7 million, data center costs of $0.7 million related to power and rent, and a $0.9 million increase in scheduled maintenance. The remaining variance was due to small changes in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $26.3 million for the three months ended December 31, 2010 and $29.7 million for the three months ended March 31, 2011, an increase of $3.4 million, or 12.9%. Of this increase, $1.2 million was attributable to an increase in employee-related expenses. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales, partially offset by a decrease in non-equity incentive compensation and share-based compensation expense.  The cost increase was further attributable to a $2.0 million increase in marketing spend in order to drive future growth. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $56.7 million for the three months ended December 31, 2010 and $62.4 million for the three months ended March 31, 2011, an increase of $5.7 million, or 10.1%. Of this increase, $5.4 million was attributable to employee-related expenses.  Total compensation increased as a result of salary increases, the hiring of additional personnel, as well as increases in payroll taxes from increased stock option exercise activity and an increase in share-based compensation expense, partially offset by a decrease in non-equity incentive compensation. The remaining increase was due to small increases in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $41.5 million for the three months ended December 31, 2010 and $44.1 million for the three months ended March 31, 2011, an increase of $2.6 million, or 6.3%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Net Income and Net Income per Share

Net income was $13.5 million, or $0.10 per share on a diluted basis, for the three months ended December 31, 2010 compared to net income of $13.8 million, or $0.10 per share on a diluted basis, for the three months ended March 31, 2011. The increase in net income was mainly due to revenue growth.  Lower cost of revenue expenses and depreciation and amortization expenses as a percentage of revenue as well as a decrease in other expense for the three months ended March 31, 2011 compared to the three months ended December 31, 2010, were partially offset by increases in sales and marketing expenses and general and administrative expenses as a percentage of revenue.  Additionally, net income was negatively impacted by an increase in our global tax rate from 37.2% in the three months ended December 31, 2010 to 38.3% in the three months ended March 31, 2011 due to certain one-time items that were recorded during the quarter and a higher percentage of earnings in countries with higher statutory rates.

Recent Developments

As our business continues to grow, we will require additional data center capacity.  In February 2011, we modified our existing Chicago data center lease in order to expand the capacity in our Chicago data center to accommodate future growth.  We will continue to evaluate opportunities to secure further data center capacity in the future.

Three Months Ended March 31, 2010 and March 31, 2011

Net Revenue

Our net revenue was $178.8 million for the three months ended March 31, 2010 and $230.0 million for the three months ended March 31, 2011, an increase of $51.2 million, or 28.6%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Also contributing to the revenue increase was the favorable impact of a weaker U.S. dollar relative to the pound sterling for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Net revenue for the three months ended March 31, 2011 would have been approximately $1.4 million lower had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $57.0 million for the three months ended March 31, 2010 and $69.7 million for the three months ended March 31, 2011, an increase of $12.7 million, or 22.3%. Of this increase, $6.6 million was attributable to employee-related expenses due to increases in salaries and benefits of $6.7 million, and share-based compensation expense of $0.4 million, partially offset by a decrease in non-equity incentive compensation of $0.6 million. The overall change in employee-related expenses was primarily due to the hiring of data center and support personnel to support our growth and equity awards granted in 2010 and the first quarter of 2011, partially offset by lower percentage attainment against the preset target for non-equity incentive compensation.  The cost increase was further attributable to an increase in license costs of $2.3 million, an increase in data center costs of $3.0 million related to power and rent and an increase in consulting fees primarily related to data center assessments and improvements of $0.2 million.  The remaining increase was due to small increases in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $22.0 million for the three months ended March 31, 2010 and $29.7 million for the three months ended March 31, 2011, an increase of $7.7 million, or 35.0%. Of this increase, $3.7 million was attributable to an increase in salaries, commissions, benefits, and share-based compensation expense. Total compensation increased as a result salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales.  Advertising and Internet-related marketing expenditures increased $3.6 million and travel and other employee related expenses increased $0.5 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $46.4 million for the three months ended March 31, 2010 and $62.4 million for the three months ended March 31, 2011, an increase of $16.0 million, or 34.5%. Of this increase, $10.3 million was attributable to employee-related expenses due to increases in salaries and benefits of $8.5 million and share-based compensation expense of $2.3 million, partially offset by a decrease in non-equity incentive compensation of $0.5 million.  These increases are primarily due to additional headcount and equity awards granted in 2010 and the first quarter of 2011, partially offset by lower percentage attainment against the preset target for non-equity incentive compensation.  Professional fees increased $1.4 million primarily as a result of increased consulting expenses related to tax and consulting services, and internal software and maintenance costs increased $0.7 million. In addition, travel and other employee related expenses such as recruiting fees and relocation increased $1.4 million primarily due to a general increase in hiring during the three months ended March 31, 2011 and bad debt expense increased $0.4 million related to increases in sales and accounts receivable. We also experienced an increase in merchant credit card fees of $0.6 million due to higher volume of sales in the first quarter of 2011.  The remaining increase was due to small increases in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $36.7 million for the three months ended March 31, 2010 and $44.1 million for the three months ended March 31, 2011, an increase of $7.4 million, or 20.2%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $2.1 million for the three months ended March 31, 2010 and $1.5 million for the three months ended March 31, 2011, a decrease of $0.6 million, or 28.6%.  This decrease was primarily due to the decreased level of indebtedness (including capital leases). Interest expense was partially offset by capitalized interest of $0.1 million for the three months ended March 31, 2010 and $0 for the three months ended March 31, 2011.

Interest and other income (expense) was $0.2 million for the three months ended March 31, 2010 and $(0.1) million for the three months ended March 31, 2011.  In the three months ended March 31, 2010, we recognized $0.1 million of interest and other income and minimal foreign currency gains.  In the three months ended March 31, 2011, we recognized minimal interest and other income and foreign currency losses of $0.1 million.

Income Taxes

Our effective tax rate increased from 33.6% for the three months ended March 31, 2010 to 38.3% for the three months ended March 31, 2011, primarily due to a change in the geographical distribution of our income and certain discrete items that were recorded in during Q1 2011.   In the three months ended March 31, 2011, a smaller portion of income came from countries that have a lower statutory rate when compared to the three months ended March 31, 2010.  In addition, we recorded discrete items during the quarter primarily related to contingency reserves recorded for potential transfer pricing exposures.  Overall, the differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, research and development credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

We currently do not anticipate taxable income in the U.S. due to legislation enacted in 2010 that extended bonus depreciation to assets placed in service during 2011.  As such, we expect the U.S. portion of our tax provision to be non-cash.

Liquidity and Capital Resources

At March 31, 2011, our cash and cash equivalents balance was $133.9 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

Our revolving credit facility agreement allows us to borrow in pounds sterling and euros in addition to U.S. dollars; however, we are limited to borrowings of $75 million in these alternate currencies. The option to borrow in other foreign currencies provides some protection against fluctuations in currencies in the countries in which we do business. The credit facility also has financial covenants that include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 each quarter and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of March 31, 2011, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of March 31, 2011 there was no amount outstanding under the facility except for an outstanding letter of credit of $0.5 million resulting in an additional $244.5 million being available for future borrowings.  Our credit facility expires in August 2012.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2010 and March 31, 2011, we had $131.7 million and $134.9 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we expect to continue to finance at least some of our equipment purchases through these arrangements.

Capital Expenditure Requirements

For the full year 2011, we continue to expect to have capital expenditures between $275 million and $335 million in the aggregate consisting of $165 million to $195 million for customer gear, $40 million to $50 million for data center infrastructure costs, $20 million to $25 million for office build-outs, and $50 million to $60 million for capitalized software and other projects.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2010	2011
Cash provided by operating activities	$50,893	$88,253
Cash used in investing activities	$(39,622)	$(58,603)
Cash provided by (used in) financing activities	$(4,359)	$(1,181)
Acquisition of property and equipment by capital leases and equipment notes payable	$15,766	$19,009

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $50.9 million in the first three months of 2010 compared to $88.3 million in the first three months of 2011, an increase of $37.4 million, or 73.4%.  Net income increased from $9.8 million in the first three months of 2010 to $13.8 million in the first three months of 2011.  A summary of the significant changes in non-cash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

•
Depreciation and amortization expense was $36.7 million in the first three months of 2010 compared to $44.1 million in the first three months of 2011.  The increase in depreciation and amortization was due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•
Our provision for bad debts and customer credits increased from $0.5 million in the first three months of 2010 to $1.6 million in the first three months of 2011 due to the increases in net revenue and accounts receivable.

•
The change in deferred income taxes created a $1.7 million decrease to cash flow from operating activities in the first three months of 2010 compared to a $3.7 million increase in the first three months of 2011.

•
The change in deferred rent created a $1.8 million non-cash increase to cash flow from operating activities in the first three months of 2010 compared to $3.0 million in the first three months of 2011.  The change resulted from data center lease arrangements that were entered into in 2009 and 2010 with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period.

•
Share-based compensation expense was $6.0 million in the first three months of 2010 compared to $7.8 million in the first three months of 2011.  The increase in expense was due to stock options and restricted stock units granted in 2009 and the first three months of 2011.

•	The change in accounts receivable was a cash outflow of $1.4 million in the first three months of 2010 compared to a cash outflow of $5.7 million in the first three months of 2011.

•
The change in income taxes receivable was a cash inflow of $3.8 million in the first three months of 2010 compared to having no cash impact in the first three months of 2011.  We received federal income tax refunds totaling $3.8 million in the three months ended March 31, 2010, related to a carryback claim for prior tax periods.  We did not receive tax refunds in the three months ended March 31, 2011.

•
The change in accounts payable and accrued expenses created a $3.5 million cash inflow in the first three months of 2010 compared to a $16.7 million cash inflow in the first three months of 2011.  The changes resulted from the timing of payments for trade payables.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $39.6 million in the first three months of 2010 compared to $58.6 million in the first three months of 2011, an increase of $19.0 million, or 48.0%.  The increase was primarily due to an increase in purchases of customer gear.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements increased from $15.8 million for the first three months of 2010 to $19.0 million for the first three months of 2011.

Financing Activities

Net cash used in financing activities was $4.4 million in the first three months of 2010 compared to $1.2 million in the first three months of 2011, a change of $3.2 million. Principal payments on capital leases and notes payable were $13.6 million in the first three months of 2010 compared to $15.8 million during the first three months of 2011.  Our net leverage as of March 31, 2011 was effectively zero.  See above for our discussion of Non-GAAP Financial Measures.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of March 31, 2011:

(In thousands)	Total	2011	2012-2013	2014-2015	2016 and Beyond
	(Unaudited)
Capital leases (1)	$139,782	$51,338	$82,024	$6,420	$—
Operating leases	419,013	17,858	61,289	58,933	280,933
Purchase commitments	56,542	29,489	27,049	4	—
Software and equipment notes (1)	2,212	1,327	885	—	—
Total contractual obligations	$617,549	$100,012	$171,247	$65,357	$280,933

(1)	Represents principal and interest.

Leases

Capital leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for data center facilities and office space.

In February 2011, Rackspace modified our Chicago area data center lease in order to lease additional space at the data center.  The additional leased space (accounted for as an operating lease) has a term of 15 years from the commencement date with total estimated financial obligation of approximately $88 million over the 15 year term, inclusive of base lease payments and Rackspace’s pro-rata share of operating expenses.  Rackspace has a one-time option to terminate the lease after ten years subject to a penalty, as well as upon expiration of the lease, to renew the lease for two successive five year periods.

Purchase commitments

Our purchase commitments are primarily related to costs associated with our data centers including bandwidth and consulting services as well as commitments to purchase hardware and to prepay for certain software licenses.

Software and Equipment Notes

We finance certain software and equipment from third-party vendors. The terms of these arrangements are generally one to five years. The interest rates on the arrangements range from 0.0% to 6.0%.

Uncertain Tax Positions

We have excluded $1.7 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

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

A description of our critical accounting policies that involve significant management judgment appears in our Annual Report filed on Form 10-K filed with the SEC on February 22, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Recent Accounting Pronouncements

For a full description of new accounting pronouncements, including the respective dates of adoption and impact on results of operation and financial condition, see “Notes to the Unaudited Consolidated Financial Statements – Note 2.  Summary of Significant Accounting Policies.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices.    We are a large consumer of power.  During the first three months of 2011, we expensed approximately $4.9 million that was incurred to power our data centers, representing 2.1% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, seasonal fluctuations, and are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. We currently have a fixed price contract with a provider of electricity for power for our Grapevine data center that expires in September 2011. The contract allows the company to periodically convert the price to a floating market price during the arrangement.  In 2010, we entered into another fixed price contract for our Grapevine data center that begins when the previous arrangement expires in October 2011 and runs through September 2013.  Also, in June 2009, we entered into a similar fixed price contract for 12 months for our Slough U.K. data center that has since been extended for an additional 12 months to expire in May 2011.  We have entered into a new power contract for our facility in Slough U.K. This contract allows us to procure power either on a fixed price or on a variable price basis.  These contracts have been designated as meeting the normal purchases and normal sales exception and thus are not accounted for as derivatives.

During April 2010, the U.K.’s carbon emission trading scheme (CRC Energy Efficiency Scheme) came into operation and based on our data center energy consumption in the U.K., registration would have been mandatory. However, because we did not meet all of the criteria, we are not required to register under the CRC’s first phase.  Under the scheme’s first phase, the period commencing April 2010 to March 2011 is considered a footprint year under which participant companies are required to track and report their carbon dioxide emissions to the regulatory body. Beginning April 2012, participants will be required to purchase allowances to offset their carbon dioxide emissions. The purchase of these allowances will increase the cost of power.  If the government decides to keep the scheme under a second phase, it is likely Rackspace UK will need to register and participate in it. The purchase of carbon allowances under a second phase is not expected until 2014; however, the full financial impact of this scheme will be determined as we enter the second phase, which the company is preparing for in 2013. No legislation has been enacted to date that would impact our U.S. or Hong Kong data centers.

Interest Rates.    Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. As of March 31, 2011, the outstanding balance of our credit facility was $0 and therefore we have limited interest rate risk.

Leases.    The majority of our purchases of customer gear are vendor-financed through capital leases with fixed payment terms generally over three to five years, coinciding with the depreciation period of the equipment.  As of March 31, 2011, we have a principal liability for these leases of $132.7 million on our consolidated balance sheet, of which $62.3 million is classified as current.  Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or the borrowing rates, which are fixed rates, may increase.

Foreign Currencies.    The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates.  We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both U.S. dollars and the pound sterling.  During the first three months of 2011, we recognized foreign currency losses of $0.1 million within other income (expense).  We have not entered into any currency hedging contracts, although we may do so in the future. Our revolving credit facility agreement provides us with the ability to borrow from our credit facility in pounds sterling and euros, rather than restricting borrowings to U.S. dollars. We currently do not have borrowings in any alternative currencies from our credit facility. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, on October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston was filed in the 37th District Court in Bexar County Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We do not expect the results of this claim or any other current proceeding to have a material adverse effect on our business, results of operations or financial condition.

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

Our network, power supplies and data centers are subject to various points of failure.  Problems with our cooling equipment, generators, uninterruptible power supply, or UPS, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage.  Because our hosting services do not require geographic proximity of our data centers to our customers, our hosting infrastructure is consolidated into a few large facilities. While data backup services and disaster recovery services are available as a part of our hosting services offerings, the majority of our customers do not elect to pay the additional fees required to have disaster recovery services store their backup data offsite in a separate facility, which could substantially mitigate the adverse effect to a customer from a single data center failure. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

▪	Power loss;

▪	Equipment failure;

▪	Human error or accidents;

▪	Sabotage and vandalism;

▪	Failure by us or our vendors to provide adequate service or maintenance to our equipment;

▪	Network connectivity downtime;

▪	Improper building maintenance by the landlords of the buildings in which our facilities are located;

▪	Physical or electronic security breaches;

▪	Fire, earthquake, hurricane, tornado, flood, and other natural disasters;

▪	Water damage; and

▪	Terrorism.
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

Any future service interruptions could:

▪	Cause our customers to seek damages for losses incurred;

▪	Require us to replace existing equipment or add redundant facilities;

▪	Affect our reputation as a reliable provider of hosting services

▪	Cause existing customers to cancel or elect to not review their contracts; or

▪	Make it more difficult for us to attract new customers
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

The market for hosting and cloud computing services is highly competitive. We expect to face intense competition from our existing competitors as well as additional competition from new market entrants in the future as the actual and potential market for hosting and cloud computing continues to grow.

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

▪	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, SAVVIS, and other telecommunications companies;

▪	IT outsourcing providers such as CSC, HP, and IBM;

▪	Hosting providers such as AT&T, British Telecom, SAVVIS, Terremark, The Planet, and Verio; and

▪	Large technology companies such as Amazon, Microsoft, Google, IBM, Hewlett-Packard, Dell and Salesforce.com, who have made substantial investments in cloud computing offerings and initiatives.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition, and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

▪	Develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

▪	Adapt to new or emerging technologies and changes in customer requirements more quickly;

▪	Bundle hosting services with other services they provide at reduced prices;

▪	Take advantage of acquisition and other opportunities more readily;

▪	Adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services; and

▪	Devote greater resources to the research and development of their products and services.
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

We have been accused of infringing the proprietary rights of others and may be accused of infringing on the proprietary rights of others in the future, which could subject us to costly and time-consuming litigation and require us to discontinue services that infringe the rights of others.

There may be intellectual property rights held by others, including issued or pending patents, trademarks, and service marks that cover significant aspects of our technologies, branding or business methods, including technologies and intellectual property we have licensed from third parties. Companies in the technology industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These or other parties could claim that we have misappropriated or misused intellectual property rights. In fact, we are currently a party to two lawsuits that claim that we have infringed on certain patents held by third parties. See Item 1 of this Form 10-Q titled "Legal Proceedings." Any such current or future intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert the attention of our technical and management personnel. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe. For any intellectual property rights claim against us or our customers, we may also have to pay damages, indemnify our customers against damages or stop using technology or intellectual property found to be in violation of a third party’s rights. We may be unable to replace those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms or at all. Licensing replacement technologies and intellectual property may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology and intellectual property, which could require significant effort, time, and expense.

Our use of open source software could impose limitations on our ability to provide our services and expose us to litigation, which could adversely affect our financial condition and operating results.

We utilize open source software, including Linux-based software, in providing a substantial portion of our services. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to offer our services. Additionally, the use and distribution of open source software can lead to greater risks than the use of third-party commercial software, as open source software does not come with warranties or other contractual protections regarding infringement claims or the quality of the code. From time to time parties have asserted claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes their intellectual property rights. We have been subject to suits, and could be subject to suits in the future, by parties claiming infringement of intellectual property rights with respect to what we believe to be open source software. See Item 1 of this Form 10-Q titled "Legal Proceedings." In such event, we could be required to seek licenses from third parties in order to continue using such software or offering certain of our services or to discontinue the use of such software or the sale of our affected services in the event we could not obtain such licenses, any of which could adversely affect our business, operating results and financial condition. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under some of the open source licenses, be required to release the source code of our proprietary software.

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

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies, although to date we have not registered for copyright protection. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have one patent issued and eight patent applications filed in the U.S. Our patent applications may be challenged and/or ultimately rejected and our issued patent may be contested, circumvented, found unenforceable or invalidated.

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

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited and we may be unable to sustain growth in our customer base for a number of reasons, such as:

▪	A reduction in the demand for our services due to economic factors;

▪	Our inability to market our services in a cost-effective manner to new customers;

▪	The inability of our customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;

▪	Our inability to successfully communicate the benefits of our services to businesses;

▪	The decision of businesses to host their Internet sites and web infrastructure internally or in colocation facilities as an alternative to the use of our hosting services;

▪	Our inability to penetrate international markets;

▪	Our inability to provide compelling services or effectively market them to existing customers;

▪	Our inability to strengthen awareness of our brand; and

▪	Reliability, quality or compatibility problems with our services.
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

Recently, general worldwide economic conditions have experienced deterioration due to among other things, credit conditions resulting from the financial crisis affecting the banking system and financial markets including: slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, the ongoing effects of the wars in Iraq and Afghanistan, recent international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions can make it extremely difficult for both us and our customers to accurately forecast and plan future business activities.  Additionally, they could cause U.S. and foreign businesses to slow spending on our services, which could delay and lengthen our new customer sales cycle and cause existing customers to do one or more of the following:

▪	Cancel or reduce planned expenditures for our services;

▪	Seek to lower their costs by renegotiating their contracts with us;

▪	Move their hosting services in-house; or

▪	Switch to lower-priced solutions provided by us or our competitors.
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

Finally, if investors have concerns that our business, financial condition and results of operations will be negatively impacted by an economic downturn, our stock price could decrease .

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

On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements.  Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007 for a total of 2,661 jobs in Texas). We already have drawn $5.0 million of this grant. We can draw an additional $3.5 million when we reach 1,225 new jobs. If we do not create 1,225 new jobs in Texas by 2012, we will be required to repay the grant at a rate of $1,263 per job missed per year (clawback). As of March 31, 2011, we had created 1,110 new jobs.  The maximum clawback would be the amounts we draw plus 3.4% interest on such amounts per year.  The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas; another $5.25 million if we create a total of 3,000 new jobs in Texas; and $2.75 million more if we create a total of 4,000 new jobs in Texas. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, the clawback is triggered.

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

We have debt obligations that include restrictive covenants limiting our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness and adversely affect our financial position and operating results.

As of March 31, 2011, there was no outstanding indebtedness under our credit facility other than an outstanding letter of credit of $0.5 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions.  Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owed under our credit facility.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $132.7 million as of March 31, 2011. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first three months of 2011, we expensed approximately $4.9 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed price utilities contracts and have entered into certain price utilities contracts for some of our power consumption.  If we choose not to enter into a fixed price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options and we do not haver any such instruments in place. As we borrow more, we may enter into swaps to continuously control our interest rate risk.  As a result, we are exposed to interest rate risk on our current borrowings.  As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of March 31, 2011 we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

In addition, future regulatory, judicial, and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. National regulatory frameworks have only recently been, or are still being, put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain any necessary licenses or negotiate interconnection agreements, which could negatively impact our ability to expand in these markets or increase our operating costs in these markets.

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

We anticipate that, for the foreseeable future, a significant portion of our revenue will continue to be derived from sources outside of the U.S. A key element of our growth strategy is to further expand our customer base internationally and successfully operate data centers in foreign markets. We have limited experience operating in foreign jurisdictions other than the U.K. and expect to continue to grow our international operations. Managing a global organization is difficult, time consuming, and expensive. Our inexperience in operating our business globally increases the risk that international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include:

▪	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements

▪	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements

▪	Lack of familiarity with and unexpected changes in foreign regulatory requirements;

▪	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

▪	Difficulties in managing and staffing international operations;

▪	Fluctuations in currency exchange rates;

▪	Potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added tax systems, and restrictions on the repatriation of earnings;

▪	Dependence on certain third parties, including channel partners with whom we do not have extensive experience;

▪	The burdens of complying with a wide variety of foreign laws and legal standards;

▪	Increased financial accounting and reporting burdens and complexities;

▪	Political, social, and economic instability abroad, terrorist attacks and security concerns in general; and

▪	Reduced or varied protection for intellectual property rights in some countries.
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

Our Channel Partner Program drives a significant amount of revenue to our business through referral and reseller arrangements. Most of our member partners offer services that are complementary to our services, however, some of the participants may actually compete with us in one or more of our product or service offerings. These network partners may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own services rather than ours, which could cause our revenue to decline.

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

We have made acquisitions and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

▪	The difficulty of assimilating the operations and personnel of the combined companies;

▪	The risk that we may not be able to integrate the acquired services or technologies with our current services, products, and technologies;

▪	The potential disruption of our ongoing business;

▪	The diversion of management attention from our existing business;

▪	The inability of management to maximize our financial and strategic position through the successful integration of the acquired businesses;

▪	Difficulty in maintaining controls, procedures, and policies;

▪	The impairment of relationships with employees, suppliers, and customers as a result of any integration;

▪	The loss of an acquired base of customers and accompanying revenue; and

▪	The assumption of leased facilities, other long-term commitments or liabilities that could have a material adverse impact on our profitability and cash flow.
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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2010 and March 31, 2011, the closing trading price of our common stock was very volatile, ranging between $29.78 and $43.01 per share, including single-day increases of up to 8.3% and declines up to 10.9%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

Contractual lock-up restrictions on the sale of approximately 99 million shares held by certain stockholders expired on February 3, 2009 and to the extent a stockholder is not an affiliate, its shares are now eligible for sale without restriction. Affiliate sales are subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding common stock or our average weekly trading volume during any three-month period. Shares beneficially held by Graham Weston and certain other parties will be subject to such requirements to the extent they are deemed to be our “affiliates” as that term is defined in Rule 144. Additionally, Weston, and certain other holders possess registration rights with respect to some of the shares of our common stock that they hold. If they choose to exercise such rights, their sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our common stock may decline.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

    None

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1 *	Bruce Knooihuizen Transition Employment Agreement

10.2 *†	Second Amendment, dated February 24, 2011, by and between Tarantula Ventures LLC and Rackspace US, Inc.

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith
**    Furnished herewith
†    Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2011.

Rackspace Hosting, Inc.

Date:	May 9, 2011	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)