Form 10-Q
period 2011-06-30
RACKSPACE HOSTING, INC.
filed 2011-08-08
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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

On July 29, 2011, 130,416,716 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2010	June 30, 2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,941	$132,025
Accounts receivable, net of allowance for doubtful accounts and customer credits of $2,846 as of December 31, 2010 and $3,832 as of June 30, 2011	47,734	63,039
Income taxes receivable	4,397	2,469
Deferred income taxes	6,416	6,043
Prepaid expenses and other current assets	21,957	19,716
Total current assets	185,445	223,292

Property and equipment, net	495,228	579,532
Goodwill	57,147	59,993
Intangible assets, net	9,675	10,669
Other non-current assets	14,082	14,090
Total assets	$761,577	$887,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,645	$145,609
Current portion of deferred revenue	15,822	15,317
Current portion of obligations under capital leases	59,763	64,147
Current portion of debt	1,912	1,750
Total current liabilities	189,142	226,823

Non-current deferred revenue	2,927	3,370
Non-current obligations under capital leases	69,173	72,944
Non-current debt	879	—
Non-current deferred income taxes	35,238	41,730
Other non-current liabilities	25,355	30,866
Total liabilities	322,714	375,733

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 126,950,468 shares issued and outstanding as of December 31, 2010; 130,346,597 shares issued and outstanding as of June 30, 2011	127	130
Additional paid-in capital	296,571	335,298
Accumulated other comprehensive loss	(12,416)	(9,547)
Retained earnings	154,581	185,962
Total stockholders’ equity	438,863	511,843
Total liabilities and stockholders’ equity	$761,577	$887,576
See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2010	2011	2010	2011

Net revenue	$187,314	$247,229	$366,119	$477,231
Costs and expenses:
Cost of revenue	61,470	74,057	118,477	143,799
Sales and marketing	23,285	31,477	45,262	61,215
General and administrative	46,737	66,090	93,132	128,531
Depreciation and amortization	37,991	46,952	74,689	91,050
Total costs and expenses	169,483	218,576	331,560	424,595
Income from operations	17,831	28,653	34,559	52,636
Other income (expense):
Interest expense	(1,875)	(1,522)	(4,019)	(3,013)
Interest and other income (expense)	814	(614)	999	(692)
Total other income (expense)	(1,061)	(2,136)	(3,020)	(3,705)
Income before income taxes	16,770	26,517	31,539	48,931
Income taxes	5,572	8,956	10,529	17,549
Net income	$11,198	$17,561	$21,010	$31,382

Net income per share
Basic	$0.09	$0.14	$0.17	$0.24
Diluted	$0.08	$0.13	$0.16	$0.23

Weighted average number of shares outstanding
Basic	124,592	129,706	124,288	128,780
Diluted	132,660	137,880	132,562	137,369

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2011
Cash Flows From Operating Activities
Net income	$21,010	$31,382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	74,689	91,050
Loss on disposal of equipment, net	274	272
Provision for bad debts and customer credits	1,384	3,238
Deferred income taxes	(6,632)	5,859
Deferred rent	3,120	5,814
Share-based compensation expense	12,354	13,793
Excess tax benefits from share-based compensation arrangements	(15,453)	(1,590)
Changes in certain assets and liabilities
Accounts receivable	(6,728)	(17,870)
Income taxes receivable	11,985	1,928
Prepaid expenses and other current assets	(793)	2,478
Accounts payable and accrued expenses	10,070	30,738
Deferred revenue	(2,425)	(323)
All other operating activities	—	978
Net cash provided by operating activities	102,855	167,747

Cash Flows From Investing Activities
Purchases of property and equipment, net	(68,672)	(132,405)
Acquisitions, net of cash acquired	—	(952)
Earn-out payments for acquisitions	(490)	—
Other investing activities	(75)	—
Net cash used in investing activities	(69,237)	(133,357)

Cash Flows From Financing Activities
Principal payments of capital leases	(25,753)	(31,420)
Principal payments of notes payable	(3,345)	(1,041)
Proceeds from employee stock plans	5,050	22,967
Excess tax benefits from share-based compensation arrangements	15,453	1,590
Net cash used in financing activities	(8,595)	(7,904)

Effect of exchange rate changes on cash and cash equivalents	(1,952)	598

Increase in cash and cash equivalents	23,071	27,084

Cash and cash equivalents, beginning of period	125,425	104,941

Cash and cash equivalents, end of period	$148,496	$132,025

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$31,559	$39,576
Shares issued in business combinations	$510	$—
Cash payments for interest, net of amount capitalized	$4,005	$2,776
Cash payments for income taxes	$11,939	$11,635

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview and Summary of Significant Accounting Policies

Nature of Operations

As used in this report, the terms “Rackspace,” “Rackspace Hosting,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Hosting, Inc. and its subsidiaries.  Rackspace Hosting, Inc., through its operating subsidiaries, is a provider of hosting solutions.  We provide IT as a service, managing web-based IT systems for small and medium-sized businesses as well as large enterprises.  We focus on providing a service experience for our customers, which we call Fanatical Support®.

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2010 and 2011, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2011, our results of operations for the three and six months ended June 30, 2010 and 2011, and our cash flows for the six months ended June 30, 2010 and 2011.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2011.  The results of the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or for any other interim period, or for any other future year.

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2010, included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of stock options, contingencies, and income taxes, among others. We base our estimates on historical experience and on other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engaged third-party valuation consultants to assist management in the purchase price allocation of significant acquisitions.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We had previously adopted the guidance in 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for us last quarter. This new guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued guidance on revenue recognition that eliminates the requirement that all undelivered elements in a multiple-element revenue arrangement have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements.  The overall arrangement fee should be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements is no longer be permitted.  The guidance became effective for us last quarter. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement that changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied prospectively. The company will adopt this guidance at the beginning of its first quarter of 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2010	2011	2010	2011
Basic net income per share:
Net income	$11,198	$17,561	$21,010	$31,382
Weighted average shares outstanding:
Common stock	124,592	129,706	124,288	128,780
Number of shares used in per share computations	124,592	129,706	124,288	128,780
Earnings per share	$0.09	$0.14	$0.17	$0.24

Diluted net income per share:
Net income	$11,198	$17,561	$21,010	$31,382
Weighted average shares outstanding:
Common stock	124,592	129,706	124,288	128,780
Stock options, awards and employee share purchase plan	8,068	8,174	8,274	8,589
Number of shares used in per share computations	132,660	137,880	132,562	137,369
Earnings per share	$0.08	$0.13	$0.16	$0.23

We excluded 1.6 million and 0.9 million potential common shares from the computation of dilutive earnings per share for the three months ended June 30, 2010 and 2011, respectively, and 0.9 million and 1.1 million potential shares for the six months ended June 30, 2010 and 2011 respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2010	June 30, 2011
Cash deposits	$64,201	$91,284
Money market funds	40,740	40,741
Cash and cash equivalents	$104,941	$132,025

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

4.  Fair Value Measurements

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

	December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,740	$—	$—	$40,740
Rabbi trust (2)	795	—	—	795
Total	$41,535	$—	$—	$41,535

Liabilities:
Deferred compensation (3)	$754	$—	$—	$754
Total	$754	$—	$—	$754

	June 30, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,741	$—	$—	$40,741
Rabbi trust (2)	247	—	—	247
Total	$40,988	$—	$—	$40,988

Liabilities:
Deferred compensation (3)	$204	$—	$—	$204
Total	$204	$—	$—	$204

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

(In thousands)	December 31, 2010	June 30, 2011
Prepaid expenses	$16,738	$17,306
Other current assets	5,219	2,410
Prepaid expenses and other current assets	$21,957	$19,716

6. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives				December 31, 2010	June 30, 2011
Computers, software and equipment	1	-	5	years	$668,691	$790,349
Furniture and fixtures	7	years			25,140	28,143
Buildings and leasehold improvements	2	-	30	years	141,506	150,707
Land					13,860	13,860
Property and equipment, at cost					849,197	983,059
Less accumulated depreciation and amortization					(422,716)	(500,464)
Work in process					68,747	96,937
Property and equipment, net					$495,228	$579,532

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $36.4 million and $45.7 million for the three months ended June 30, 2010 and 2011, respectively, and $71.5 million and $88.3 million for the six months ended June 30, 2010 and 2011, respectively.

At December 31, 2010, the work in process balance consisted of build outs of $35.7 million for office facilities, $21.3 million for data centers (of which $13.3 million relates to a vendor fee for data center design services), and $11.7 million for capitalized software and other projects.  At June 30, 2011, the work in process balance consisted of build outs of $43.2 million for office facilities, $35.0 million for data centers (of which $15.6 million relates to a vendor fee for data center design services), and $18.7 million for capitalized software and other projects.

Capitalized interest was $0.3 million for the three months ended June 30, 2010 and $0.3 million for the six months ended June 30, 2010. There has been no interest capitalized in 2011.

7. Business Combinations and Goodwill

In January 2011, we acquired a company to bolster our service delivery capabilities around OpenStack. The acquisition, which was accounted for using the acquisition method, included an initial cash payment, additional cash payments due on the first and second anniversaries of the closing date and cash or stock to be paid upon the achievement of certain earn-out provisions. The composition of the payment of the earn-out provisions between cash and stock is at our discretion. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of the final tax review. The fair value of the contingent consideration as of June 30, 2011 was $2.1 million, all of which is classified as short-term within accounts payable and accrued expenses. The condensed consolidated statements of income include the results of operations for the acquired company commencing on January 26, 2011.

In December 2010, we acquired a company and accounted for the transaction using the acquisition method. During the three months ended March 31, 2011, we recorded a measurement period adjustment to reflect changes in the estimated fair value of deferred tax assets related to the acquisition. This adjustment resulted from our final review of certain tax matters relating to the transaction and did not result from intervening events subsequent to the acquisition date. Upon the final completion of an independent appraisal and all other evaluations during the three months ended March 31, 2011, we determined the allocation of the purchase price was final. The associated earn-out payments are no longer contingent upon achievement of certain provisions, and we will now pay the full amount in six equal installments beginning in the third quarter of 2011. The composition of the payout between cash and stock is at our discretion. The fair value of this liability as of June 30, 2011 was $9.6 million.

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2010	$57,147
Measurement period adjustments	149
Acquisition	2,697
Balance at June 30, 2011	$59,993

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2010	June 30, 2011
Trade payables	$30,603	$44,685
Accrued compensation and benefits	26,855	38,516
Income and other taxes payable	19,814	16,830
Vendor accruals	22,503	28,179
Other liabilities	11,870	17,399
Accounts payable and accrued expenses	$111,645	$145,609

9. Debt

Debt outstanding consisted of:

(In thousands)	December 31, 2010	June 30, 2011
Notes payable	$2,791	$1,750
Total debt	2,791	1,750
Less current portion of debt	(1,912)	(1,750)
Total non-current debt	$879	$—

Revolving Credit Facility

Our revolving credit facility includes an aggregate commitment of $245 million.  The facility provides for letters of credit up to $25 million. The interest is based on a floating rate, generally the London Interbank Offered Rate (LIBOR) plus a margin spread, which changes ratably from 0.675% to 1.55% dependent on the total funded debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. We are required to pay a facility fee of 0.2% per annum on the full amount committed under the facility and a quarterly administrative fee. The facility has a 5-year term and matures in August 2012, is fully secured by our domestic assets and a portion of our foreign subsidiary equity holdings, and is governed by financial and non-financial covenants.  Financial covenants under our facility include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 and a maximum total funded debt to EBITDA ratio of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of June 30, 2011, we were in compliance with all of the covenants under our facility.

The revolving credit facility agreement provides us with the ability to borrow under our credit facility in pounds sterling and euros in addition to U.S. dollars; however, we are limited to borrowings of $75 million in these alternate currencies.  As of June 30, 2011, we did not have any borrowings on our credit facility in alternate currencies.

As of June 30, 2011, there was no amount outstanding under the facility except for an outstanding letter of credit of $0.5 million, resulting in $244.5 million being available for future borrowings.

10. Other Non-Current Liabilities

Other non-current liabilities consisted of:

(In thousands)	December 31, 2010	June 30, 2011
Texas Enterprise Fund Grant	$5,000	$5,000
Deferred rent	14,595	20,260
Other	5,760	5,606
Other non-current liabilities	$25,355	$30,866

11. Commitments and Contingencies

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

On March 26, 2010, Bedrock Computer Technologies, LLC ("Bedrock") filed its First Amended Answer and Counterclaim to Red Hat, Inc.’s Complaint for Declaratory Judgment (Red Hat, Inc., v Bedrock Computer Technologies, LLC Cause No. 6:09-CV-00549 –LED, United States District Court for the Eastern District of Texas). In its answer and counterclaim, Bedrock named us as a third-party defendant in a civil action by asserting cross-claims against us and several other companies alleging direct and indirect infringement of  United States Patent No. 5,893,120 based on the use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. Bedrock was seeking a finding that the third-party defendants, including Rackspace, be enjoined from selling any infringing product, and that Bedrock be awarded actual damages, pre and post judgment interest and attorney’s fees. On May 31, 2011 we entered into a confidential agreement with Bedrock and other parties to the litigation, pursuant to which the complaint against us was dismissed by the plaintiff with prejudice.

On August 31, 2010, Oasis Research, LLC (“Oasis”) filed a complaint (Cause No. 4:10-CV-435, United States District Court for the Eastern District of Texas) alleging that Rackspace’s products infringe certain United States patents allegedly owned by Oasis. This lawsuit alleged that Rackspace was infringing four patents, including United States Patent Nos. 5,771,354, 5,901,228, 6,411,943 and 7,080,051, by designing and selling products and services related to online backup and storage services. Oasis was seeking unspecified damages for past and continuing or future infringement. On May 27, 2011 we entered into a confidential agreement with Oasis, pursuant to which the complaint was dismissed by the plaintiff with prejudice.

12. Share-Based Compensation

In January 2011, an additional 5.8 million shares became available for future grants pursuant to the automatic share reserve increase or “evergreen” provision under our Amended and Restated 2007 Long-Term Incentive Plan.  As of June 30, 2011, the total number of shares authorized under all of our plans was 54.3 million shares, of which approximately 14.2 million shares were available for future grants.

Outstanding stock awards were as follows:

	December 31, 2010	June 30, 2011
Restricted stock units	2,869,832	3,007,105
Stock options	15,551,009	12,705,053
Total outstanding awards	18,420,841	15,712,158

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2011:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	2,869,832	$9.23
Granted	298,635	$37.86
Released	(110,775)	$19.15
Cancelled	(50,587)	$22.18
Outstanding at June 30, 2011	3,007,105	$11.49

Expected to vest after June 30, 2011*	2,860,592	$10.79
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

As of June 30, 2011, there was $26.5 million of total unrecognized compensation cost related to non-vested RSUs that we have granted, which will be amortized using the straight-line method over a remaining weighted average period of 2.1 years.

The following table summarizes the stock option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	15,551,009	$8.45	6.84	$356,993
Granted	984,664	$39.19
Exercised	(3,266,603)	$6.91
Cancelled	(564,017)	$12.85
Outstanding at June 30, 2011	12,705,053	$11.03	6.30	$402,777

Vested and exercisable at June 30, 2011	6,998,239	$5.87	5.61	$257,999

Vested and exercisable at June 30, 2011 and expected to vest thereafter*	12,254,784	$10.57	6.27	$394,280
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2011 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of 7 years.

The total pre-tax intrinsic value of the stock options exercised during the three months ended June 30, 2010 and 2011 was $6.8 million and $36.7 million, respectively, and $15.6 million and $104.1 million for the six months ended June 30, 2010 and 2011, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
	2010			2011		2010			2011
Expected stock volatility	55%			56%		55%	-	56%	56%
Expected dividend yield	0.0%			0.0%		0.0%			0.0%
Risk-free interest rate	2.40%	-	2.66%	1.87%		2.40%	-	2.79%	1.87%	-	2.35%
Expected life (in years)	6.25	years		4.75	years	6.25	years		4.75	years
Weighted average grant date fair value of options granted during the period	$9.42			$19.81		$10.56			$19.05

As of June 30, 2011, there was $42.0 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight line method over a weighted average period of 2.3 years.

Share-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2011	2010	2011
Cost of revenue	$1,163	$756	$2,132	$2,168
Sales and marketing	1,100	609	1,980	610
General and administrative	4,113	4,618	8,242	11,015
Pre-tax share-based compensation	6,376	5,983	12,354	13,793
Less: Income tax benefit	(2,118)	(1,956)	(4,124)	(4,947)
Total share-based compensation expense, net of tax	$4,258	$4,027	$8,230	$8,846

13. Taxes

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2007 through 2010, U.K. income tax examinations for the years 2009 and 2010, Netherlands income tax examinations for the years 2007 through 2010, and Hong Kong income tax examinations for the years 2008 through 2010. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

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

We currently have a refund claim for sales tax paid on certain licenses that has gone through a judicial hearing.  It is our position that these licenses are exempt from sales tax based on resale.  Our claim for refund was denied at an administrative level and we appealed the decision.  Our appeal was denied, and we have filed suit in district court.  We have not recorded a receivable related to this claim for refund.

We expect a taxable loss in the U.S. for the full year 2011 and therefore we do not anticipate utilizing any benefit in 2011 for tax deductions related to stock compensation.  As a result, we have not recognized an income tax receivable or excess tax benefit in the U.S. during the current period. However, we anticipate a taxable profit in the U.K. and have appropriately recognized an income tax receivable for tax benefits of stock compensation attributable to the U.K. during the current period.

14. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2011	2010	2011
Net income	$11,198	$17,561	$21,010	$31,382
Derivative instrument, net of deferred taxes of $(176) for the three months ended June 30, 2010, and $(307) for the six months ended June 30, 2010.	327	—	570	—
Foreign currency cumulative translation adjustment, net of taxes of $465 and $(111) for the three months ended June 30, 2010 and 2011, and $512 and $(246) for the six months ended June 30, 2010 and 2011.	(2,173)	(105)	(6,589)	2,869
Total other comprehensive income (loss)	(1,846)	(105)	(6,019)	2,869
Total comprehensive income	$9,352	$17,456	$14,991	$34,251

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2010	$(12,416)
Foreign currency cumulative translation adjustment, net of taxes	2,869
Balance at June 30, 2011	$(9,547)

15. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by reporting unit and geographic region for purposes of evaluating financial performance and allocating resources.  We are organized as and operate two operating segments based around our products and services.  The company's service offerings all provide computing power to similar types of customers. Furthermore, the service offerings have similar production processes, deliver their services in a similar manner and use the same data centers and similar technologies. As a result of our evaluation of the criteria for aggregation by products and services, we determined we have one reportable segment, which we describe as Hosting.

Revenue is attributed to geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2011	2010	2011
United States	$141,214	$184,206	$273,401	$356,504
International	46,100	63,023	92,718	120,727
Total net revenue	$187,314	$247,229	$366,119	$477,231

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2010	June 30, 2011
United States	$395,318	$452,635
International	99,910	126,897
Total property and equipment, net	$495,228	$579,532

16. Related Party Transactions

We lease some facilities from a partnership controlled by our chairman of the board of directors. For these leases, we recognized $92 thousand and $93 thousand of rent expense on our consolidated statements of income for the three months ended June 30, 2010 and 2011, respectively, and $186 thousand and $186 thousand for the six months ended June 30, 2010 and 2011, respectively.

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

We sell our services to small and medium-sized businesses as well as large enterprises. For the first six months of 2011, 25.5% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we operate a Hong Kong data center and sales office. Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. For the first six months of 2011, no individual customer accounted for greater than 2% of our net revenue.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except annualized net revenue per average technical square foot)	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011

Growth
Managed hosting, net revenue	$164,094	$172,947	$183,311	$192,895	$204,275
Cloud, net revenue	$23,220	$26,763	$31,415	$37,107	$42,954
Net revenue	$187,314	$199,710	$214,726	$230,002	$247,229
Revenue growth (year over year)	23.2%	23.0%	26.7%	28.6%	32.0%
Net upgrades (monthly average)	1.6%	1.6%	1.6%	1.8%	1.8%
Churn (monthly average)	-1.0%	-1.1%	-1.0%	-0.9%	-0.9%
Growth in installed base (monthly average) (2)	0.6%	0.5%	0.6%	0.9%	0.9%
Number of customers at period end (3)	108,023	118,732	130,291	142,441	152,578
Number of employees (Rackers) at period end	3,002	3,130	3,262	3,492	3,712
Number of servers deployed at period end	61,874	63,996	66,015	70,473	74,028
Profitability
Income from operations	$17,831	$21,635	$23,408	$23,983	$28,653
Depreciation and amortization	$37,991	$39,677	$41,529	$44,098	$46,952
Share-based compensation expense
Cost of revenue	$1,163	$1,305	$1,223	$1,412	$756
Sales and marketing (4)	$1,100	$1,209	$1,052	$1	$609
General and administrative	$4,113	$4,669	$4,812	$6,397	$4,618
Total share-based compensation expense	$6,376	$7,183	$7,087	$7,810	$5,983
Adjusted EBITDA (1)	$62,198	$68,495	$72,024	$75,891	$81,588
Adjusted EBITDA margin	33.2%	34.3%	33.5%	33.0%	33.0%
Operating income margin	9.5%	10.8%	10.9%	10.4%	11.6%
Income from operations	$17,831	$21,635	$23,408	$23,983	$28,653
Effective tax rate	33.2%	35.5%	37.2%	38.3%	33.8%
Net operating profit after tax (NOPAT) (1)	$11,911	$13,955	$14,700	$14,798	$18,968
NOPAT margin	6.4%	7.0%	6.8%	6.4%	7.7%
Capital efficiency and returns
Interest bearing debt	$169,847	$180,177	$131,727	$134,905	$138,841
Stockholders' equity	$397,994	$413,237	$438,863	$478,307	$511,843
Less: Excess cash	$(126,018)	$(142,592)	$(79,174)	$(106,268)	$(102,358)
Capital base	$441,823	$450,822	$491,416	$506,944	$548,326
Average capital base	$435,963	$446,323	$471,119	$499,180	$527,635
Capital turnover (annualized)	1.72	1.79	1.82	1.84	1.87
Return on capital (annualized) (1)	10.9%	12.5%	12.5%	11.9%	14.4%
Capital expenditures
Purchases of property and equipment, net	$29,050	$29,222	$46,884	$57,651	$74,754
Vendor financed equipment purchases	$15,793	$23,208	$16,596	$19,009	$20,567
Total capital expenditures	$44,843	$52,430	$63,480	$76,660	$95,321
Customer gear	$29,589	$36,219	$38,052	$46,300	$48,777
Data center build outs	$5,955	$6,162	$9,754	$9,173	$17,491
Office build outs	$1,306	$1,271	$5,145	$2,957	$14,074
Capitalized software and other projects	$7,993	$8,778	$10,529	$18,230	$14,979
Total capital expenditures	$44,843	$52,430	$63,480	$76,660	$95,321
Infrastructure capacity and utilization
Technical square feet of data center space at period end (5)	169,998	177,148	180,173	181,848	198,868
Annualized net revenue per average technical square foot	$4,407	$4,602	$4,807	$5,083	$5,195
Utilization rate at period end	69.1%	68.9%	72.0%	76.7%	72.9%

(1)    See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.
(2)    Due to rounding, totals may not equal the sum of the line items in the table above.
(3)    Customers continue to be counted on an account basis, and therefore a customer with more than one account with us would be included as more than one customer. Furthermore, amounts include SaaS customers for Jungle Disk using a Rackspace storage solution. Jungle Disk customers using a third-party storage solution are excluded.
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
(5)    Technical square footage as of June 30, 2011 excludes 48,380 square feet for unused portions of our data center facilities.

In the table above, we continue to define technical square feet of data center space as space that can be utilized to support IT equipment.  With respect to square footage and utilization, for data centers that are not yet fully utilized we include square footage and power capacity based on the agreed upon schedule in the lease agreement.  For example, if the agreement has 10 phases and we are in phase five, we include 50% of the total square footage and power capacity called for in the lease agreement.

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

ROC increased from 10.9% to 14.4% for the three months ended June 30, 2010 compared to the three months ended June 30, 2011, primarily due to a reduction of operating costs as a percentage of revenue, partially offset by a slightly higher tax rate and growth in our capital base.  Included in the average capital base are capital expenditures of $24.8 million and $48.5 million related to the build-out of our corporate and international headquarters facilities and data centers, respectively, since the beginning of the second quarter of 2010.

Return on assets increased from 6.3% for the three months ended June 30, 2010 to 8.2% for the three months ended June 30, 2011. This increase was primarily due to higher revenue and net income, partially offset by a higher tax rate and growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
(In thousands)	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Income from operations	$17,831	$21,635	$23,408	$23,983	$28,653
Effective tax rate	33.2%	35.5%	37.2%	38.3%	33.8%
Net operating profit after tax (NOPAT)	$11,911	$13,955	$14,700	$14,798	$18,968

Net income	$11,198	$11,809	$13,539	$13,821	$17,561

Total assets at period end	$720,457	$760,198	$761,577	$831,414	$887,576
Less: Excess cash	(126,018)	(142,592)	(79,174)	(106,268)	(102,358)
Less: Accounts payable and accrued expenses	(97,711)	(101,427)	(111,645)	(132,308)	(145,609)
Less: Deferred revenue (current and non-current)	(16,640)	(16,685)	(18,749)	(19,149)	(18,687)
Less: Other non-current liabilities and deferred income taxes	(38,265)	(48,672)	(60,593)	(66,745)	(72,596)
Capital base	$441,823	$450,822	$491,416	$506,944	$548,326

Average total assets	$706,093	$740,328	$760,888	$796,496	$859,495
Average capital base	$435,963	$446,323	$471,119	$499,180	$527,635

Return on assets (annualized)	6.3%	6.4%	7.1%	6.9%	8.2%
Return on capital (annualized)	10.9%	12.5%	12.5%	11.9%	14.4%

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

Adjusted EBITDA increased $19.4 million, or 31.2%, from $62.2 million in the three months ended June 30, 2010 to $81.6 million in the three months ended June 30, 2011.  Adjusted EBITDA as a percentage of revenue decreased slightly from 33.2% for the three months ended June 30, 2010 to 33.0% for the three months ended June 30, 2011.  The primary drivers of the decrease in Adjusted EBITDA percentage were increases in Sales and Marketing and General and Administrative expenses as a percentage of revenue, partially offset by a decrease in Cost of Revenue expenses as a percentage of revenue.  The increases were due to an increase in marketing spend to drive future growth, an increase in commissions and increases in payroll expenses as a result of increased headcount to support our growth. Slightly impacting our results were changes in non-cash deferred rent and non-equity incentive compensation. Non-cash rent increased from $1.3 million in the three months ended June 30, 2010 to $2.8 million in the three months ended June 30, 2011.  Overall, non-equity incentive compensation increased $0.5 million due to increased headcount, partially offset by a decrease in the payout percentage.

Employee non-equity incentive compensation through our current non-equity incentive plan, in effect since January 1, 2009, is dependent upon the financial results of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense.  If company achievement of the pre-set target results in a 10% increase in the non-equity incentive compensation percentage payout, this would increase total non-equity incentive compensation by approximately $0.5 million on an after-tax basis and increase net income by $0.2 million.  Company achievement resulting in a 10% decrease in the non-equity incentive compensation percentage payout would decrease total non-equity incentive compensation by approximately $0.5 million on an after-tax basis and decrease net income by $0.2 million. Additionally, the Compensation Committee has the discretion to increase or decrease a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan. The Compensation Committee exercised its discretion to decrease the bonus payout for the three months ended June 30, 2011.

Income from operations has been favorably impacted by decreases in our cost of revenue and depreciation and amortization expenses as a percentage of revenue. Our operating income margin increased from 9.5% for the three months ended June 30, 2010 to 11.6% for the three months ended June 30, 2011.

See our Adjusted EBITDA reconciliation below.

	Three Months Ended
(Dollars in thousands)	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011

Net revenue	$187,314	$199,710	$214,726	$230,002	$247,229

Income from operations	$17,831	$21,635	$23,408	$23,983	$28,653

Net income	$11,198	$11,809	$13,539	$13,821	$17,561
Plus: Income taxes	5,572	6,495	8,029	8,593	8,956
Plus: Total other (income) expense	1,061	3,331	1,840	1,569	2,136
Plus: Depreciation and amortization	37,991	39,677	41,529	44,098	46,952
Plus: Share-based compensation expense	6,376	7,183	7,087	7,810	5,983
Adjusted EBITDA	$62,198	$68,495	$72,024	$75,891	$81,588

Operating income margin	9.5%	10.8%	10.9%	10.4%	11.6%

Adjusted EBITDA margin	33.2%	34.3%	33.5%	33.0%	33.0%

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

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2011	June 30, 2011
Adjusted EBITDA	$81,588	$157,479
Non-cash deferred rent	2,783	5,814
Total capital expenditures	(95,321)	(171,981)
Cash payments for interest, net	(1,270)	(2,696)
Cash payments for income taxes, net	(5,506)	(9,744)
Adjusted free cash flow	$(17,726)	$(21,128)

Net Leverage (Non-GAAP financial measure)

We define Net Leverage as Net Debt divided by Adjusted EBITDA (trailing twelve months). We believe that Net Leverage is an important metric for investors in evaluating a company’s liquidity. Note that Net Leverage is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our Net Leverage calculation below.

(Dollars in thousands)	As of
	June 30, 2011
Obligations under capital leases	$137,091
Debt	1,750
Total debt	$138,841
Less: Cash and cash equivalents	(132,025)
Net debt	$6,816
Adjusted EBITDA (trailing twelve months)	$297,998
Net leverage	0.02	x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net revenue	$187,314	$199,710	$214,726	$230,002	$247,229
Costs and expenses:
Cost of revenue	61,470	64,616	66,747	69,742	74,057
Sales and marketing	23,285	24,651	26,294	29,738	31,477
General and administrative	46,737	49,131	56,748	62,441	66,090
Depreciation and amortization	37,991	39,677	41,529	44,098	46,952
Total costs and expenses	169,483	178,075	191,318	206,019	218,576
Income from operations	17,831	21,635	23,408	23,983	28,653
Other income (expense):
Interest expense	(1,875)	(2,068)	(1,897)	(1,491)	(1,522)
Interest and other income (expense)	814	(1,263)	57	(78)	(614)
Total other income (expense)	(1,061)	(3,331)	(1,840)	(1,569)	(2,136)
Income before income taxes	16,770	18,304	21,568	22,414	26,517
Income taxes	5,572	6,495	8,029	8,593	8,956
Net income	$11,198	$11,809	$13,539	$13,821	$17,561

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.8%	32.4%	31.1%	30.3%	30.0%
Sales and marketing	12.4%	12.3%	12.2%	12.9%	12.7%
General and administrative	25.0%	24.6%	26.4%	27.1%	26.7%
Depreciation and amortization	20.3%	19.9%	19.3%	19.2%	19.0%
Total costs and expenses	90.5%	89.2%	89.1%	89.6%	88.4%
Income from operations	9.5%	10.8%	10.9%	10.4%	11.6%
Other income (expense):
Interest expense	-1.0%	-1.0%	-0.9%	-0.6%	-0.6%
Interest and other income (expense)	0.4%	-0.6%	0.0%	0.0%	-0.2%
Total other income (expense)	-0.6%	-1.7%	-0.9%	-0.7%	-0.9%
Income before income taxes	9.0%	9.2%	10.0%	9.7%	10.7%
Income taxes	3.0%	3.3%	3.7%	3.7%	3.6%
Net income	6.0%	5.9%	6.3%	6.0%	7.1%

Due to rounding, totals may not equal the sum of the line items in the table above.

Second Quarter 2011 Overview

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

The highlights and significant events of the three months ended June 30, 2011 and the impact on our operating results compared to the three months ended March 31, 2011 were as follows:

Net Revenue

Net revenue increased $17.2 million, or 7.5%, from $230.0 million in the three months ended March 31, 2011 to $247.2 million in the three months ended June 30, 2011.  The market for hosting services continues to be highly competitive, and we face competition from existing competitors as well as new market entrants.  However, we continue to grow our dedicated hosting and cloud computing service offerings and believe that this full portfolio of hosting services positions us to benefit from increased IT spending in the future. During the second quarter, we experienced a favorable revenue impact due to a weakening U.S. dollar relative to the pound sterling, which resulted in an increase to revenue of approximately $1.1 million, or 0.4%, for the three months ended June 30, 2011 compared to the three months ended March 31, 2011, with minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries.

Cost of Revenue

Our cost of revenue was $69.7 million for the three months ended March 31, 2011 and $74.1 million for the three months ended June 30, 2011, an increase of $4.4 million, or 6.3%.  Of this increase, $2.4 million was attributable to an increase in employee-related expenses. Total compensation increased as a result of salary increases and the hiring of additional personnel as well as an increase in non-equity incentive compensation. The cost increase was further attributable to increases in license costs of $1.2 million, and data center costs of $1.1 million related to power and rent. These increases were partially offset by a $0.9 million decrease in consulting fees related to data center assessments and improvements. The remaining variance was due to small changes in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $29.7 million for the three months ended March 31, 2011 and $31.5 million for the three months ended June 30, 2011, an increase of $1.8 million, or 6.1%. Of this increase, $1.5 million was attributable to an increase in employee-related expenses. Total compensation increased as a result of salary increases and increased share-based compensation expense as well as the hiring of additional sales and marketing personnel, partially offset by a decrease in commissions. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $62.4 million for the three months ended March 31, 2011 and $66.1 million for the three months ended June 30, 2011, an increase of $3.7 million, or 5.9%. Of this increase, $0.7 million was attributable to employee-related expenses.  Total compensation increased as a result of salary increases, the hiring of additional personnel and an increase in non-equity incentive compensation, partially offset by a decrease in payroll taxes from decreased stock option exercise activity and a decrease in share-based compensation expense. Also contributing to the change were increases in internal software and maintenance costs of $0.7 million, professional fees of $0.7 million, and travel of $0.6 million. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $44.1 million for the three months ended March 31, 2011 and $47.0 million for the three months ended June 30, 2011, an increase of $2.9 million, or 6.6%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Net Income and Net Income per Share

Net income was $13.8 million, or $0.10 per share on a diluted basis, for the three months ended March 31, 2011 compared to net income of $17.6 million, or $0.13 per share on a diluted basis, for the three months ended June 30, 2011. The increase in net income was mainly due to revenue growth.  Additionally, each of our expense categories decreased as a percentage of revenue except for other expense, which increased slightly as a percentage of revenue for the three months ended June 30, 2011 compared to the three months ended March 31, 2011.  Additionally, net income was positively impacted by a decrease in our global tax rate from 38.3% in the three months ended March 31, 2011 to 33.8% in the three months ended June 30, 2011 due to certain discrete items that were recorded during the quarter and a higher percentage of earnings in countries with lower statutory rates.

Three Months Ended June 30, 2010 and June 30, 2011

Net Revenue

Our net revenue was $187.3 million for the three months ended June 30, 2010 and $247.2 million for the three months ended June 30, 2011, an increase of $59.9 million, or 32.0%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Also contributing to the revenue increase was the favorable impact of a weaker U.S. dollar relative to the pound sterling for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Net revenue for the three months ended June 30, 2011 would have been approximately $5.1 million lower had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $61.5 million for the three months ended June 30, 2010 and $74.1 million for the three months ended June 30, 2011, an increase of $12.6 million, or 20.5%. Of this increase, $6.6 million was attributable to employee-related expenses due to an increase in salaries and benefits of $7.1 million, partially offset by a decrease in share-based compensation expense of $0.4 million and a decrease in non-equity incentive compensation of $0.1 million. The overall change in employee-related expenses was primarily due to the hiring of data center and support personnel to support our growth.  The cost increase was further attributable to an increase in license costs of $2.7 million, an increase in data center costs of $3.7 million related to power and rent, partially offset by a decrease in consulting fees primarily related to data center assessments and improvements of $1.0 million.  The remaining variance was due to small changes in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $23.3 million for the three months ended June 30, 2010 and $31.5 million for the three months ended June 30, 2011, an increase of $8.2 million, or 35.2%. Of this increase, $4.6 million was attributable to employee-related expenses due to increases in salaries and benefits of $4.3 million and commissions of $0.8 million, partially offset by a decrease in share-based compensation expense of $0.5 million. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel as well as the impact of higher commissions associated with increased sales.  Advertising and Internet-related marketing expenditures increased $3.1 million, and consulting fees increased $0.4 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $46.7 million for the three months ended June 30, 2010 and $66.1 million for the three months ended June 30, 2011, an increase of $19.4 million, or 41.5%. Of this increase, $11.2 million was attributable to employee-related expenses due to increases in salaries and benefits of $10.0 million, non-equity incentive compensation of $0.7 million and share-based compensation expense of $0.5 million.  These increases are primarily due to additional headcount and salary increases.  Professional fees and legal expenses increased $2.1 million primarily as a result of increased consulting expenses related to tax, legal and consulting services, and internal software and maintenance costs increased $1.2 million. In addition, travel and other employee related expenses such as recruiting fees and relocation increased $1.8 million primarily due to a general increase in hiring during the three months ended June 30, 2011 and bad debt expense increased $0.5 million related to increases in sales and accounts receivable. We also experienced an increase in merchant credit card fees of $0.7 million due to higher volume of sales in the second quarter of 2011 and an increase in property tax and insurance of $0.6 million due to additional data center leased space.  The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $38.0 million for the three months ended June 30, 2010 and $47.0 million for the three months ended June 30, 2011, an increase of $9.0 million, or 23.7%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $1.9 million for the three months ended June 30, 2010 and $1.5 million for the three months ended June 30, 2011, a decrease of $0.4 million, or 21.1%.  This decrease was primarily due to the decreased level of indebtedness (including capital leases). Interest expense was partially offset by capitalized interest of $0.3 million for the three months ended June 30, 2010. There has been no interest capitalized in 2011.

Interest and other income (expense) was $0.8 million for the three months ended June 30, 2010 and $(0.6) million for the three months ended June 30, 2011.  In the three months ended June 30, 2010, we recognized minimal interest and other income and foreign currency gains of $0.8 million.  In the three months ended June 30, 2011, we recognized $(0.6) million of interest income and other losses and minimal foreign currency gains.

Income Taxes

Our effective tax rate increased from 33.2% for the three months ended June 30, 2010 to 33.8% for the three months ended June 30, 2011, primarily due to a change in the geographical distribution of our income and certain discrete items that were recorded in 2011.   In the three months ended June 30, 2011, a smaller portion of income came from countries that have a lower statutory rate when compared to the three months ended June 30, 2010.  In addition, we recorded discrete items of approximately $0.6 million during the quarter primarily related to the recognition of research and development and foreign tax credits.  Overall, the differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

We currently do not anticipate taxable income in the U.S. due to legislation enacted in 2010 that extended bonus depreciation to assets placed in service during the fourth quarter of 2010 and 2011.  As such, we expect the U.S. portion of our tax provision to be non-cash.

Six Months Ended June 30, 2010 and June 30, 2011

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Six Months Ended
(In thousands)	June 30, 2010	June 30, 2011
Net revenue	$366,119	$477,231
Costs and expenses:
Cost of revenue	118,477	143,799
Sales and marketing	45,262	61,215
General and administrative	93,132	128,531
Depreciation and amortization	74,689	91,050
Total costs and expenses	331,560	424,595
Income from operations	34,559	52,636
Other income (expense):
Interest expense	(4,019)	(3,013)
Interest and other income (expense)	999	(692)
Total other income (expense)	(3,020)	(3,705)
Income before income taxes	31,539	48,931
Income taxes	10,529	17,549
Net income	$21,010	$31,382

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Six Months Ended
(Percent of net revenue)	June 30, 2010	June 30, 2011
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.4%	30.1%
Sales and marketing	12.4%	12.8%
General and administrative	25.4%	26.9%
Depreciation and amortization	20.4%	19.1%
Total costs and expenses	90.6%	89.0%
Income from operations	9.4%	11.0%
Other income (expense):
Interest expense	-1.1%	-0.6%
Interest and other income (expense)	0.3%	-0.1%
Total other income (expense)	-0.8%	-0.8%
Income before income taxes	8.6%	10.3%
Income taxes	2.9%	3.7%
Net income	5.7%	6.6%

Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue
Our net revenue was $366.1 million for the six months ended June 30, 2010 and $477.2 million for the six months ended June 30, 2011, an increase of $111.1 million, or 30.3%. The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers. Partially contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the pound sterling for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Net revenue for the six months ended June 30, 2011 would have been approximately $6.5 million lower had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.
Cost of Revenue
Our cost of revenue was $118.5 million for the six months ended June 30, 2010, and $143.8 million for the six months ended June 30, 2011, an increase of $25.3 million, or 21.4%. Of this increase, $13.1 million was attributable to employee-related expenses due to increases in salaries and benefits of $14.1 million, partially offset by decreases in non-equity incentive compensation of $0.6 million and contract labor related to short-term projects of $0.4 million. These increases are primarily due to additional headcount to support our growth and salary increases, partially offset by lower percentage attainment against the preset target for non-equity incentive compensation. The cost increase was further attributable to an increase in data center costs of $6.7 million related to power and rent, and an increase in license costs of $5.0 million, partially offset by a decrease in consulting fees related to data center assessments and improvements of $0.7 million. The remaining variance was due to small changes in other cost of revenue expenses.
Sales and Marketing Expenses
Our sales and marketing expenses were $45.3 million for the six months ended June 30, 2010 and $61.2 million for the six months ended June 30, 2011, an increase of $15.9 million, or 35.1%. Of this increase, $8.3 million was attributable to employee-related expenses due to increases in salaries and benefits of $7.6 million, and commissions of $2.3 million, partially offset by decreases in share-based compensation expense of $1.4 million and non-equity incentive compensation of $0.2 million. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. Internet-related marketing spend increased $6.7 million in order to drive future growth, while consulting fees increased $0.7 million. The remaining increase was due to small changes in other sales and marketing expenses.
General and Administrative Expenses
Our general and administrative expenses were $93.1 million for the six months ended June 30, 2010 and $128.5 million for the six months ended June 30, 2011, an increase of $35.4 million, or 38.0%. Of this increase, $21.5 million was attributable to employee-related expenses due to increases in salaries and benefits of $18.5 million, non-equity incentive compensation of $0.2 million, and share-based compensation expense of $2.8 million. These increases are primarily due to additional headcount and equity awards granted in 2010 and the first quarter of 2011. Professional fees and legal expenses increased $5.5 million primarily as a result of increased consulting expenses related to accounting and tax services, corporate strategy and internal system maintenance and improvements. Travel and other employee related expenses such as recruiting fees and relocation increased $3.3 million primarily due to a general increase in hiring during the six months ended June 30, 2011. Additionally, property tax increased $0.7 million due to the addition of data center facilities, and merchant credit card fees and bad debt increased $1.3 million and $1.0 million, respectively, due to a higher volume of sales.
Depreciation and Amortization Expense
Our depreciation and amortization expense was $74.7 million for the six months ended June 30, 2010 and $91.1 million for the six months ended June 30, 2011, an increase of $16.4 million, or 22.0%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)
Our interest expense was $4.0 million for the six months ended June 30, 2010 and $3.0 million for the six months ended June 30, 2011, a decrease of $1.0 million, or 25.0%. The decrease was primarily due to the decreased level of indebtedness (including capital leases), as well as decreased borrowing rates. Interest expense was partially offset by capitalized interest of $0.3 million for the six months ended June 30, 2010. There has been no interest capitalized in 2011.
Interest and other income (expense) was $1.0 million for the six months ended June 30, 2010 and $(0.7) million for the six months ended June 30, 2011. In the six months ended June 30, 2010, we recognized $0.1 million in interest and other income and foreign currency gains of $0.9 million. In the six months ended June 30, 2011, we recognized $(0.6) million of interest income and other losses and foreign currency losses of $(0.1) million.
Income Taxes
Our effective tax rate increased from 33.4% for the six months ended June 30, 2010 to 35.9% for the six months ended June 30, 2011, primarily as a result of increased earnings in 2011 being realized in countries where we have higher statutory rates than in the previous year. Additionally, we incurred certain discrete items and permanent items that resulted in an increase to our estimated annual effective tax rate. Our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items.

Liquidity and Capital Resources

At June 30, 2011, our cash and cash equivalents balance was $132.0 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

Our revolving credit facility agreement allows us to borrow in pounds sterling and euros in addition to U.S. dollars; however, we are limited to borrowings of $75 million in these alternate currencies. The option to borrow in other foreign currencies provides some protection against fluctuations in currencies in the countries in which we do business. The credit facility also has financial covenants that include a minimum fixed charge coverage ratio of at least 1.50 to 1.00 each quarter and a maximum funded debt to EBITDA of not greater than 3.00 to 1.00. Also, our foreign cash balance is limited to a balance of $25 million. As of June 30, 2011, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of June 30, 2011 there was no amount outstanding under the facility except for an outstanding letter of credit of $0.5 million, resulting in an additional $244.5 million being available for future borrowings.  Our credit facility expires in August 2012.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2010 and June 30, 2011, we had $131.7 million and $138.8 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we expect to continue to finance at least some of our equipment purchases through these arrangements.

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

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. Our money market mutual funds invest exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation or “FDIC” insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

We currently believe that current cash and cash equivalents, cash generated by operations  and available borrowings through vendor financing arrangements, data center lease arrangements, and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future. Our long-term future capital requirements will depend on many factors, most importantly our growth of revenue and our investments in new technologies and services. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. As our business continues to grow, our need for data center capacity will also grow.  Most recently we have financed data center growth through leasing activities, and we will continue to evaluate all opportunities to secure further data center capacity in the future.  We could be required, or could elect, to seek additional funding in the form of debt or equity.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	(Unaudited)
(In thousands)	2010	2011
Cash provided by operating activities	$102,855	$167,747
Cash used in investing activities	$(69,237)	$(133,357)
Cash used in financing activities	$(8,595)	$(7,904)
Acquisition of property and equipment by capital leases and equipment notes payable	$31,559	$39,576

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $102.9 million in the first six months of 2010 compared to $167.7 million in the first six months of 2011, an increase of $64.8 million, or 63.0%.  Net income increased from $21.0 million in the first six months of 2010 to $31.4 million in the first six months of 2011.  A summary of the significant changes in non-cash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

•
Depreciation and amortization expense was $74.7 million in the first six months of 2010 compared to $91.1 million in the first six months of 2011.  The increase in depreciation and amortization was due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•
Our provision for bad debts and customer credits increased from $1.4 million in the first six months of 2010 to $3.2 million in the first six months of 2011 due to the increases in net revenue and accounts receivable.

•
The change in deferred income taxes created a $6.6 million decrease to cash flow from operating activities in the first six months of 2010 compared to a $5.9 million increase in the first six months of 2011.

•
The change in deferred rent created a $3.1 million non-cash increase to cash flow from operating activities in the first six months of 2010 compared to $5.8 million in the first six months of 2011.  The change resulted from data center lease arrangements that were entered into in 2009, 2010 and 2011 with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period.

•
Share-based compensation expense was $12.4 million in the first six months of 2010 compared to $13.8 million in the first six months of 2011.  The increase in expense was due to stock options and restricted stock units granted in 2010 and the first six months of 2011.

•	The change in accounts receivable was a cash outflow of $6.7 million in the first six months of 2010 compared to a cash outflow of $17.9 million in the first six months of 2011.

•
The change in income taxes receivable was a cash inflow of $12.0 million in the first six months of 2010 compared to $1.9 million in the first six months of 2011.  We received federal income tax refunds totaling $8.1 million in the six months ended June 30, 2010 related to a carryback claim for prior tax periods, compared to the six months ended June 30, 2011 when we received federal income tax refunds of $1.5 million.  The remaining 2011 activity relates to certain discrete items recorded during the six months ended June 30, 2011.

•
The change in accounts payable and accrued expenses created a $10.1 million cash inflow in the first six months of 2010 compared to a $30.7 million cash inflow in the first six months of 2011.  The changes resulted from the timing of payments for trade payables.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $69.2 million in the first six months of 2010 compared to $133.4 million in the first six months of 2011, an increase of $64.2 million, or 92.8%.  The increase was primarily due to an increase in purchases of customer gear and capitalized software projects.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements increased from $31.6 million for the first six months of 2010 to $39.6 million for the first six months of 2011.

Financing Activities

Net cash used in financing activities was $8.6 million in the first six months of 2010 compared to $7.9 million in the first six months of 2011, a change of $0.7 million. Principal payments on capital leases and notes payable were $29.1 million in the first six months of 2010 compared to $32.5 million during the first six months of 2011.  Cash proceeds from employee stock plans increased from $5.1 million in the first six months of 2010 to $23.0 million in the first six months of 2011 due to increased stock option exercise activity. Our net leverage as of June 30, 2011 was 0.02 times.  See above for our discussion of Non-GAAP Financial Measures.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of June 30, 2011:

(In thousands)	Total	2011	2012-2013	2014-2015	2016 and Beyond
	(Unaudited)
Capital leases (1)	$144,306	$35,426	$96,598	$12,282	$—
Operating leases	453,169	13,788	70,560	69,965	298,856
Purchase commitments	74,191	42,662	31,461	68	—
Software and equipment notes (1)	1,770	885	885	—	—
Total contractual obligations	$673,436	$92,761	$199,504	$82,315	$298,856

(1)	Represents principal and interest.

Leases

Capital leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for data center facilities and office space.

In February 2011, Rackspace modified our Chicago area data center lease in order to lease additional space at the data center.  The additional leased space (accounted for as an operating lease) has a term of 15 years from the commencement date with total estimated financial obligation of approximately $88 million over the 15-year term, inclusive of base lease payments and Rackspace’s pro-rata share of operating expenses.  Rackspace has a one-time option to terminate the lease after ten years subject to a penalty, as well as upon expiration of the lease, to renew the lease for two successive five year periods.

Purchase commitments

Our purchase commitments are primarily related to costs associated with our data centers including bandwidth, electricity, and consulting services, as well as commitments to purchase hardware and to prepay for certain software licenses.

Software and Equipment Notes

We finance certain software and equipment from third-party vendors. The terms of these arrangements are generally one to five years. The interest rates on the arrangements range from 0.0% to 6.0%.

Uncertain Tax Positions

We have excluded $2.1 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions by us, our employees, agents or representatives. To date, there have been no claims against us or our customers pertaining to such indemnification provisions, and no amounts have been recorded.

These indemnification obligations are considered off-balance sheet arrangements. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in making estimates and selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. These judgments and estimates affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We consider these policies requiring significant management judgment and estimates used in the preparation of our financial statements to be critical accounting policies.

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

Recent Accounting Pronouncements

For a full description of new accounting pronouncements, including the respective dates of adoption and impact on results of operation and financial condition, see “Notes to the Unaudited Consolidated Financial Statements – Note 1. Company Overview and Summary of Significant Accounting Policies.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices.    We are a large consumer of power.  During the first six months of 2011, we expensed approximately $10.4 million that was incurred to power our data centers, representing 2.2% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, and seasonal fluctuations, and they are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. We currently have a fixed price contract with a provider of electricity for power for our Grapevine data center that expires in September 2011. The contract allows the company to periodically convert the price to a floating market price during the arrangement.  In 2010, we entered into another fixed price contract for our Grapevine data center that begins when the previous arrangement expires in October 2011 and runs through September 2013.  We also have a power contract for our facility in Slough U.K. that allows us to procure power either on a fixed price or on a variable price basis.  These contracts have been designated as meeting the normal purchases and normal sales exception and thus are not accounted for as derivatives.

During April 2010, the U.K.’s carbon emission trading scheme (CRC Energy Efficiency Scheme) came into operation, and based on our data center energy consumption in the U.K., registration would have been mandatory. However, because we did not meet all of the criteria, we are not required to register under the CRC’s first phase.  Under the scheme’s first phase, the period commencing April 2010 to March 2011 is considered a footprint year under which participant companies are required to track and report their carbon dioxide emissions to the regulatory body. Beginning April 2012, participants will be required to purchase allowances to offset their carbon dioxide emissions. The purchase of these allowances will increase the cost of power.  If the government decides to keep the scheme under a second phase, it is likely Rackspace UK will need to register and participate in it. The purchase of carbon allowances under a second phase is not expected until 2014; however, the full financial impact of this scheme will be determined as we enter the second phase, which the company is preparing for in 2013. No legislation has been enacted to date that would impact our U.S. or Hong Kong data centers.

Interest Rates.    Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. As of June 30, 2011, the outstanding balance of our credit facility was $0 and therefore we have limited interest rate risk.

Leases.    The majority of our purchases of customer gear are vendor-financed through capital leases with fixed payment terms generally over three to five years, coinciding with the depreciation period of the equipment.  As of June 30, 2011, we have a principal liability for these leases of $137.1 million on our consolidated balance sheet, of which $64.1 million is classified as current.  Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or that the borrowing rates, which are fixed rates, may increase.

Foreign Currencies.    The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates.  We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both U.S. dollars and the pound sterling.  During the first six months of 2011, we recognized foreign currency losses of $0.1 million within other income (expense).  We have not entered into any currency hedging contracts, although we may do so in the future. Our revolving credit facility agreement provides us with the ability to borrow from our credit facility in pounds sterling and euros, rather than restricting borrowings to U.S. dollars. We currently do not have borrowings in any alternative currencies from our credit facility. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

Inherent Limitations of Internal Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On March 26, 2010, Bedrock Computer Technologies, LLC ("Bedrock") filed its First Amended Answer and Counterclaim to Red Hat, Inc.’s Complaint for Declaratory Judgment (Red Hat, Inc., v Bedrock Computer Technologies, LLC Cause No. 6:09-CV-00549 –LED, United States District Court for the Eastern District of Texas). In its answer and counterclaim, Bedrock named us as a third-party defendant in a civil action by asserting cross-claims against us and several other companies alleging direct and indirect infringement of  United States Patent No. 5,893,120 based on the use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. Bedrock was seeking a finding that the third-party defendants, including Rackspace, be enjoined from selling any infringing product, and that Bedrock be awarded actual damages, pre and post judgment interest and attorney’s fees. On May 31, 2011 we entered into a confidential agreement with Bedrock and other parties to the litigation, pursuant to which the complaint against us was dismissed by the plaintiff with prejudice.

On August 31, 2010, Oasis Research, LLC (“Oasis”) filed a complaint (Cause No. 4:10-CV-435, United States District Court for the Eastern District of Texas) alleging that Rackspace’s products infringe certain United States patents allegedly owned by Oasis. This lawsuit alleged that Rackspace was infringing four patents, including United States Patent Nos. 5,771,354, 5,901,228, 6,411,943 and 7,080,051 by designing and selling products and services related to online backup and storage services. Oasis was seeking unspecified damages for past and continuing or future infringement. On May 27, 2011 we entered into a confidential agreement with Oasis, pursuant to which the complaint was dismissed by the plaintiff with prejudice.

ITEM 1A – RISK FACTORS

Risks Related to Our Business and Industry

Our physical infrastructure is concentrated in a few facilities, and any failure in our physical infrastructure or services could lead to significant costs and disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.

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

We have experienced interruptions in service in the past due to such things as power outages, power equipment failures, cooling equipment failures, routing problems, hard drive failures, database corruption, system failures, software failures, and other computer failures. While we have not experienced a material increase in customer attrition following these events, the extent to which our reputation suffers is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure. However, service interruptions continue to be a significant risk for us and could materially impact our business.

Any future service interruptions could:

▪	Cause our customers to seek damages for losses incurred;

▪	Require us to replace existing equipment or add redundant facilities;

▪	Affect our reputation as a reliable provider of hosting services;

▪	Cause existing customers to cancel or elect to not review their contracts; or

▪	Make it more difficult for us to attract new customers.
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

The acceptance and growth of cloud computing is an example of a rapidly changing technology that has impacted our business and our market. Because of the technological advances and the market adoption and utilization of cloud computing, we have adapted to the changing market and implemented the new technology in our hosting service delivery. This change has already required us to make a substantial financial investment to develop and implement cloud computing into our hosting solution model and has required significant attention from management to refine our business strategies to include the delivery of cloud computing and hybrid solutions. As the market continues to adopt this new technology, we expect to continue to make substantial investments in our service solutions and system integrations.  Even if we have developed an attractive solution to the changing technology or standards, our introduction of the new solution could have lower price points than other offerings and may result in our existing customers switching to the lower cost products and services, which could reduce our revenue and have a material, adverse effect of our operating results. For example, the introduction of our cloud computing solutions provides a reasonable alternative to some of our dedicated hosting solutions at a lower price point, and some of our dedicated hosting customers have switched to cloud computing solutions. We expect that other customers in this situation will switch to cloud computing in the future.

Our ability to introduce new products into the market in a timely manner is reliant on how well we can forecast customer demands, develop new products and services and bring the services and products to market. In addition, our ability to develop new products and services is reliant on how accurately we can balance our need to replace our older legacy systems in order to provide scalability with our utilization of available resources. If we continue to push our older systems beyond their functional limits, those systems could fail. Such failure could us to breach our service level obligations, take resources form on-going projects to supplement for the non-functionality and distract our management. Trying to replace legacy systems on too large of a scale and too quickly could result in material disruption in normal business operations.

Finally, even if we succeed in adapting to a new technology or the changing industry standard and developing attractive products and services and successfully bringing them to market, there is no assurance that our use of the new technology or standard or our introduction of the new products or services would have a positive impact on our financial performance and could even result in lower revenue, lower margins and/or higher costs and therefore could negatively impact our financial performance.

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

▪	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, and other telecommunications companies;

▪	IT outsourcing providers such as CSC, Hewlett-Packard, and IBM;

▪	Hosting providers such as AT&T, British Telecom, The Planet, Verio and other telecommunications companies; and

▪	Large technology companies such as Amazon, Microsoft, Google, IBM, Hewlett-Packard, Dell and Salesforce.com, who have made substantial investments in cloud computing offerings and initiatives.

The primary competitive factors in our market are: customer service and technical expertise, security reliability and functionality, reputation and brand recognition, financial strength, breadth of services offered, and price.

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

If we do not prevent security breaches and other interruptions to our infrastructure, we may be exposed to lawsuits, lose customers, suffer harm to our reputation, and incur additional costs.

The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, computer viruses, denial of service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers,” and other disruptions can occur and infrastructure gaps, inadequate or missing security controls and exposed or unprotected customer data can exist, that (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of systems and data which exposes information to unauthorized third parties.

Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. We may be unable to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Any breaches that occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Although we typically require our customers to sign agreements that contain provisions attempting to limit our liability for security breaches, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a security breach that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition.

If we fail to hire and retain qualified employees and management personnel, our growth strategy and our operating results could be harmed.

Our growth strategy depends on our ability to identify, hire, train, and retain executives, IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, specifically in the San Antonio, Texas area, where we are headquartered and a majority of our employees are located. We compete with other companies for this limited pool of potential employees. In addition, as our industry becomes more competitive, it could become especially difficult to retain personnel with unique in-demand skills and knowledge, who we would expect to become recruiting targets for our competitors. There is no assurance that we will be able to recruit or retain qualified personnel, and this failure could cause a dilution of our service oriented culture and our inability to develop and deliver new products and services, which could cause our operations and financial results to be negatively impacted.

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

Failure to maintain adequate internal systems could cause us to be unable to properly provide service our customers, causing us to lose customers, suffer harm to our reputation, and incur additional costs.

Some of our enterprise systems have been designed to support individual products, resulting in a fragmentation among various internal systems, making it difficult to serve customers who use multiple services offerings. This causes us to implement manual processes to overcome the fragmentation, which results in increased expense and unnecessary manual errors. Some of these systems are also on aging or undersized infrastructure and are at risk of reaching capacity limits in the near future. If we fail to upgrade, replace or increase capabilities on these systems, we may be unable to meet our customers' requests for certain types of service.

We have systems initiatives underway that span infrastructure, products and business transformation. These initiatives are likely to drive significant change in both infrastructure and business processes and contain overlaps and dependencies among the programs. Our inability to manage competing priorities, execute multiple parallel program tracks, plan effectively, manage resources effectively and meet deadlines and budgets, could result in us not being able to implement the systems needed to deliver our services in a compelling manner to our customers.

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

Our use of open source software and contributions to open source projects could impose limitations on our ability to provide our services, expose us to litigation, and cause us to impair some assets which could adversely affect our financial condition and operating results.

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

We have also sponsored an open source project called OpenStack, which is designed to foster the emergence of cloud computing technology standards and cloud interoperability. Our participation in the project includes the release of our previously proprietary core cloud storage code and we expect to release additional core cloud code in the future and contribute to the on-going development of all of the OpenStack projects. In addition, we also participate in other open source projects and plan to continue to do so in the future. Our participation in and support for these projects could cause us to change our current software development and data center strategies. Our utilization of  open source software, and open data center design projects like the Facebook Open Compute project, which may replace our current capitalized design and development projects, could result in an impairment of those assets.

In addition, our activities with these open source projects could subject us to additional risks of litigation including indirect infringement claims based on third-party contributors because of our sponsorship of this project.

We may not be successful in protecting and enforcing our intellectual property rights, which could adversely affect our financial condition and operating results.

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies, although to date we have not registered for copyright protection. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have one patent issued and 12 patent applications filed in the U.S. Our patent applications may be challenged and/or ultimately rejected and our issued patent may be contested, circumvented, found unenforceable or invalidated.

We endeavor to enter into agreements with our employees, contractors, and parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe our intellectual property. We may be unable to prevent competitors from acquiring trademarks or service marks and other proprietary rights that are similar to, infringe upon, or diminish the value of our trademarks and service marks and our other proprietary rights. Enforcement of our intellectual property rights also depends on successful legal actions against infringers and parties who misappropriate our proprietary information and trade secrets, but these actions may not be successful, even when our rights have been infringed.

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

Recently, general worldwide economic conditions have experienced deterioration due to, among other things, credit conditions resulting from the financial crisis affecting the banking system and financial markets, including: slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, the ongoing effects of the wars in Iraq and Afghanistan, recent international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions can make it extremely difficult for both us and our customers to accurately forecast and plan future business activities.  Additionally, they could cause U.S. and foreign businesses to slow spending on our services, which could delay and lengthen our new customer sales cycle and cause existing customers to do one or more of the following:

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

Finally, if investors have concerns that our business, financial condition and results of operations will be negatively impacted by an economic downturn, our stock price could decrease.

If we overestimate or underestimate our data center capacity requirements, our operating margins and profitability could be adversely affected.

    The costs of construction, leasing, and maintenance of our data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements. Due to the lead time in expanding existing data centers or building new data centers, we are required to estimate demand for our services as far as two years into the future. We currently plan to increase our infrastructure as required through the addition and expansion of data centers in the U.S. and internationally. In contrast to most of our data centers that we have established to date, several of which were acquired relatively inexpensively as distressed assets of third parties, our current expansion plans may require us to pay full market rates for new data center facilities. If we overestimate the demand for our services and therefore overbuild our data center capacity or commit to long-term facility leases, our operating margins could be materially reduced, which would materially impair our profitability.

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

We rely on third-party providers to supply data center space, equipment and maintenance.  For example, we lease data center space from third-party landlords, lease or purchase equipment from equipment providers, and source equipment maintenance through third parties. While we have entered into various agreements for these products and services, any failure to obtain additional capacity or space, equipment, or maintenance, if required, would impede the growth of our business and cause our financial results to suffer. For example, if a data center landlord does not adequately maintain its facilities or provide services for which it is responsible, we may not be able to deliver services to our customers according to our standards or at all.  Further, the equipment that we purchase could be deficient in some way, thereby affecting our products and services. If, for any reason, these providers fail to provide the required services, fail to deliver their equipment, or suffer other failures, we may incur financial losses and our customers may lose confidence in our company, and we may not be able to retain these customers.

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

We engage and rely on third-party consultants who may fail to provide effective guidance or solutions, which could result in increased costs and loss of business opportunity.

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

On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements.  Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007, for a total of 2,661 jobs in Texas). We already have drawn $5.0 million of this grant. We can draw an additional $3.5 million when we reach 1,225 new jobs. If we do not create 1,225 new jobs in Texas by 2012, we will be required to repay the grant at a rate of $1,263 per job missed per year (clawback). As of June 30, 2011, we had met the initial target by creating 1,272 new jobs, but had not yet reached the requirement regarding the number of employees required in our headquarters location.  We have not yet drawn the additional $3.5 million that is available to us. The maximum clawback would be the amounts we draw plus 3.4% interest on such amounts per year.  The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas; another $5.25 million if we create a total of 3,000 new jobs in Texas; and $2.75 million more if we create a total of 4,000 new jobs in Texas. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, the clawback is triggered.

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

As of June 30, 2011, there was no outstanding indebtedness under our credit facility other than an outstanding letter of credit of $0.5 million. Our credit facility requires that we maintain specific financial ratios and comply with covenants, including financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions.  Our existing credit facility is, and any future financing arrangements may be, secured by all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay all amounts owed under our credit facility.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $137.1 million as of June 30, 2011. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first six months of 2011, we expensed approximately $10.4 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption.  If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by the London Interbank Offered Rate, or LIBOR. This market rate of interest is fluctuating and exposes our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow more, we may enter into swaps to continuously control our interest rate risk.  As a result, we are exposed to interest rate risk on our current borrowings.  As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of June 30, 2011, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

We may be liable for the material that content providers distribute over our network, and we may have to terminate customers that provide content that is determined to be illegal, which could adversely affect our operating results.

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

Since our products and services are web-based, we store substantial amounts of data for our customers on our servers (including personal information). Any systems failure or compromise of our security that results in the release of our customers’ data could (i) subject us to substantial damage claims from our customers, (ii) expose us to costly regulatory remediation and (iii) harm our reputation and brand. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand our hosting footprint.

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

Our Channel Partner Program drives a significant amount of revenue to our business through referral and reseller arrangements. Most of our member partners offer services that are complementary to our services; however, some of the participants may actually compete with us in one or more of our product or service offerings. These network partners may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own services rather than ours, which could cause our revenue to decline.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008, and the price of our common stock has fluctuated substantially since then and may fluctuate substantially in the future.

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2010 and June 30, 2011, the closing trading price of our common stock was very volatile, ranging between $29.78 and $46.19 per share, including single-day increases of up to 8.3% and declines up to 10.9%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

Contractual lock-up restrictions on the sale of approximately 99 million shares held by certain stockholders expired on February 3, 2009, and to the extent a stockholder is not an affiliate, its shares are now eligible for sale without restriction. Affiliate sales are subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933, which allow the holder to sell up to the greater of 1% of our outstanding common stock or our average weekly trading volume during any three-month period. Shares beneficially held by Graham Weston and certain other parties will be subject to such requirements to the extent they are deemed to be our “affiliates” as that term is defined in Rule 144. Additionally, Weston, and certain other holders possess registration rights with respect to some of the shares of our common stock that they hold. If they choose to exercise such rights, their sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our common stock may decline.

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

We have a large number of shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. In addition, our Amended and Restated 2007 Long-Term Incentive Plan contains an evergreen provision, which annually increases the number of shares issuable under the plan. Any issuance of shares in connection with our acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by our then-existing stockholders.

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

*     Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2011.

Rackspace Hosting, Inc.

Date:	August 8, 2011	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)