Form 10-Q
period 2011-09-30
RACKSPACE HOSTING, INC.
filed 2011-11-08
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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

On October 31, 2011, 131,075,085 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2010	September 30, 2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,941	$124,680
Accounts receivable, net of allowance for doubtful accounts and customer credits of $2,846 as of December 31, 2010 and $3,355 as of September 30, 2011	47,734	61,054
Income taxes receivable	4,397	—
Deferred income taxes	6,416	9,022
Prepaid expenses	16,738	29,175
Other current assets	5,219	3,304
Total current assets	185,445	227,235

Property and equipment, net	495,228	620,156
Goodwill	57,147	59,993
Intangible assets, net	9,675	10,385
Other non-current assets	14,082	52,908
Total assets	$761,577	$970,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,645	$148,464
Current portion of deferred revenue	15,822	14,407
Current portion of obligations under capital leases	59,763	65,781
Current portion of debt	1,912	1,316
Total current liabilities	189,142	229,968

Non-current deferred revenue	2,927	3,365
Non-current obligations under capital leases	69,173	77,055
Non-current debt	879	—
Non-current deferred income taxes	35,238	66,115
Non-current deferred rent	14,595	22,187
Other non-current liabilities	10,760	20,938
Total liabilities	322,714	419,628

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 126,950,468 shares issued and outstanding as of December 31, 2010; 131,014,249 shares issued and outstanding as of September 30, 2011	127	131
Additional paid-in capital	296,571	358,022
Accumulated other comprehensive loss	(12,416)	(13,049)
Retained earnings	154,581	205,945
Total stockholders’ equity	438,863	551,049
Total liabilities and stockholders’ equity	$761,577	$970,677

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2010	2011	2010	2011

Net revenue	$199,710	$264,572	$565,829	$741,803
Costs and expenses:
Cost of revenue	64,616	82,445	183,093	226,244
Sales and marketing	24,651	31,838	69,913	93,053
General and administrative	49,131	69,701	142,263	198,232
Depreciation and amortization	39,677	49,518	114,366	140,568
Total costs and expenses	178,075	233,502	509,635	658,097
Income from operations	21,635	31,070	56,194	83,706
Other income (expense):
Interest expense	(2,068)	(1,531)	(6,087)	(4,544)
Interest and other income (expense)	(1,263)	(276)	(264)	(968)
Total other income (expense)	(3,331)	(1,807)	(6,351)	(5,512)
Income before income taxes	18,304	29,263	49,843	78,194
Income taxes	6,495	9,281	17,024	26,830
Net income	$11,809	$19,982	$32,819	$51,364

Net income per share
Basic	$0.09	$0.15	$0.26	$0.40
Diluted	$0.09	$0.14	$0.25	$0.37

Weighted average number of shares outstanding
Basic	125,312	130,662	124,633	129,414
Diluted	133,439	138,453	132,824	137,751

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2011
Cash Flows From Operating Activities
Net income	$32,819	$51,364
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	114,366	140,568
Loss on disposal of equipment, net	569	357
Provision for bad debts and customer credits	2,976	4,462
Deferred income taxes	2,982	9,189
Deferred rent	4,171	8,271
Share-based compensation expense	19,537	21,188
Excess tax benefits from share-based compensation arrangements	—	(11,916)
Changes in certain assets and liabilities
Accounts receivable	(9,074)	(17,363)
Income taxes receivable	4,352	4,397
Prepaid expenses and other current assets	(14,604)	(10,091)
Accounts payable and accrued expenses	12,982	38,215
Deferred revenue	(2,689)	(1,096)
All other operating activities	1,578	517
Net cash provided by operating activities	169,965	238,062

Cash Flows From Investing Activities
Purchases of property and equipment, net	(97,894)	(202,784)
Acquisitions, net of cash acquired	—	(952)
Earn-out payments for acquisitions	(490)	—
All other investing activities	(75)	105
Net cash used in investing activities	(98,459)	(203,631)

Cash Flows From Financing Activities
Principal payments of capital leases	(37,947)	(48,854)
Principal payments of notes payable	(4,029)	(1,476)
Payments for debt issuance costs	—	(1,114)
Payments of earn-out provisions for acquisitions	—	(2,900)
Proceeds from employee stock plans	11,373	27,782
Excess tax benefits from share-based compensation arrangements	—	11,916
Net cash used in financing activities	(30,603)	(14,646)

Effect of exchange rate changes on cash and cash equivalents	229	(46)

Increase in cash and cash equivalents	41,132	19,739

Cash and cash equivalents, beginning of period	125,425	104,941

Cash and cash equivalents, end of period	$166,557	$124,680

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$54,767	$62,755
Shares issued in business combinations	$510	$—
Cash payments for interest, net of amount capitalized	$5,851	$4,356
Cash payments for income taxes	$15,761	$15,417

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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2010 and 2011, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2011, our results of operations for the three and nine months ended September 30, 2010 and 2011, and our cash flows for the nine months ended September 30, 2010 and 2011.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2011.  The results of the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or for any other interim period, or for any other future year.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We had previously adopted the guidance in 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for us at the beginning of this year. This new guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued guidance on revenue recognition that eliminates the requirement that all undelivered elements in a multiple-element revenue arrangement have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements.  The overall arrangement fee should be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements is no longer be permitted.  The guidance became effective for us at the beginning of this year. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued guidance that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  The guidance is effective for annual periods beginning after December 15, 2011.  We will adopt this standard in the first quarter of 2012.

In September 2011, the FASB issued guidance that is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for annual periods beginning after December 15, 2011, with early adoption permitted.  We will adopt this standard in the first quarter of 2012, and we do not expect adoption to have a material impact on our financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2010	2011	2010	2011
Basic net income per share:
Net income	$11,809	$19,982	$32,819	$51,364
Weighted average shares outstanding:
Common stock	125,312	130,662	124,633	129,414
Number of shares used in per share computations	125,312	130,662	124,633	129,414
Earnings per share	$0.09	$0.15	$0.26	$0.40

Diluted net income per share:
Net income	$11,809	$19,982	$32,819	$51,364
Weighted average shares outstanding:
Common stock	125,312	130,662	124,633	129,414
Stock options, awards and employee share purchase plan	8,127	7,791	8,191	8,337
Number of shares used in per share computations	133,439	138,453	132,824	137,751
Earnings per share	$0.09	$0.14	$0.25	$0.37

We excluded 1.9 million and 1.6 million potential common shares from the computation of dilutive earnings per share for the three months ended September 30, 2010 and 2011, respectively, and 1.2 million and 1.1 million potential shares for the nine months ended September 30, 2010 and 2011, respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2010	September 30, 2011
Cash deposits	$64,201	$83,938
Money market funds	40,740	40,742
Cash and cash equivalents	$104,941	$124,680

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

	December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,740	$—	$—	$40,740
Rabbi trust (2)	795	—	—	795
Total	$41,535	$—	$—	$41,535

Liabilities:
Deferred compensation (3)	$754	$—	$—	$754
Total	$754	$—	$—	$754

	September 30, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,742	$—	$—	$40,742
Rabbi trust (2)	264	—	—	264
Total	$41,006	$—	$—	$41,006

Liabilities:
Deferred compensation (3)	$225	$—	$—	$225
Total	$225	$—	$—	$225

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

5. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives				December 31, 2010	September 30, 2011
Computers, software and equipment	1	-	5	years	$668,691	$841,402
Furniture and fixtures	7	years			25,140	28,922
Buildings and leasehold improvements	2	-	30	years	141,506	174,739
Land					13,860	13,860
Property and equipment, at cost					849,197	1,058,923
Less accumulated depreciation and amortization					(422,716)	(537,294)
Work in process					68,747	98,527
Property and equipment, net					$495,228	$620,156

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $38.2 million and $48.5 million for the three months ended September 30, 2010 and 2011, respectively, and $109.7 million and $136.8 million for the nine months ended September 30, 2010 and 2011, respectively.

At December 31, 2010, the work in process balance consisted of build outs of $35.7 million for office facilities, $21.3 million for data centers (of which $13.3 million relates to a vendor fee for data center design services), and $11.7 million for capitalized software and other projects.  At September 30, 2011, the work in process balance consisted of build outs of $50.5 million for office facilities, $23.3 million for data centers (of which $17.0 million relates to a vendor fee for data center design services), and $24.7 million for capitalized software and other projects.

Capitalized interest was $0.2 million for the three months ended September 30, 2010 and $0.5 million for the nine months ended September 30, 2010. There has been no interest capitalized in 2011.

6. Business Combinations and Goodwill

In January 2011, we acquired a company to bolster our service delivery capabilities around OpenStack. The acquisition, which was accounted for using the acquisition method, included an initial cash payment, additional cash payments due on the first and second anniversaries of the closing date and cash or stock to be paid upon the achievement of certain earn-out provisions. The composition of the payment of the earn-out provisions between cash and stock is at our discretion. The purchase price was allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition, and after the completion of our final tax review during the three months ended September 30, 2011, we determined the allocation of the purchase price was final. The fair value of the contingent consideration as of September 30, 2011 was $2.2 million, all of which is classified as short-term within accounts payable and accrued expenses. The condensed consolidated statements of income include the results of operations for the acquired company commencing on January 26, 2011.

In December 2010, we acquired a company and accounted for the transaction using the acquisition method. During the three months ended March 31, 2011, we recorded a measurement period adjustment to reflect changes in the estimated fair value of deferred tax assets related to the acquisition. This adjustment resulted from our final review of certain tax matters relating to the transaction and did not result from intervening events subsequent to the acquisition date. Upon the final completion of an independent appraisal and all other evaluations during the three months ended March 31, 2011, we determined the allocation of the purchase price was final. Beginning in the second quarter of 2011, the associated earn-out payments are no longer contingent upon achievement of certain provisions, and the full amount is scheduled to be paid in six equal installments, the first two of which were paid in the third quarter of 2011. The composition of the payout between cash and stock is at our discretion. As of September 30, 2011, the amount of the liability recorded was $6.4 million.

The following table provides a roll forward of our goodwill balance.

(In thousands)
December 31, 2010	$57,147
Measurement period adjustments	149
Acquisition	2,697
September 30, 2011	$59,993

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2010	September 30, 2011
Trade payables	$30,603	$40,444
Accrued compensation and benefits	26,855	40,729
Income and other taxes payable	19,814	21,841
Vendor accruals	22,503	28,540
Other liabilities	11,870	16,910
Accounts payable and accrued expenses	$111,645	$148,464

8. Debt

Debt outstanding consisted of:

(In thousands)	December 31, 2010	September 30, 2011
Notes payable	$2,791	$1,316
Total debt	2,791	1,316
Less current portion of debt	(1,912)	(1,316)
Total non-current debt	$879	$—

Revolving Credit Facility

On September 26, 2011, we entered into a revolving credit facility with a syndicate of seven banks led by JPMorgan Chase. This facility replaces our previous credit facility, which was due to expire in August 2012.  The new credit facility has a total commitment of $200 million and matures in September 2016.  The facility is governed by financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00, and a requirement to maintain a certain level of tangible assets in our U.S. entities. Our marginal borrowing costs on this facility are based on a floating base rate (LIBOR) plus a spread, which ranges from 1.25% to 2.00%, depending on our degree of financial leverage. We also pay an unused fee on the committed, but unused amount of the facility, which ranges from 0.25% to 0.40%, also depending on our degree of financial leverage. The agreement further includes an accordion feature, which allows for an increase in the commitments to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate.
In entering into the new facility, we incurred loan origination fees of $1.1 million, which will be included in other assets and amortized as a component of interest expense over the five-year term of the agreement.

As of September 30, 2011, there was no amount outstanding under the facility except for an outstanding letter of credit of $0.4 million, resulting in $199.6 million being available for future borrowings. As of the same date, we were in compliance with all of the covenants under our facility.

9. Commitments and Contingencies

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

10. Share-Based Compensation

In January 2011, an additional 5.8 million shares became available for future grants pursuant to the automatic share reserve increase or “evergreen” provision under our Amended and Restated 2007 Long-Term Incentive Plan.  As of September 30, 2011, the total number of shares authorized under all of our plans was 54.3 million shares, of which approximately 12.9 million shares were available for future grants.

Outstanding stock awards were as follows:

	December 31, 2010	September 30, 2011
Restricted stock units	2,869,832	3,450,978
Stock options	15,551,009	12,888,089
Total outstanding awards	18,420,841	16,339,067

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2011:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	2,869,832	$9.23
Granted	833,941	$36.10
Released	(175,391)	$18.97
Cancelled	(77,404)	$24.65
Outstanding at September 30, 2011	3,450,978	$14.85

Expected to vest after September 30, 2011*	3,218,214	$9.09
 *Includes reduction of shares outstanding due to estimated forfeitures

There have been two types of restricted stock units (RSUs) granted in 2011.  The first type vests as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  Stock-based compensation expense for these service-vesting RSUs is measured based on the closing fair market value of the company’s common stock on the date of grant and is recognized ratably over the service period.  The second type was granted to members of our executive team. The vesting of these RSUs is dependent upon the company’s total shareholder return (TSR) on its common stock for a 3-year performance period as compared to the components of the NASDAQ Internet Index over this same period. In addition, the company’s TSR must be positive for vesting to occur.  Stock-based compensation expense for this type of RSU is measured using a Monte Carlo pricing method and is recognized ratably over the vesting period.

As of September 30, 2011, there was $40.1 million of total unrecognized compensation cost related to non-vested RSUs that we have granted, which will be amortized using the straight-line method over a remaining weighted average period of 2.1 years.

The following table summarizes the stock option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	15,551,009	$8.45	6.84	$356,993
Granted	1,918,428	$37.35
Exercised	(3,865,896)	$7.08
Cancelled	(715,452)	$14.68
Outstanding at September 30, 2011	12,888,089	$12.83	6.17	$280,460

Vested and exercisable at September 30, 2011	7,180,137	$6.16	5.49	$200,931

Vested and exercisable at September 30, 2011 and expected to vest thereafter*	12,418,883	$12.37	6.14	$275,608
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2011 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of 7 years.

The total pre-tax intrinsic value of the stock options exercised during the three months ended September 30, 2010 and 2011 was $17.2 million and $16.9 million, respectively, and $32.8 million and $121.0 million for the nine months ended September 30, 2010 and 2011, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Expected stock volatility	55% - 56%	57%	55% - 56%	56% - 57%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.44% - 1.76%	0.85%	1.44% - 2.79%	0.85% - 2.35%
Expected life	4.75 - 6.25 years	4.75 years	4.75 - 6.25 years	4.75 years
Weighted average grant date fair value of options granted during the period	$9.08	$16.87	$9.82	$17.99

As of September 30, 2011, there was $50.6 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight line method over a weighted average period of 2.6 years.

Share-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2011	2010	2011
Cost of revenue	$1,305	$1,005	$3,437	$3,173
Sales and marketing	1,209	864	3,189	1,474
General and administrative	4,669	5,526	12,911	16,541
Pre-tax share-based compensation	7,183	7,395	19,537	21,188
Less: Income tax benefit	(2,549)	(2,323)	(6,673)	(7,270)
Total share-based compensation expense, net of tax	$4,634	$5,072	$12,864	$13,918

11. Taxes

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

During the quarter ended September 30, 2011, Rackspace US, Inc. sold certain intellectual property to a wholly-owned offshore subsidiary in a taxable transaction.  As a result of the transaction, an asset of $39.3 million (of which $37.2 million was recorded in Other non-current assets) was recorded and will be amortized through income tax expense over the lives of the applicable intellectual property. Although the transaction was taxable, the resulting gain was entirely offset against existing net operating losses, including excess stock compensation deductions. Thus, there was no cash tax impact from the sale of the intellectual property.

 We expect a taxable profit in the U.S. and U.K. for the full year 2011, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation in 2011.  As a result, we have recognized an income tax receivable or excess tax benefit in the U.S. and U.K. during the current period.

The following table provides a roll forward of our balance of unrecognized tax benefits, excluding accrued interest.

(In thousands)
December 31, 2010	$2,456
Additions based on tax positions related to the current year	12,944
Additions for tax positions of prior years	1,228
Reductions for tax positions of prior years	—
Settlements	—
September 30, 2011	$16,628

As of September 30, 2011, approximately $1.9 million of these unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in any future period. Also included in the balance of unrecognized tax benefits at September 30, 2011 are liabilities of $12.6 million that, if recognized, would be recorded as an adjustment to other current and non-current assets.

12. Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2011	2010	2011
Net income	$11,809	$19,982	$32,819	$51,364
Derivative instrument, net of deferred taxes of $(158) for the three months ended September 30, 2010, and $(465) for the nine months ended September 30, 2010.	294	—	864	—
Foreign currency cumulative translation adjustment, net of taxes of $(274) and $193 for the three months ended September 30, 2010 and 2011, and $237 and $(52) for the nine months ended September 30, 2010 and 2011.	4,965	(3,502)	(1,624)	(633)
Total other comprehensive income (loss)	5,259	(3,502)	(760)	(633)
Total comprehensive income	$17,068	$16,480	$32,059	$50,731

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2010	$(12,416)
Foreign currency cumulative translation adjustment, net of taxes	(633)
Balance at September 30, 2011	$(13,049)

13. Segment Information

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

Revenue is attributed to geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2011	2010	2011
United States	$149,637	$198,250	$423,038	$554,754
International	50,073	66,322	142,791	187,049
Total net revenue	$199,710	$264,572	$565,829	$741,803

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2010	September 30, 2011
United States	$395,318	$481,971
International	99,910	138,185
Total property and equipment, net	$495,228	$620,156

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

Overview of our Business

We are the world’s leading specialist in the hosting and cloud computing industry. Our growth is the result of our commitment to serving our customers, known as Fanatical Support®, and our exclusive focus on hosting and cloud computing. We have been successful in attracting and retaining thousands of customers and in growing our business. We are a pioneer in an emerging category, hybrid hosting, which combines the benefits of both traditional dedicated hosting and cloud computing. We are committed to maintaining our service-centric focus, and we will follow our vision to be considered one of the world’s greatest service companies.

We offer a portfolio of hosting services, including dedicated and cloud hosting.  The equipment required (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) to deliver services is typically purchased and managed by us.

We sell our services to small and medium-sized businesses as well as large enterprises. For the first nine months of 2011, 25.2% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we operate a Hong Kong data center and sales office. Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. For the first nine months of 2011, no individual customer accounted for greater than 2% of our net revenue.

Product and Service Offerings

A focus in our growth strategy is to build our product portfolio to include higher service levels and additional capabilities. We are investing heavily in this strategy and creating new technologies to help businesses leverage the benefits of the Cloud. Hosted virtual desktop, our managed Cloud service, the U.K. Cloud, and Cloud Load Balancers are a few of the recent examples of new capabilities we have developed that are available in the market today that make us more competitive, drive revenue growth, and improve returns.

Our product road-map includes a variety of new capabilities and features including Cloud Block Storage, enhancements to RackConnect, and building a support business around the OpenStack cloud computing platform. Based on our experience working with customers running OpenStack, we are ready to move into the next phase of our OpenStack strategy with the introduction of a new service we call Rackspace Cloud: Private Edition. This new offering will enable Rackspace to extend Fanatical Support beyond the bounds of our data centers by remotely supporting and managing OpenStack environments that run in almost any data center. While this initiative is still in its early stages of development, Rackspace Cloud: Private Edition is an opportunity to drive incremental demand.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except annualized net revenue per average technical square foot)	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Growth
Managed hosting, net revenue	$172,947	$183,311	$192,895	$204,275	$213,899
Cloud, net revenue	$26,763	$31,415	$37,107	$42,954	$50,673
Net revenue	$199,710	$214,726	$230,002	$247,229	$264,572
Revenue growth (year over year)	23.0%	26.7%	28.6%	32.0%	32.5%
Net upgrades (monthly average)	1.6%	1.6%	1.8%	1.8%	1.8%
Churn (monthly average)	-1.1%	-1.0%	-0.9%	-0.9%	-0.9%
Growth in installed base (monthly average) (2)	0.5%	0.6%	0.9%	0.9%	0.9%
Number of customers at period end (3)	118,732	130,291	142,441	152,578	161,422
Number of employees (Rackers) at period end	3,130	3,262	3,492	3,712	3,799
Number of servers deployed at period end	63,996	66,015	70,473	74,028	78,717
Profitability
Income from operations	$21,635	$23,408	$23,983	$28,653	$31,070
Depreciation and amortization	$39,677	$41,529	$44,098	$46,952	$49,518
Share-based compensation expense
Cost of revenue	$1,305	$1,223	$1,412	$756	$1,005
Sales and marketing (4)	$1,209	$1,052	$1	$609	$864
General and administrative	$4,669	$4,812	$6,397	$4,618	$5,526
Total share-based compensation expense	$7,183	$7,087	$7,810	$5,983	$7,395
Adjusted EBITDA (1)	$68,495	$72,024	$75,891	$81,588	$87,983
Adjusted EBITDA margin	34.3%	33.5%	33.0%	33.0%	33.3%
Operating income margin	10.8%	10.9%	10.4%	11.6%	11.7%
Income from operations	$21,635	$23,408	$23,983	$28,653	$31,070
Effective tax rate	35.5%	37.2%	38.3%	33.8%	31.7%
Net operating profit after tax (NOPAT) (1)	$13,955	$14,700	$14,798	$18,968	$21,221
NOPAT margin	7.0%	6.8%	6.4%	7.7%	8.0%
Capital efficiency and returns
Interest bearing debt	$180,177	$131,727	$134,905	$138,841	$144,152
Stockholders' equity	$413,237	$438,863	$478,307	$511,843	$551,049
Less: Excess cash	$(142,592)	$(79,174)	$(106,268)	$(102,358)	$(92,931)
Capital base	$450,822	$491,416	$506,944	$548,326	$602,270
Average capital base	$446,323	$471,119	$499,180	$527,635	$575,298
Capital turnover (annualized)	1.79	1.82	1.84	1.87	1.84
Return on capital (annualized) (1)	12.5%	12.5%	11.9%	14.4%	14.8%
Capital expenditures
Purchases of property and equipment, net	$29,222	$46,884	$57,651	$74,754	$70,379
Vendor-financed equipment purchases	$23,208	$16,596	$19,009	$20,567	$23,179
Total capital expenditures	$52,430	$63,480	$76,660	$95,321	$93,558
Customer gear	$36,219	$38,052	$46,300	$48,777	$53,643
Data center build outs	$6,162	$9,754	$9,173	$17,491	$16,715
Office build outs	$1,271	$5,145	$2,957	$14,074	$8,806
Capitalized software and other projects	$8,778	$10,529	$18,230	$14,979	$14,394
Total capital expenditures	$52,430	$63,480	$76,660	$95,321	$93,558
Infrastructure capacity and utilization
Technical square feet of data center space at period end (5)	177,148	180,173	181,848	198,868	227,988
Annualized net revenue per average technical square foot	$4,602	$4,807	$5,083	$5,195	$4,959
Utilization rate at period end	68.9%	72.0%	76.7%	72.9%	69.0%

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

(2)	Due to rounding, totals may not equal the sum of the line items in the table above.

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

(5)	Technical square footage as of September 30, 2011 excludes 36,260 square feet for unused portions of our data center facilities.

In the table above, we continue to define technical square feet of data center space as space that can be utilized to support IT equipment.  With respect to square footage and utilization, for data centers that are not yet fully utilized we include square footage and power capacity based on the agreed upon schedule in the lease agreement.  For example, if the agreement has 10 phases and we are in phase five, we include 50% of the total square footage and power capacity called for in the lease agreement. As a result of our strategy to continue leasing data centers, beginning in the first quarter of 2012, we will modify the way we measure and report utilization to better reflect available capacity with a leasing model.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) / Average capital base

NOPAT = Income from operations x (1 – Effective tax rate)

Average capital base = Average of (Interest bearing debt + stockholders’ equity – excess cash) = Average of (Total assets – excess cash – accounts payables and accrued expenses – deferred revenue – other non-current liabilities, deferred income taxes, and deferred rent)

Year-to-date average balances are based on an average calculated using the quarter end balances at the beginning of the period and all other quarter ending balances included in the period.

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

ROC increased from 12.5% for the three months ended September 30, 2010 to 14.8% for the three months ended September 30, 2011, primarily due to a reduction of operating costs as a percentage of revenue and a lower tax rate, partially offset by growth in our capital base.  Included in the average capital base are capital expenditures of $32.3 million and $59.3 million related to the build-out of our corporate and international headquarters and data centers, respectively, since the beginning of the third quarter of 2010.

Return on assets increased from 6.4% for the three months ended September 30, 2010 to 8.6% for the three months ended September 30, 2011. This increase was primarily due to operating expenses decreasing as a percentage of revenue, as well as a lower tax rate, partially offset by growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
(In thousands)	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Income from operations	$21,635	$23,408	$23,983	$28,653	$31,070
Effective tax rate	35.5%	37.2%	38.3%	33.8%	31.7%
Net operating profit after tax (NOPAT)	$13,955	$14,700	$14,798	$18,968	$21,221

Net income	$11,809	$13,539	$13,821	$17,561	$19,982

Total assets at period end	$760,198	$761,577	$831,414	$887,576	$970,677
Less: Excess cash	(142,592)	(79,174)	(106,268)	(102,358)	(92,931)
Less: Accounts payable and accrued expenses	(101,427)	(111,645)	(132,308)	(145,609)	(148,464)
Less: Deferred revenue (current and non-current)	(16,685)	(18,749)	(19,149)	(18,687)	(17,772)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(48,672)	(60,593)	(66,745)	(72,596)	(109,240)
Capital base	$450,822	$491,416	$506,944	$548,326	$602,270

Average total assets	$740,328	$760,888	$796,496	$859,495	$929,127
Average capital base	$446,323	$471,119	$499,180	$527,635	$575,298

Return on assets (annualized)	6.4%	7.1%	6.9%	8.2%	8.6%
Return on capital (annualized)	12.5%	12.5%	11.9%	14.4%	14.8%

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

Adjusted EBITDA increased $19.5 million, or 28.5%, from $68.5 million in the three months ended September 30, 2010 to $88.0 million in the three months ended September 30, 2011.  Adjusted EBITDA as a percentage of revenue decreased from 34.3% for the three months ended September 30, 2010 to 33.3% for the three months ended September 30, 2011.  The primary driver of the decrease in Adjusted EBITDA percentage was an increase in General and Administrative expenses as a percentage of revenue, partially offset by decreases in Cost of Revenue and Sales and Marketing expenses as a percentage of revenue.  Also impacting our results were changes in non-cash deferred rent and non-equity incentive compensation. Non-cash rent increased from $1.0 million in the three months ended September 30, 2010 to $2.5 million in the three months ended September 30, 2011.  Overall, non-equity incentive compensation increased $8.8 million due to an increase in the payout percentage and increased headcount.

Employee non-equity incentive compensation through our current non-equity incentive plan, in effect since January 1, 2009, is dependent upon the financial results of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense.  If company achievement of the pre-set target results in a 10% increase in the non-equity incentive compensation percentage payout, this would increase total non-equity incentive compensation by approximately $0.6 million on an after-tax basis and increase net income by $0.6 million.  Company achievement resulting in a 10% decrease in the non-equity incentive compensation percentage payout would decrease total non-equity incentive compensation by approximately $0.6 million on an after-tax basis and decrease net income by $0.6 million. Additionally, the Compensation Committee has the discretion to increase or decrease a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan.

Income from operations has been favorably impacted by decreases in our Cost of Revenue and Depreciation and Amortization expenses as a percentage of revenue. Our operating income margin increased from 10.8% for the three months ended September 30, 2010 to 11.7% for the three months ended September 30, 2011.

See our Adjusted EBITDA reconciliation below.

	Three Months Ended
(Dollars in thousands)	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Net revenue	$199,710	$214,726	$230,002	$247,229	$264,572

Income from operations	$21,635	$23,408	$23,983	$28,653	$31,070

Net income	$11,809	$13,539	$13,821	$17,561	$19,982
Plus: Income taxes	6,495	8,029	8,593	8,956	9,281
Plus: Total other (income) expense	3,331	1,840	1,569	2,136	1,807
Plus: Depreciation and amortization	39,677	41,529	44,098	46,952	49,518
Plus: Share-based compensation expense	7,183	7,087	7,810	5,983	7,395
Adjusted EBITDA	$68,495	$72,024	$75,891	$81,588	$87,983

Operating income margin	10.8%	10.9%	10.4%	11.6%	11.7%

Adjusted EBITDA margin	34.3%	33.5%	33.0%	33.0%	33.3%

Adjusted Free Cash Flow (Non-GAAP financial measure)

We define Adjusted Free Cash Flow as Adjusted EBITDA plus non-cash deferred rent, less total capital expenditures (including vendor-financed equipment purchases), cash payments for interest, net, and cash payments for income taxes, net.

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

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2011
Adjusted EBITDA	$87,983	$245,462
Non-cash deferred rent	2,457	8,271
Total capital expenditures	(93,558)	(265,539)
Cash payments for interest, net	(1,541)	(4,237)
Cash payments for income taxes, net	(781)	(10,525)
Adjusted free cash flow	$(5,440)	$(26,568)

Net Leverage (Non-GAAP financial measure)

We define Net Leverage as Net Debt divided by Adjusted EBITDA (trailing twelve months). We believe that Net Leverage is an important metric for investors in evaluating a company’s liquidity. Note that Net Leverage is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our Net Leverage calculation below.

(Dollars in thousands)	As of
	September 30, 2011
Obligations under capital leases	$142,836
Debt	1,316
Total debt	$144,152
Less: Cash and cash equivalents	(124,680)
Net debt	$19,472
Adjusted EBITDA (trailing twelve months)	$317,486
Net leverage	0.06	x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net revenue	$199,710	$214,726	$230,002	$247,229	$264,572
Costs and expenses:
Cost of revenue	64,616	66,747	69,742	74,057	82,445
Sales and marketing	24,651	26,294	29,738	31,477	31,838
General and administrative	49,131	56,748	62,441	66,090	69,701
Depreciation and amortization	39,677	41,529	44,098	46,952	49,518
Total costs and expenses	178,075	191,318	206,019	218,576	233,502
Income from operations	21,635	23,408	23,983	28,653	31,070
Other income (expense):
Interest expense	(2,068)	(1,897)	(1,491)	(1,522)	(1,531)
Interest and other income (expense)	(1,263)	57	(78)	(614)	(276)
Total other income (expense)	(3,331)	(1,840)	(1,569)	(2,136)	(1,807)
Income before income taxes	18,304	21,568	22,414	26,517	29,263
Income taxes	6,495	8,029	8,593	8,956	9,281
Net income	$11,809	$13,539	$13,821	$17,561	$19,982

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.4%	31.1%	30.3%	30.0%	31.2%
Sales and marketing	12.3%	12.2%	12.9%	12.7%	12.0%
General and administrative	24.6%	26.4%	27.1%	26.7%	26.3%
Depreciation and amortization	19.9%	19.3%	19.2%	19.0%	18.7%
Total costs and expenses	89.2%	89.1%	89.6%	88.4%	88.3%
Income from operations	10.8%	10.9%	10.4%	11.6%	11.7%
Other income (expense):
Interest expense	-1.0%	-0.9%	-0.6%	-0.6%	-0.6%
Interest and other income (expense)	-0.6%	0.0%	0.0%	-0.2%	-0.1%
Total other income (expense)	-1.7%	-0.9%	-0.7%	-0.9%	-0.7%
Income before income taxes	9.2%	10.0%	9.7%	10.7%	11.1%
Income taxes	3.3%	3.7%	3.7%	3.6%	3.5%
Net income	5.9%	6.3%	6.0%	7.1%	7.6%

Due to rounding, totals may not equal the sum of the line items in the table above.

Third Quarter 2011 Overview

The highlights and significant events of the three months ended September 30, 2011 and the impact on our operating results compared to the three months ended June 30, 2011 were as follows:

Net Revenue

Net revenue increased $17.4 million, or 7.0%, from $247.2 million in the three months ended June 30, 2011 to $264.6 million in the three months ended September 30, 2011.  The market for hosting services continues to be highly competitive, and we face competition from existing competitors as well as new market entrants.  However, we continue to grow our dedicated hosting and cloud computing service offerings and believe that this full portfolio of hosting services positions us to benefit from increased IT spending in the future. During the third quarter, we experienced an unfavorable revenue impact due to a strengthening U.S. dollar relative to the pound sterling, which resulted in a decrease to revenue of approximately $0.8 million, or 0.3%, for the three months ended September 30, 2011 compared to the three months ended June 30, 2011, with minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries.

Cost of Revenue

Our cost of revenue was $74.1 million for the three months ended June 30, 2011 and $82.4 million for the three months ended September 30, 2011, an increase of $8.3 million, or 11.2%.  Of this increase, $3.6 million was attributable to an increase in employee-related expenses. Total compensation increased as a result of salary increases and the hiring of additional personnel as well as an increase in non-equity incentive compensation. The cost increase was further attributable to increases in license costs of $1.2 million, data center costs of $1.3 million related to power and rent, and consulting fees of $0.9 million related to data center assessments and improvements. The remaining variance was due to small changes in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $31.5 million for the three months ended June 30, 2011 and $31.8 million for the three months ended September 30, 2011, an increase of $0.3 million, or 1.0%. Of this increase, $1.1 million was attributable to an increase in employee-related expenses. Total compensation increased as a result of salary increases, a slight increase in commissions and increased share-based compensation expense as well as the hiring of additional sales and marketing personnel. The increase in employee-related expenses was partially offset by small decreases in marketing programs and other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $66.1 million for the three months ended June 30, 2011 and $69.7 million for the three months ended September 30, 2011, an increase of $3.6 million, or 5.4%. Of this increase, $4.3 million was attributable to employee-related expenses.  Total compensation increased as a result of salary increases, the hiring of additional personnel and increases in non-equity incentive compensation and shared-based compensation expense, partially offset by a decrease in payroll taxes from decreased stock option exercise activity. Also contributing to the change were increases in internal software and maintenance costs of $0.4 million, partially offset by decreases in professional fees of $0.4 million, travel of $0.7 million, and bad debt expense of $0.3 million. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $47.0 million for the three months ended June 30, 2011 and $49.5 million for the three months ended September 30, 2011, an increase of $2.5 million, or 5.3%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Net Income and Net Income per Share

Net income was $17.6 million, or $0.13 per share on a diluted basis, for the three months ended June 30, 2011 compared to net income of $20.0 million, or $0.14 per share on a diluted basis, for the three months ended September 30, 2011. The increase in net income was mainly due to revenue growth.  Additionally, each of our expense categories decreased as a percentage of revenue except for cost of revenue.  Additionally, net income was positively impacted by a decrease in our effective tax rate from 33.8% in the three months ended June 30, 2011 to 31.7% in the three months ended September 30, 2011 due to a change in the geographical distribution of our income and a change in the U.K. statutory tax rate from 27% to 26%.

Three Months Ended September 30, 2010 and September 30, 2011

Net Revenue

Our net revenue was $199.7 million for the three months ended September 30, 2010 and $264.6 million for the three months ended September 30, 2011, an increase of $64.9 million, or 32.5%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Also contributing to the revenue increase was the favorable impact of a weaker U.S. dollar relative to the pound sterling for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Net revenue for the three months ended September 30, 2011 would have been approximately $2.4 million lower had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $64.6 million for the three months ended September 30, 2010 and $82.4 million for the three months ended September 30, 2011, an increase of $17.8 million, or 27.6%. Of this increase, $10.0 million was attributable to employee-related expenses due to an increase in salaries and benefits of $6.9 million, and an increase in non-equity incentive compensation of $3.4 million, partially offset by a decrease in share-based compensation expense of $0.3 million. These increases are primarily due to additional headcount, salary increases and a higher percentage attainment against the preset target for non-equity incentive compensation.  The cost increase was further attributable to an increase in license costs of $3.5 million, an increase in data center costs of $4.6 million related to power and rent, an increase in maintenance of $0.9 million, partially offset by a decrease in consulting fees primarily related to data center assessments and improvements of $2.2 million.  The remaining variance was due to small changes in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $24.7 million for the three months ended September 30, 2010 and $31.8 million for the three months ended September 30, 2011, an increase of $7.1 million, or 28.7%. Of this increase, $4.5 million was attributable to employee-related expenses due to an increase in salaries and benefits of $4.2 million, increases in non-equity incentive compensation of $0.3 million and commissions of $0.3 million, partially offset by a decrease in share-based compensation expense of $0.3 million. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel as well as the impact of higher commissions associated with increased sales.  Advertising and Internet-related marketing expenditures increased $2.5 million, and consulting fees increased $0.2 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $49.1 million for the three months ended September 30, 2010 and $69.7 million for the three months ended September 30, 2011, an increase of $20.6 million, or 42.0%. Of this increase, $15.3 million was attributable to employee-related expenses due to increases in salaries and benefits of $9.3 million, non-equity incentive compensation of $5.1 million and share-based compensation expense of $0.9 million.  These increases are primarily due to additional headcount, salary increases and a higher non-equity incentive compensation payout percentage. Professional fees and legal expenses increased $1.5 million primarily as a result of increased consulting expenses related to tax, legal and general consulting services, and internal software and maintenance costs increased $1.6 million. In addition, travel and other employee related expenses such as recruiting fees and relocation increased $0.7 million primarily due to a general increase in hiring during the three months ended September 30, 2011, partially offset by a $0.5 million decrease in bad debt expense. We also experienced an increase in merchant credit card fees of $0.7 million due to higher volume of sales in the third quarter of 2011.  The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $39.7 million for the three months ended September 30, 2010 and $49.5 million for the three months ended September 30, 2011, an increase of $9.8 million, or 24.7%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $2.1 million for the three months ended September 30, 2010 and $1.5 million for the three months ended September 30, 2011, a decrease of $0.6 million, or 28.6%.  This decrease was primarily due to the decreased level of indebtedness. Interest expense was partially offset by capitalized interest of $0.2 million for the three months ended September 30, 2010. There has been no interest capitalized in 2011.

Interest and other income (expense) was $(1.3) million for the three months ended September 30, 2010 and $(0.3) million for the three months ended September 30, 2011.  The three months ended September 30, 2010, included foreign currency losses of $1.4 million compared to foreign currency losses of $0.1 million in the three months ended September 30, 2011.

Income Taxes

Our effective tax rate decreased from 35.5% for the three months ended September 30, 2010 to 31.7% for the three months ended September 30, 2011, primarily due to a change in the geographical distribution of our income and a change in the U.K. statutory tax rate from 27% to 26%.  Overall, the differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Nine Months Ended September 30, 2010 and September 30, 2011

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2011
Net revenue	$565,829	$741,803
Costs and expenses:
Cost of revenue	183,093	226,244
Sales and marketing	69,913	93,053
General and administrative	142,263	198,232
Depreciation and amortization	114,366	140,568
Total costs and expenses	509,635	658,097
Income from operations	56,194	83,706
Other income (expense):
Interest expense	(6,087)	(4,544)
Interest and other income (expense)	(264)	(968)
Total other income (expense)	(6,351)	(5,512)
Income before income taxes	49,843	78,194
Income taxes	17,024	26,830
Net income	$32,819	$51,364

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Nine Months Ended
(Percent of net revenue)	September 30, 2010	September 30, 2011
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.4%	30.5%
Sales and marketing	12.4%	12.5%
General and administrative	25.1%	26.7%
Depreciation and amortization	20.2%	18.9%
Total costs and expenses	90.1%	88.7%
Income from operations	9.9%	11.3%
Other income (expense):
Interest expense	-1.1%	-0.6%
Interest and other income (expense)	0.0%	-0.1%
Total other income (expense)	-1.1%	-0.7%
Income before income taxes	8.8%	10.5%
Income taxes	3.0%	3.6%
Net income	5.8%	6.9%

Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue
Our net revenue was $565.8 million for the nine months ended September 30, 2010 and $741.8 million for the nine months ended September 30, 2011, an increase of $176.0 million, or 31.1%. The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers. Partially contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the pound sterling for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Net revenue for the nine months ended September 30, 2011 would have been approximately $8.9 million lower had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.
Cost of Revenue
Our cost of revenue was $183.1 million for the nine months ended September 30, 2010, and $226.2 million for the nine months ended September 30, 2011, an increase of $43.1 million, or 23.5%. Of this increase, $23.1 million was attributable to employee-related expenses due to increases in salaries and benefits of $20.7 million and non-equity incentive compensation of $2.7 million, partially offset by a decrease in share-based compensation expense of $0.3 million. These increases are primarily due to additional headcount to support our growth, salary increases, and higher percentage attainment against the preset target for non-equity incentive compensation. The cost increase was further attributable to an increase in data center costs of $11.3 million related to power and rent, an increase in license costs of $8.5 million, and an increase in maintenance of $0.6 million, partially offset by a decrease in consulting fees related to data center assessments and improvements of $2.9 million. The remaining variance was due to small changes in other cost of revenue expenses.
Sales and Marketing Expenses
Our sales and marketing expenses were $69.9 million for the nine months ended September 30, 2010 and $93.1 million for the nine months ended September 30, 2011, an increase of $23.2 million, or 33.2%. Of this increase, $12.7 million was attributable to employee-related expenses due to increases in salaries and benefits of $11.8 million, and commissions of $2.6 million, partially offset by a decrease in share-based compensation expense of $1.7 million due to a change in our stock option forfeiture estimate. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. Internet-related marketing spend increased $9.2 million in order to drive future growth, while consulting fees increased $0.9 million. The remaining increase was due to small changes in other sales and marketing expenses.
General and Administrative Expenses
Our general and administrative expenses were $142.3 million for the nine months ended September 30, 2010 and $198.2 million for the nine months ended September 30, 2011, an increase of $55.9 million, or 39.3%. Of this increase, $36.8 million was attributable to employee-related expenses due to increases in salaries and benefits of $27.9 million, non-equity incentive compensation of $5.3 million, and share-based compensation expense of $3.6 million. These increases are primarily due to additional headcount, salary increases, higher percentage attainment against the preset target for non-equity incentive compensation, and equity awards granted in 2010 and the first nine months of 2011. Professional fees and legal expenses increased $8.9 million primarily as a result of increased consulting expenses related to accounting and tax services, corporate strategy and internal system maintenance and improvements. Travel and other employee related expenses such as recruiting fees and relocation increased $4.2 million primarily due to a general increase in hiring during the nine months ended September 30, 2011. Additionally, property tax increased $0.7 million due to the addition of data center facilities, office expenses including rent and maintenance increased $1.2 million, and merchant credit card fees and bad debt increased $2.0 million and $0.5 million, respectively, due to a higher volume of sales.
Depreciation and Amortization Expense
Our depreciation and amortization expense was $114.4 million for the nine months ended September 30, 2010 and $140.6 million for the nine months ended September 30, 2011, an increase of $26.2 million, or 22.9%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)
Our interest expense was $6.1 million for the nine months ended September 30, 2010 and $4.5 million for the nine months ended September 30, 2011, a decrease of $1.6 million, or 26.2%. The decrease was primarily due to the decreased level of indebtedness, as well as decreased borrowing rates. Interest expense was partially offset by capitalized interest of $0.5 million for the nine months ended September 30, 2010. There has been no interest capitalized in 2011.
Interest and other income (expense) was $(0.3) million for the nine months ended September 30, 2010 and $(1.0) million for the nine months ended September 30, 2011. The nine months ended September 30, 2010 included foreign currency losses of $0.5 million compared to foreign currency losses of $0.2 million in the nine months ended September 30, 2011.
Income Taxes
Our effective tax rate increased slightly from 34.2% for the nine months ended September 30, 2010 to 34.3% for the nine months ended September 30, 2011. Our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items.

Liquidity and Capital Resources

At September 30, 2011, our cash and cash equivalents balance was $124.7 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

On September 26, 2011, we entered into a revolving credit facility with a syndicate of seven banks led by JPMorgan Chase. This facility replaces our previous credit facility, which was due to expire in August 2012. The new credit facility has a total commitment in the amount of $200.0 million and matures in September of 2016.  The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of September 30, 2011, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of September 30, 2011 there was no amount outstanding under the new facility except for an outstanding letter of credit of $0.4 million, resulting in an additional $199.6 million being available for future borrowings.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2010 and September 30, 2011, we had $131.7 million and $144.2 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we expect to continue to finance at least some of our equipment purchases through these arrangements.

Capital Expenditure Requirements

For the full year 2011, we expect to incur a total of $350 million to $360 million in capital expenditures. This is above the previously stated top-end of the range and is due to customer gear purchases in response to the demand we are facing in connection with supply chain considerations, additional spend on software development and further build-out costs in connection with our corporate headquarters facility in San Antonio, Texas.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	(Unaudited)
(In thousands)	2010	2011
Cash provided by operating activities	$169,965	$238,062
Cash used in investing activities	$(98,459)	$(203,631)
Cash used in financing activities	$(30,603)	$(14,646)
Acquisition of property and equipment by capital leases and equipment notes payable	$54,767	$62,755

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $170.0 million in the first nine months of 2010 compared to $238.1 million in the first nine months of 2011, an increase of $68.1 million, or 40.1%.  Net income increased from $32.8 million in the first nine months of 2010 to $51.4 million in the first nine months of 2011.  A summary of the significant changes in non-cash adjustments affecting net income is as follows:

•
Depreciation and amortization expense was $114.4 million in the first nine months of 2010 compared to $140.6 million in the first nine months of 2011.  The increase in depreciation and amortization was due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•
Our provision for bad debts and customer credits increased from $3.0 million in the first nine months of 2010 to $4.5 million in the first nine months of 2011 due to the increases in net revenue and accounts receivable.

•
The change in deferred income taxes created a $3.0 million increase to cash flow from operating activities in the first nine months of 2010 compared to a $9.2 million increase in the first nine months of 2011. The change in deferred income taxes is due to the utilization of existing net operating losses as part of the intellectual property transfer to an offshore subsidiary.

•
The change in deferred rent created a $4.2 million non-cash increase to cash flow from operating activities in the first nine months of 2010 compared to $8.3 million increase in the first nine months of 2011.  The change resulted from data center lease arrangements that were entered into in 2009, 2010 and 2011 with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period.

•
Share-based compensation expense was $19.5 million in the first nine months of 2010 compared to $21.2 million in the first nine months of 2011.  The increase in expense was due to stock options and restricted stock units granted in 2010 and the first nine months of 2011.

A summary of changes in assets and liabilities impacting operating cash flows is as follows:

•
The change in accounts receivable was a cash outflow of $9.1 million in the first nine months of 2010 compared to a cash outflow of $17.4 million in the first nine months of 2011. Accounts receivable increased due to the increase in sales.

•
The change in income taxes receivable was a cash inflow of $4.4 million in the first nine months of 2010 compared to a cash inflow of $4.4 million in the first nine months of 2011.  In the nine months ended September 30, 2011, we received $4.4 million of federal tax refunds related to a carryback claim for prior periods.

•
The change in prepaid expenses and other current assets was a cash outflow of $14.6 million in the first nine months of 2010 compared to a cash outflow of $10.1 million in the first nine months of 2011. The cash outflow in the first nine months of 2011 was primarily due to an $18.0 million prepayment for a specified quantity of software licenses.

•
The change in accounts payable and accrued expenses created a $13.0 million cash inflow in the first nine months of 2010 compared to a $38.2 million cash inflow in the first nine months of 2011.  The changes resulted from the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $98.5 million in the first nine months of 2010 compared to $203.6 million in the first nine months of 2011, an increase of $105.1 million, or 106.7%.  The increase was primarily due to an increase in purchases of customer gear and capitalized software projects.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements increased from $54.8 million for the first nine months of 2010 to $62.8 million for the first nine months of 2011.

Financing Activities

Net cash used in financing activities was $30.6 million in the first nine months of 2010 compared to $14.6 million in the first nine months of 2011, a decrease of $16.0 million. Principal payments on capital leases and notes payable were $42.0 million in the first nine months of 2010 compared to $50.3 million during the first nine months of 2011.  Cash proceeds from employee stock plans increased from $11.4 million in the first nine months of 2010 to $27.8 million in the first nine months of 2011 due to increased stock option exercise activity. Additionally, in the first nine months of 2011, there were cash outflows of $1.1 million for payments of debt issuance costs related to our new revolving credit agreement and $2.9 million for payments of earn-out provisions related to our December 2010 acquisition. Our net leverage as of September 30, 2011 was 0.06 times.  See above for our discussion of Non-GAAP Financial Measures.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of September 30, 2011:

(In thousands)	Total	2011	2012-2013	2014-2015	2016 and Beyond
	(Unaudited)
Capital leases (1)	$150,235	$16,957	$112,475	$20,803	$—
Operating leases	570,633	7,372	74,511	84,116	404,634
Purchase commitments	51,753	18,369	33,174	210	—
Software and equipment notes (1)	1,327	442	885	—	—
Total contractual obligations	$773,948	$43,140	$221,045	$105,129	$404,634

(1)	Represents principal and interest.

Leases

Capital leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for data center facilities and office space.

In February 2011, we modified our Chicago area data center lease in order to lease additional space at the data center.  The additional leased space (accounted for as an operating lease) has a term of 15 years from the commencement date with a total estimated financial obligation of approximately $88 million over the 15-year term, inclusive of base lease payments and Rackspace’s pro-rata share of operating expenses.  Rackspace has a one-time option to terminate the lease after ten years subject to a penalty, as well as upon expiration of the lease, the option to renew the lease for two successive five year periods.

In August 2011, we further modified our Chicago area data center lease in order to lease additional space at the data center. This amendment provides for three separate commencement dates, each for approximately one-third of the total additional leased space. The additional leased space (accounted for as an operating lease) has a term of 15 years from each respective commencement date with a total estimated financial obligation of approximately $125 million to $130 million over the term, inclusive of base lease payments and Rackspace’s pro-rata share of operating expenses.  Upon the expiration of any of the 15-year terms, Rackspace has the option to renew the lease for the additional space for two successive five year periods. In addition, until December 1, 2012, Rackspace has an ongoing option and right of first refusal to lease additional space at the data center.

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

Uncertain Tax Positions

We have excluded $1.9 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risks since December 31, 2010. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the year-ended December 31, 2010.

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

The acceptance and growth of cloud computing is an example of a rapidly changing technology that has impacted our business and our market. Because of the technological advances and the market adoption and utilization of cloud computing, we have adapted to the changing market and implemented the new technology in our hosting service delivery. This change has already required us to make a substantial financial investment to develop and implement cloud computing into our hosting solution model and has required significant attention from management to refine our business strategies to include the delivery of cloud computing and hybrid solutions. As the market continues to adopt this new technology, we expect to continue to make substantial investments in our service solutions and system integrations.  Even if we have developed an attractive solution to the changing technology or standards, our introduction of the new solution could have lower price points than other offerings and may result in our existing customers switching to the lower cost products and services, which could reduce our revenue and have a material, adverse effect of our operating results. For example, the introduction of our cloud computing solutions provides a reasonable alternative to some of our dedicated hosting solutions at a lower price point, and some of our dedicated hosting customers have switched to cloud computing solutions. We expect that other customers in this situation will switch to cloud computing in the future and will encourage them to do so when we believe that such a switch results in the best solution and /or best value for that customer.

Our ability to introduce new products into the market in a timely manner is reliant on how well we can forecast customer demands, develop new products and services and bring the services and products to market. In addition, our ability to develop new products and services is reliant on how accurately we can balance our need to replace our older legacy systems in order to provide scalability with our continued utilization of available resources. If we continue to push our older systems beyond their functional limits, those systems could fail. Such failure could us to breach our service level obligations, take resources form on-going projects to supplement for the non-functionality and distract our management. In the alternative, trying to replace legacy systems on too large of a scale and too quickly could result in material disruption in normal business operations.

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

▪	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, and other telecommunications companies;

▪	IT outsourcing providers such as CSC, Hewlett-Packard, and IBM;

▪	Hosting providers such as AT&T, British Telecom, Softlayer, Verio and other telecommunications companies; and

▪	Large technology companies such as Amazon, Microsoft, Google, IBM, Hewlett-Packard, Dell and Salesforce.com, who have made substantial investments in cloud computing offerings and initiatives.

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

Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. We may be unable to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Any breaches that occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Although we typically require our customers to sign agreements that contain provisions attempting to limit our liability for security breaches, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a security breach that they may ascribe to us. Additionally, we may decide to negotiate settlements with affected customers regardless of such contractual limitations. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition. The laws of some states and countries may also require us to inform any person whose data was accessed or stolen, which could harm our reputation and business. Complying with the applicable notice requirements in the event of a security breach could result in significant costs. We may also be subject to investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed, even if such person was not actually a customer.

If we fail to hire and retain qualified employees and management personnel, our growth strategy and our operating results could be harmed.

Our growth strategy depends on our ability to identify, hire, train, and retain executives, IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, specifically in the San Antonio, Texas area, where we are headquartered and a majority of our employees are located. We compete with other companies for this limited pool of potential employees. In addition, as our industry becomes more competitive, it could become especially difficult to retain personnel with unique in-demand skills and knowledge, who we would expect to become recruiting targets for our competitors. There is no assurance that we will be able to recruit or retain qualified personnel, and this failure could cause a dilution of our service-oriented culture and our inability to develop and deliver new products and services, which could cause our operations and financial results to be negatively impacted.

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

Failure to maintain adequate internal systems could cause us to be unable to properly provide service to our customers, causing us to lose customers, suffer harm to our reputation, and incur additional costs.

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

We believe that our success depends on our ability to provide customers with quality service that not only meets our stated commitments, but meets and then exceeds customer service expectations. We refer to this high quality of customer service as Fanatical Support®. If we are unable to provide customers with quality customer support in a variety of areas, we could face customer dissatisfaction, dilution of our brand, weakening of our main market differentiator, decreased overall demand for our services, and loss of revenue. In addition, our inability to meet customer service expectations may damage our reputation and could consequently limit our ability to retain existing customers and attract new customers, which would adversely affect our ability to generate revenue and negatively impact our operating results.

Our existing customers could elect to reduce or terminate the services they purchase from us because we do not have long-term contracts with our customers, which could adversely affect our operating results.

Customer contracts for our dedicated hosting services typically have initial terms of one to two years which, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire on these contracts. In addition, many of our other services and products, including most of our cloud computing products and services, are generally provided on a month-to-month basis and do not have an extended initial term at all. Our costs associated with maintaining revenue from existing customers are generally much lower than costs associated with generating revenue from new customers. Therefore, a reduction in revenue from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue to retain our existing customers could have a material adverse effect on our operating results.

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

We have also sponsored an open source project called OpenStack, which is designed to foster the emergence of cloud computing technology standards and cloud interoperability. Our participation in the project includes the release of our previously proprietary core cloud storage code, and we expect to release additional core cloud code in the future and contribute to the on-going development of all of the OpenStack projects. In addition, we also participate in other open source projects and plan to continue to do so in the future. Our participation in and support for these projects could cause us to change our current software development and data center strategies. Our utilization of open source software and open data center design projects like the Facebook Open Compute project, which may replace our current capitalized design and development projects, could result in an impairment of those design and development assets.

In addition, our activities with these open source projects could subject us to additional risks of litigation including indirect infringement claims based on third-party contributors because of our sponsorship of this project.

We may not be successful in protecting and enforcing our intellectual property rights, which could adversely affect our financial condition and operating results.

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have one patent issued and 19 patent applications filed in the U.S. Our patent applications may be challenged and/or ultimately rejected, and our issued patent may be contested, circumvented, found unenforceable or invalidated.

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

The growth of our business and our service offerings has strained our operating and financial resources. Further, we intend to continue expanding our overall business, customer base, headcount, and operations.  Creating a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our operating and financial system capabilities and controls. If our information systems are unable to support the demands placed on them by our growth, we may be forced to implement new systems, which would be disruptive to our business. We may be unable to manage our expenses effectively in the future due to the expenses associated with these expansions, which may negatively impact our gross margins or operating expenses. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies, and lost revenue opportunities, which may materially and adversely affect our operating results.

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

        The costs of construction, leasing, and maintenance of our data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements. In the past, we have either leased data center facilities and built or maintained the facilities ourselves or leased data centers from data center operators who have built or maintained the facilities for us. Due to the lead time in expanding existing data centers or building new data centers, if we build or expand data centers ourselves, we are required to estimate demand for our services as far as two years into the future. We currently plan to increase our infrastructure as required through the addition and expansion of data centers in the U.S. and internationally. In contrast to most of our data centers that we acquired early on in our operating history, several of which were acquired relatively inexpensively as distressed assets of third parties, current expansion plans may require us to pay full market rates for new data center facilities if we were to follow that expansion model of building and maintaining the data centers. We currently intend to continue to lease from data center operators, but we could be forced to re-evaluate those plans depending on the availability and cost of data center facilities, the ability to impact and control certain design aspects of the data center and economic conditions affecting the data center operator's ability to add additional facilities.

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

We do not own the facilities occupied by our current data centers, but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over a period ranging from 2012 to 2028, with each having at least one renewal period of no less than three years.  Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required or choose to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

We rely on software licensed from third parties to offer our services. This software may not continue to be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party software or inadequate or delayed support by the third party could result in errors or a failure of our service, which could harm our operating results by adversely affecting our revenue or operating costs.

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

On August 3, 2007, we entered into a lease for approximately 67 acres of land and a 1.2 million square foot facility in Windcrest, Texas, which is in the San Antonio, Texas area, to house our corporate headquarters. In connection with this lease, we also entered into a Master Economic Incentives Agreement (“MEIA”) with the Cities of Windcrest and San Antonio, Texas, Bexar County, and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate job requirement of 4,500 jobs by December 31, 2012, provided that if the job requirement in any grant agreement with the State of Texas is lower, then the job requirement under the MEIA is automatically adjusted downward. Consequently, because the Texas Enterprise Fund Grant agreement has been amended to reduce the state job requirement, we believe the job requirement under the MEIA has been reduced to 1,774.  In addition, the MEIA requires that the median compensation of those employees be no less than $51,000 per year. In exchange for meeting these employment obligations, the parties agreed to enter into the lease structure, pursuant to which, as a lessee of the Windcrest Economic Development Corporation, we will not be subject to most of the property taxes associated with the property for a 14-year period. If we fail to meet these job creation requirements, we could lose a portion or all of the tax benefit being provided during the 14-year period by having to make payments in lieu of taxes (PILOT) to the City of Windcrest. The amount of the PILOT payment would be calculated based on the amount of taxes that would have been owed for that period if the property were not exempt, and then such amount would be adjusted pursuant to certain factors, such as the percentage of employment achieved compared to the stated requirements.

We have debt obligations that include restrictive covenants limiting our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness and adversely affect our financial position and operating results.

As of September 30, 2011, there was no outstanding indebtedness under our credit facility other than an outstanding letter of credit in the amount of $0.4 million. Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions.  If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $142.8 million as of September 30, 2011. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first nine months of 2011, we expensed approximately $16.8 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption.  If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow more, we may enter into swaps to continuously control our interest rate risk.  As a result, we are exposed to interest rate risk on our current borrowings.  As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of September 30, 2011, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

We anticipate that, for the foreseeable future, a significant portion of our revenue will continue to be derived from sources outside of the U.S. A key element of our growth strategy is to further expand our customer base internationally and successfully operate data centers in foreign markets. We have limited experience operating in foreign jurisdictions other than the U.K. and Hong Kong and expect to continue to grow our international operations. Managing a global organization is difficult, time consuming, and expensive. Our inexperience in operating our business globally increases the risk that international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include:

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2010 and September 30, 2011, the closing trading price of our common stock was very volatile, ranging between $29.78 and $46.19 per share, including single-day increases of up to 12.4% and declines up to 12.4%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

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

The issuance of additional stock in connection with acquisitions, our equity incentive and stock purchase plans, or otherwise will dilute all other stockholdings.

We have a large number of shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. In addition, our Amended and Restated 2007 Long-Term Incentive Plan and out Employee Stock Purchase Plan contain evergreen provisions, which annually increase the number of shares issuable under the applicable plan. Any issuance of shares in connection with our acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by our then-existing stockholders.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

    None

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1 *†	Fourth Amendment to Lease, dated August 19, 2011, by and between Tarantula Ventures LLC and Rackspace US, Inc.

10.2	Revolving Credit Agreement, dated September 26, 2011, by and between Rackspace Hosting, Inc. and JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Bank, and Wells Fargo Bank, N.A. (1)

10.3
Guarantee Agreement, dated September 26, 2011, by Guarantors of Rackspace Hosting, Inc., in favor of JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders pursuant to the Revolving Credit Agreement dated September 26, 2011 (1)

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

(1)	Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 001-34143), filed September 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2011.

Rackspace Hosting, Inc.

Date:	November 8, 2011	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)