Form 10-K
period 2011-12-31
RACKSPACE HOSTING, INC.
filed 2012-02-17
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.

OR

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
None
(Title of Class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer," "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of June 30, 2011, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2011) was $3,274,366,449.

On February 14, 2012, 131,960,849 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2012 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1 - BUSINESS

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

Overview

Rackspace is the service leader in cloud computing, an industry best described as delivering computing, storage, and applications as a service over the Internet. We and other cloud computing companies free our business customers from much of the expense and hassle of owning and managing their own computer hardware and software. What distinguishes Rackspace from its competitors is our unique blend of user-friendly technology and high-touch human support, which makes cloud computing simple for businesses of all sizes. Our rapid growth over the last 13 years has been fueled by our commitment to provide customers with a unique customer experience known as Fanatical Support®.

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

Our mission is to be recognized as one of the world’s great service companies.

Our Industry

The cloud computing industry is a fast-growing and crowded industry, and Rackspace has earned a well-defined leadership role within it. We are a cloud computing specialist and the industry's service leader. Our employees, who are called Rackers, are focused on providing cloud computing services for our business customers.

Unlike some of our rivals who essentially rent access to computer hardware and software, Rackspace specializes in offering a set of support and managed services on top of raw computing services. Our approach positions Rackspace as a mission-critical extension of our business customers' IT departments.

Today, there are three ways that businesses can fulfill their IT requirements:

1.
The first approach is commonly referred to as “do it yourself,” or DIY. This is the legacy approach to managing IT services, in which a business retains complete ownership and responsibility for ongoing maintenance and management of servers, software, networking equipment, IT staff, etc. Companies may choose to house this equipment in their own data centers or server closets, or may rent data center space from a colocation provider.

2.	The second approach is outsourcing, where businesses transfer full responsibility for their IT systems, operations, and employees to a third party.

3.	The third approach is cloud computing, which is the delivery of IT services on demand, usually over the Internet.

We believe that cloud computing delivers better quality and a more cost-competitive solution than do the outsourcing approach or the do-it-yourself approach. We believe demand for cloud computing will continue to grow for four reasons:

1.
Lack of In-House IT Expertise and Equipment. Most smaller companies do not have the IT staff needed to manage complicated, mission-critical websites or other IT applications, and they do not want to purchase expensive hardware with their available capital. Yet they must have an increasingly robust, reliable online presence in order to succeed in today’s market.

2.
Strategic Resource Utilization. Larger companies that do have specialized, dedicated IT resources would rather deploy these resources to more strategic areas of their business rather than managing servers or running a website.

3.
Market Acceptance. As companies have experienced the benefits of using cloud computing providers to manage some of their IT workloads, they have become more comfortable having those providers manage additional IT services. As time goes by, they will move more and more of their IT workloads to the Cloud.

4.
Accelerated Business Creation. Cloud computing removes many of the traditional barriers to new business formation, through its low cost, its high speed and nimbleness, and the way it lowers upfront capital requirements. Cloud computing is driving innovation and new business formation at a rapid rate, in much the way that the iPhone has driven a fast-growing market for applications. The rising supply of cloud computing is, to a large extent, creating new demand.

Cloud computing is at the center of a multi-year shift that is changing the way businesses buy computing power and IT services. New virtualization technologies, which deliver greater agility and cost savings to businesses, make cloud computing even more compelling for a broader market.

Our Business

We are a global company. Our corporate headquarters is located in San Antonio, with operations located in eight other cities in the United States, along with London, Amsterdam, Hong Kong, and Sydney. Our services are sold to businesses in more than 120 countries. In 2011 we had net revenue of $1,025.1 million, and as of December 31, 2011, we served more than 172,000 business customers, and we managed more than 79,000 servers and 2,700,000 email accounts. No single customer accounted for more than 2% of our net revenue in any of the past three years.

We began our business by providing customers with dedicated hosting services in which our customers were provided access to an entire server that was not shared with anyone. As technology advanced, we were also able to offer hosting and other services that utilized pooled infrastructure in order to more efficiently utilize our infrastructure while providing customers with benefits such as more flexibility in accessing their computing needs and lower pricing points than dedicated hosting provides. We have historically referred to the pooled infrastructure service offering as our “Cloud” business and the dedicated hosting services as “Managed Hosting.” However, the meaning of the terms “cloud” and “cloud computing” have evolved to the point where they are now thought to mean the delivery of both pooled and dedicated computing as a service, over a network (typically the Internet). Because all of our services fit under this new definition, we have decided that our nomenclature for our services should change to be more effectively described and understood. Therefore, we intend to refer to the former Cloud services as “Public Cloud” hosting and our Managed Hosting services as “Dedicated Cloud" hosting. "Managed" will refer to a service level available to all customers, whether they are using Public Cloud or Dedicated Cloud resources.

We are focused on the segment of the cloud computing market that demands, and is willing to pay for, strong support and management services on top of raw computing services. Our services are productized and repeatable, which enables us to operate IT systems for our customers with high levels of up-time, rapid deployment of new systems and significant cost savings, which in turn allows our customers' IT departments to focus on their core business. Our service offering combines hosting on dedicated hardware and on multi-tenant pools of virtualized hardware in a way that best suits each customer’s requirements. We have adopted a portfolio approach to our services, which allows customers the flexibility to choose the best combination of support level, Dedicated Cloud hosting and Public Cloud hosting to meet their unique IT needs. The major components of our products and services are described in greater detail below:

Our Service

Customer Experience. This is where we differentiate. Fanatical Support, our unique brand of customer experience, is backed by a complex business process that we have built and refined over the past 13 years, and it distinguishes our company in the market. We incorporate Fanatical Support into all aspects of our hosting services. Fanatical Support is designed to generate an extraordinary customer experience. It involves everything from the way we recruit, interview and test prospective employees; to the way we continuously train new and veteran Rackers alike; to the way we make expert U.S. and U.K. based technicians available to customers 24/7 by phone or email or chat; to the way we empower those Rackers to spend time and money on customers without asking permission; to the way we measure customer satisfaction and churn on a daily basis, team by team; to the way we incentivize our teams and managers; to the way we design and implement hardware and software solutions and processes to make our services highly reliable and easy for the customer to use and navigate.

When we first launched Fanatical Support®, it was mainly about answering the phone and providing extraordinary support when things went wrong with a customer's computing. Since then, our conception of Fanatical Support® has expanded to include technological improvements that make our services more reliable and easier to use, in line with our company's purpose statement: to make cloud computing simple for business.

We have built our business around an understanding that things go wrong in computing and always will in a field so complex and fast-changing. We believe that many business customers want a trusted partner who is available 24/7 to help them safely and reliably take advantage of the enhanced capabilities and cost savings available through cloud computing.

Our Product Categories

Everything that we do at Rackspace falls under the umbrella of cloud computing, defined as the delivery of computing, storage, and applications over the Internet. All of our computer hardware is located in our secure, business-class data centers in the U.S., the U.K. and Hong Kong. Our services are defined by particular form factors, as follows:

Dedicated Cloud, sometimes known as "managed hosting," refers to IT services that we provide on a server or servers reserved for a specific customer. Our customers have full administrator privileges and are responsible for most administrative functions. We provide a customer management portal and other management tools. This service frees the customer from the burden of managing the data center, network, hardware devices, and operating system software. Dedicated Cloud hosting is largely a recurring, subscription-based business and is a core service offering of Rackspace. Included in Dedicated Cloud hosting is private cloud, which refers to a pool of computing resources that is virtualized for greater efficiency and nimbleness, but that is dedicated to one particular customer, rather than being used by multiple customers. This approach is especially popular with some of our larger corporate customers.

Public Cloud refers to pooled computing resources delivered on-demand over the Internet. Virtualization and other cloud technologies allow us to effectively provision and manage a pool of computing resources across a larger base of customers and deliver more computing resources to businesses when they need them. At the same time, pooled cloud computing substantially lowers the cost of IT services. There are multiple varieties of pooled cloud hosting services that are priced on a pay-per-use basis and that can be quickly and easily scaled up or down on-demand. Today we offer Cloud Servers for computing, Cloud Files for storage, and Cloud Applications, which includes email, collaboration and file back-ups. Public Cloud services are emerging technologies and are core elements of our service offering.

Our Integrated Approach

Hybrid Hosting - we are pioneering this emerging category, which allows a customer to easily and seamlessly utilize the benefits of both Dedicated Cloud hosting and Public Cloud hosting. A customer is able to use any combination of dedicated and pooled resources and to manage them seamlessly through our RackConnect service. Each form factor has specific and unique customer benefits, and through Hybrid Hosting the two can be combined and adjusted to address each customer's changing and diverse needs. Furthermore, Rackspace’s set of managed support services and Fanatical Support are critical in this new world of computing as customers increasingly need help to make the transition and utilize these new services.

Competition

Given the significant market potential of cloud computing, we operate in a rapidly evolving and highly competitive environment.

Our principal areas of competition include:

Do-it-Yourself Solutions. Businesses may choose to house and maintain their own IT systems or use a colocation provider to house IT hardware and provide connectivity. Companies that provide colocation services include AT&T, Equinix, CenturyLink, and other telecommunications companies. We believe that over time it will be difficult for the vast majority of businesses to replicate the capabilities and low costs of specialized service providers, making the do-it-yourself option less attractive.

IT Outsourcing Providers. Businesses may choose to outsource their entire IT systems and staff to a provider such as CSC, HP or IBM. Outsourcing has long been an option for only the largest companies because of the cost, complexity and duration of outsourcing contracts. Rarely is this a viable option for small and medium-sized businesses with rapidly changing needs. Even some large corporations are questioning the cost-benefit ratio and the slow response times associated with the outsourcing approach.

Cloud Computing Providers. Businesses may choose to use a cloud computing provider other than Rackspace to provide services and support for their IT systems. Competitors include AT&T, British Telecom, CenturyLink, Softlayer, Verizon and others. We also face competition from large, diversified technology companies such as Amazon, Microsoft, Google, IBM and Dell, who are making substantial investments in cloud computing.

Our Approach and Sources of Competitive Advantage

We are focused on creating sustainable competitive advantage in four key areas. First, our vision is to be recognized as one of the world’s great service companies. Because companies must trust their cloud computing provider with their mission-critical IT assets, service reputation is a key selection criterion. Second, our singular focus is to provide cloud computing services, which enables us to operate with a financial discipline that keeps costs low, thereby generating returns that exceed our cost of capital. Third, our portfolio approach to services allows customers to select the solution that best fits their requirements. Fourth, we are committed to open technology standards, which address one of the main barriers to adoption of cloud computing: the customer's fear of being locked in to a particular vendor who then wields great power to raise prices and stifle innovation. These key principles form the foundation of our business model, which is described in more detail below.

Fanatical Support - We believe that excellent customer service creates customer loyalty, which in turn leads to higher profits and growth. We call our unique, industry-leading customer service model “Fanatical Support.” Our entire company is focused on going above and beyond expectations to delight the customer. Fanatical Support builds customer loyalty, which in turn delivers three key benefits:

•	Loyal customers buy more, both as they grow and as they hand a larger proportion of their total IT workload over to us.

•	Loyal customers stay with us longer and refer other customers to us. Both factors help reduce customer acquisition costs and other sales and marketing costs.

•
Loyal customers can be served more cost effectively. The average cost of serving a customer is reduced after initial provisioning and our ability to provide additional service levels that are not capital intensive both lead to higher average profits and profit margins over time.

As a measure of customer loyalty, we make extensive use of the Net Promoter Score® (NPS), developed by Bain & Company, Inc., Fred Reichheld, and Satmetrix Systems, Inc. to track the likelihood that customers will refer us to friends or colleagues. Surveys are conducted on an ongoing basis, and broken down by support team, with results summarized monthly and analyzed to determine areas for improvement. We work with our customers to understand what they consider “must haves” and what they would like to see in terms of incremental improvements to our service offerings.

Fanatical Support is a result of our unique culture. Employees are called Rackers and are rewarded for going above and beyond to serve customers. The highest form of recognition is the Straightjacket Award, which is given to the employee who best demonstrates Fanatical Support in action. We are also very selective in our hiring process. Our philosophy is that technical and functional skills can be taught, but attitude and temperament are ingrained. We strive to hire employees with the personality traits that fit well within our culture and our teams. Periodically, we conduct employee engagement surveys as a measure of cultural health and reward those managers who create an engaging and high-performance environment. For the last two years, Fortune magazine has ranked us in its list of “100 Best Companies to Work For.” We firmly believe that our unique culture is a point of sustained differentiation because our corporate culture, and the complex business process that sustains it, cannot be easily or quickly replicated by competitors.

Singular Focus - We specialize exclusively in providing computing power over the Internet using dedicated and pooled technologies. Modern computing infrastructure is complex and ever-changing, so this specialist focus has allowed us to build a productized set of services that are repeatable, efficient, high-quality and valuable to customers. Our employees, systems, management practices and organizational processes are constantly tuned to improve our high-volume cloud computing offerings. Many of our competitors have to balance their cloud computing lines of business with other areas of focus. These other products and services vie internally for the resources and talent needed to make cloud computing successful. Our exclusive focus on cloud computing enables us to concentrate our capital and our Rackers' talents on a single mission and purpose. We can more rapidly and accurately deploy, upgrade and scale our systems and services. This focus has generated industry-leading revenue growth, profitability and customer satisfaction.

Seamless Portfolio - Many hosting providers offer a limited set of services or rely on third-party reselling relationships to complete their hosting portfolio. Our portfolio of services allows us to deliver the right offering at the right budget for the customer. Because of the breadth of our portfolio, customers can host their entire environment with us, allowing them to benefit from the simplicity of working with one hosting specialist, rather than managing multiple providers. Our Hybrid Hosting approach allows customers the flexibility to combine both traditional and emerging services for a solution that best addresses their unique IT requirements, and our RackConnect product allows the customer to employ all of our services in a seamless, easy-to-use manner.

Open Standards at Cloud Scale - When we partnered with NASA in July 2010 to launch OpenStack, an open-source cloud computing platform, our goal was to provide an alternative to the proprietary software that then powered all of the major cloud-computing environments. We wanted to help overcome one of the major barriers to adoption of cloud computing: business customers' fear of vendor lock-in and rising prices. Over the past year, OpenStack has attracted significant support, with the addition of approximately 100 new companies, two successful Design Summits with participants from six continents, and the successful release of two new versions of the software.

Research and Development

For the years ended December 31, 2009, 2010 and 2011, we recognized $12.6 million, $18.8 million and $25.0 million of research and development expense, respectively. Our research and development efforts are focused on developing new services including:

•	Deployment of new technologies to address emerging trends, such as Public Cloud, private cloud and OpenStack;

•	Development and enhancement of proprietary tools;

•	Development and enhancement of processes for sales and support; and

•	Development and enhancement of data center operations.

We believe cloud computing is a paradigm shift in IT, and we are investing heavily to take advantage of these new technologies. In addition to the research and development expenses incurred, we have capitalized internal software development and other project costs in the amount of $25.0 million, $32.3 million and $63.1 million in the years ended December 31, 2009, 2010 and 2011, respectively.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark and trade secret laws in the U.S., the European Union, and various countries in Asia, South America, and elsewhere and contractual restrictions to establish and protect certain proprietary rights in our data, applications, and services. We have rights to patents on a wide range of technologies, and we have patents pending. We have trademarks registered or pending in the U.S., the European Union, and various countries in Asia, South America, and elsewhere for our name and certain words and phrases that we use in our business. We rely on copyright laws and licenses to use and protect software and certain other elements of our proprietary technologies. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technologies.

In addition, we license third-party software, open source software and other technologies that are used in the provision of or incorporated into some elements of our services.

Employees

As of December 31, 2011, we employed 4,040 Rackers, a net increase of 778, or 23.9%, compared to December 31, 2010. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

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

Our marketing efforts generate interest and market demand by communicating the advantages of our services and unique support model. Our marketing activities include web-based paid and natural search, participation in technology trade shows, conferences and customer events, advertisements in traditional and electronic (web and email-based) media, and targeted regional public relations activities.

Our Support Team Structure

Our support teams are specifically structured based on our customer’s product and service choices. Service teams are comprised of personnel that can address a wide range of business and technical issues for a customer and are available 24/7/365.

Financial Information About Geographic Areas

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 16 – Segment Information” for financial information related to our geographic areas. For information regarding certain risks relating to our foreign operations, please see the risk titled, “Our ability to operate and expand our business is susceptible to risks associated with international sales and operations” in Item 1A, “Risk Factors.”

Available Information

We file annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. In addition, we make available free of charge on or through our Internet website, http://www.rackspace.com under “Investors,” all of the annual, quarterly and special reports, proxy statements, Section 16 insider reports on Form 3, Form 4 and Form 5 and amendments to these reports and other information we file with the SEC. Additionally, our board committee charters and code of ethics are available on our website and in print to any stockholder who requests them. The information contained on our website is not incorporated herein by reference and does not comprise a part of this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS

Risks Related to Our Business and Industry

Our physical infrastructure is concentrated in a few facilities, and any failure in our physical infrastructure or services could lead to significant costs and disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.

Our network, power supplies and data centers are subject to various points of failure.  Problems with our cooling equipment, generators, uninterruptible power supply, or UPS, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage.  Because our hosting services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities. While data backup services and disaster recovery services are available as a part of our hosting services offerings, the majority of our customers do not elect to pay the additional fees required to have disaster recovery services store their backup data offsite in a separate facility, which could substantially mitigate the adverse effect to a customer from a single data center failure. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

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

Our ability to introduce new products into the market in a timely manner is reliant on how well we can forecast customer demands, develop new products and services and bring the services and products to market. In addition, our ability to develop new products and services is reliant on how accurately we can balance our need to replace our older legacy systems in order to provide scalability with our continued utilization of available resources. If we continue to push our older systems beyond their functional limits, those systems could fail. Such failure could cause us to breach our service level obligations, take resources form ongoing projects to supplement for the non-functionality and distract our management. Alternatively, trying to replace legacy systems on too large of a scale and too quickly could result in material disruption in normal business operations.

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

The market for cloud computing is highly competitive. We expect to face intense competition from our existing competitors as well as additional competition from new market entrants in the future as the actual and potential market for hosting and cloud computing continues to grow.

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

▪	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, CenturyLink and other telecommunications companies;

▪	IT outsourcing providers such as CSC, HP, and IBM;

▪	Hosting providers such as AT&T, British Telecom, CenturyLink, Softlayer, Verio and other telecommunications companies; and

▪	Large technology companies such as Amazon, Microsoft, Google, IBM, Hewlett-Packard and Dell, who have made substantial investments in cloud computing offerings and initiatives.

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

The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers,” and other disruptions can occur, and infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls and exposed or unprotected customer data can exist that (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of systems and data, which exposes information to unauthorized third parties.

Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. We may be unable to implement security measures in a timely manner, or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Any breaches that occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Although we typically require our customers to sign agreements that contain provisions attempting to limit our liability for security breaches, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a security breach that they may ascribe to us. Additionally, we may decide to negotiate settlements with affected customers regardless of such contractual limitations. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition. The laws of some states and countries may also require us to inform any person whose data was accessed or stolen, which could harm our reputation and business. Complying with the applicable notice requirements in the event of a security breach could result in significant costs. We may also be subject to investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed, even if such person was not actually a customer.

If we fail to hire and retain qualified employees and management personnel, our growth strategy and our operating results could be harmed.

Our growth strategy depends on our ability to identify, hire, train, and retain executives, IT professionals, technical engineers, software developers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, specifically in the San Antonio, Texas area, where we are headquartered and a majority of our employees are located. We compete with other companies for this limited pool of potential employees. In addition, as our industry becomes more competitive, it could become especially difficult to retain personnel with unique in-demand skills and knowledge, who we would expect to become recruiting targets for our competitors. There is no assurance that we will be able to recruit or retain qualified personnel, and this failure could cause a dilution of our service-oriented culture and our inability to develop and deliver new products and services, which could cause our operations and financial results to be negatively impacted.

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, especially Graham Weston, our Chairman; A. Lanham Napier, our Chief Executive Officer; and Lew Moorman, our President. We do not have long-term employment agreements with any members of our management team, including Messrs. Weston, Napier and Moorman. Mr. Napier is the only member of our management team on whom we maintain key man insurance.

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

Customer contracts for our dedicated cloud hosting services typically have initial terms of one to two years which, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire on these contracts. In addition, many of our other services and products, including most of our pooled cloud computing products and services, are generally provided on a month-to-month basis and do not have an extended initial term at all. Our costs associated with maintaining revenue from existing customers are generally much lower than costs associated with generating revenue from new customers. Therefore, a reduction in revenue from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue to retain our existing customers could have a material adverse effect on our operating results.

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

We have been accused of infringing the proprietary rights of others and may be accused of infringing on the proprietary rights of others in the future, which could subject us to costly and time consuming litigation and require us to discontinue services that infringe the rights of others.

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

We have also sponsored an open source project called OpenStack, which is designed to foster the emergence of cloud computing technology standards and cloud interoperability. Our participation in the project includes the release of our previously proprietary core cloud storage code, and we expect to release additional core cloud code in the future and contribute to the ongoing development of all of the OpenStack projects. In addition, we also participate in other open source projects and plan to continue to do so in the future. Our participation in and support for these projects could cause us to change our current software development and data center strategies. Our utilization of open source software and open data center design projects like the Facebook Open Compute project, which may replace our current capitalized design and development projects, could result in an impairment of those design and development assets.

In addition, our activities with these open source projects could subject us to additional risks of litigation including indirect infringement claims based on third-party contributors because of our sponsorship of this project.

We may not be successful in protecting and enforcing our intellectual property rights, which could adversely affect our financial condition and operating results.

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have one patent issued and 23 patent applications filed in the U.S. Our patent applications may be challenged and/or ultimately rejected, and our issued patent may be contested, circumvented, found unenforceable or invalidated.

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

The growth of our business and our service offerings can strain our operating and financial resources. Further, we intend to continue expanding our overall business, customer base, headcount, and operations.  Creating a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our operating and financial system capabilities and controls. If our information systems are unable to support the demands placed on them by our growth, we may be forced to implement new systems, which would be disruptive to our business. We may be unable to manage our expenses effectively in the future due to the expenses associated with these expansions, which may negatively impact our gross margins or operating expenses. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies, and lost revenue opportunities, which may materially and adversely affect our operating results.

We may not be able to continue to add new customers and increase sales to our existing customers, which could adversely affect our operating results.

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited, and we may be unable to sustain growth in our customer base for a number of reasons, such as:

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
A substantial amount of our past revenue growth was derived from purchases of service upgrades and additional services by existing customers. Our costs associated with increasing revenue from existing customers are generally lower than costs associated with generating revenue from new customers. Therefore, a reduction in the rate of revenue increase or a rate of revenue decrease from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins.

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

If we overestimate the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced, which would materially impair our profitability. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of our existing customers and may be required to limit new customer acquisition, which may materially impair our revenue growth.

In the past, we have leased data center facilities and built or maintained the facilities ourselves. Due to the lead time in expanding existing data centers or building new data centers, if we build or expand data centers ourselves, we are required to estimate demand for our services as far as two years into the future. This requirement to make customer demand estimates so far in advance makes it difficult to accurately estimate our data center space needs. Building and maintaining data center facilities is also quite expensive. Early on in our operating history, we acquired most of our data center facilities relatively inexpensively as distressed assets of third parties. However, any such endeavor to build our own facilities would now likely require us to pay full market rates, which would make the penalty for inaccurate forecasting of our space needs even more detrimental.

More recently, we have leased data centers from data center operators who have built or maintained the facilities for us. If there are facilities available for lease that suit our needs, our lead time to make capacity decisions is decreased. However, there is still substantial lead time necessary in making sure that available space is adequate for our needs and maximizes our investment return. If we inaccurately forecast our space needs, we may be forced to enter into a lease that is not ideal for our needs and may potentially be required to pay more to secure the space if the current customer demand were to require immediate space expansion.

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

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over a period ranging from 2012 to 2030, with each having at least one renewal period of no less than three years.  Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required or choose to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

We rely on third-party providers to supply data center space, equipment and maintenance.  For example, we lease data center space from third-party landlords, lease or purchase equipment from equipment providers, and source equipment maintenance through third parties. While we have entered into various agreements for these products and services, any failure to obtain additional capacity or space, equipment, or maintenance, if required, would impede the growth of our business and cause our financial results to suffer. For example, if a data center landlord does not adequately maintain its facilities or provide services for which it is responsible, we may not be able to deliver services to our customers according to our standards or at all.  Further, the equipment that we purchase could be deficient in some way, thereby affecting our products and services. If, for any reason, these providers fail to provide the required services, fail to deliver their equipment, or suffer other failures, we may incur financial losses. Additionally, our customers may lose confidence in our company, and we may not be able to retain these customers.

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22.0 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest.  In September 2007, we received the initial installment of $5.0 million from the State of Texas, which was recorded as a non-current liability. On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007, for a total of 2,661 jobs in Texas). We already have drawn $5.0 million of this grant and, since we have achieved the Job Target as of December 31, 2011, we intend to request the additional $3.5 million that is available to us.  The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year.

On August 3, 2007, we entered into a lease for approximately 67 acres of land and a 1.2 million square foot facility in Windcrest, Texas, which is in the San Antonio, Texas area, to house our corporate headquarters. In connection with this lease, we also entered into a Master Economic Incentives Agreement (“MEIA”) with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate job requirement of 4,500 jobs by December 31, 2012, provided that if the job requirement in any grant agreement with the State of Texas is lower, then the job requirement under the MEIA is automatically adjusted downward. Consequently, because the Texas Enterprise Fund Grant agreement has been amended to reduce the state job requirement, we believe the job requirement under the MEIA has been reduced to 1,774.  In addition, the MEIA requires that the median compensation of those employees be no less than $51,000 per year. In exchange for meeting these employment obligations, the parties agreed to enter into the lease structure, pursuant to which, as a lessee of the Windcrest Economic Development Corporation, we will not be subject to most of the property taxes associated with the property for a 14-year period. If we fail to meet these job creation requirements, we could lose a portion or all of the tax benefit being provided during the 14-year period by having to make payments in lieu of taxes (PILOT) to the City of Windcrest. The amount of the PILOT payment would be calculated based on the amount of taxes that would have been owed for that period if the property were not exempt, and then such amount would be adjusted pursuant to certain factors, such as the percentage of employment achieved compared to the stated requirements.

We have debt obligations that include restrictive covenants limiting our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness and adversely affect our financial position and operating results.

As of December 31, 2011, there was no outstanding indebtedness under our credit facility other than an outstanding letter of credit in the amount of $0.4 million. Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions.  If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $138.2 million as of December 31, 2011. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

In order to fund future growth, we will be dependent on significant capital expenditures. We may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we are unable to raise additional funds, we may not be able to pursue our growth strategy, and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, any debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We are exposed to commodity and market price risks that have the potential to substantially influence our profitability and liquidity.

We are a large consumer of power. During 2011, we expensed approximately $22.4 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption.  If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow more, we may enter into swaps to continuously control our interest rate risk.  As a result, we are exposed to interest rate risk on our borrowings.  As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of December 31, 2011, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

Government regulation is continuously evolving and, depending on its evolution, may adversely affect our operating results.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. These laws can be costly to comply with, can be a significant diversion to management’s time and effort, and can subject us to claims or other remedies, as well as negative publicity. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues that the Internet and related technologies produce. Some of the laws that do reference the Internet and related technologies have been and continue to be interpreted by the courts, but their applicability and scope remain largely uncertain.

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

We have made acquisitions, and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2010 and December 31, 2011, the closing trading price of our common stock was very volatile, ranging between $29.78 and $46.19 per share, including single-day increases of up to 12.4% and declines up to 12.4%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.

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

We have a large number of shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. In addition, our Amended and Restated 2007 Long-Term Incentive Plan and our Employee Stock Purchase Plan contain evergreen provisions, which annually increase the number of shares issuable under the applicable plan. Any issuance of shares in connection with our acquisitions, our Amended and Restated 2007 Long-Term Incentive Plan or otherwise would dilute the percentage ownership held by our then-existing stockholders.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Office Space

Our corporate headquarter facility is located in San Antonio, Texas and consists of a 1.2 million square foot facility located on approximately 67 acres of land. We have remodeled and are currently using approximately 574,000 square feet of office space and will continue to remodel the formerly vacant facility as needed to facilitate our future growth and office requirements. Besides our corporate headquarters, we have additional U.S. office locations in Texas, Virginia, Missouri, Illinois, California and Georgia and additional office space located in the U.K., the Netherlands, Hong Kong and Australia. As of December 31, 2011, we utilized approximately 913,000 square feet of our leased office space and used it for customer service, operations, sales, corporate and administrative functions.

Data Centers

As of December 31, 2011, we leased eight main data centers located in the U.S., the U.K., and in Hong Kong with approximately 262,000 available technical square feet, of which 233,000 were utilized. At December 31, 2011, we were utilizing 20.9 Megawatts of power at our data centers. The five data centers in the U.S. are located in Texas, Virginia and Illinois.

We are continuously looking for additional data center space to accommodate future growth or that would present an attractive business opportunity for us. However, we believe that our existing office space and data center facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future to meet our anticipated needs.

ITEM 3 – LEGAL PROCEEDINGS

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, on October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston was filed in the 37th District Court in Bexar County, Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We do not expect the results of this claim or any other current proceeding to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4 – RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol "RAX" beginning on August 8, 2008. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low closing prices for our common stock for the periods indicated, as reported by the New York Stock Exchange.

Fiscal Year 2011 Quarters:	High	Low
First Quarter	$43.01	$29.78
Second Quarter	46.19	38.24
Third Quarter	45.78	31.49
Fourth Quarter	45.16	31.49

Fiscal Year 2010 Quarters:	High	Low
First Quarter	$23.09	$17.11
Second Quarter	20.80	15.51
Third Quarter	26.11	16.46
Fourth Quarter	31.74	22.45

The last reported sale price for our common stock on the New York Stock Exchange was $31.41, $43.01 and $55.45 per share on December 31, 2010, December 31, 2011, and February 14, 2012, respectively.

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

Stockholders

As of February 14, 2012, there were 226 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 7, 2008 (the date of our initial public offering, or IPO) and December 31, 2011, with the cumulative total return of (i) the Russell 2000 Index, (ii) the Russell 1000 Index, and (iii) the Nasdaq Internet Total Return Index over the same period. This graph assumes the investment of $100 on August 7, 2008 in our common stock at our IPO offering price of $12.50 per share, the Russell 2000 Index, the Russell 1000 Index and the Nasdaq Internet Total Return Index, and assumes the reinvestment of dividends, if any. The Russell 2000 Index measures the performance of the small-cap segment of U.S. equities. As our revenue and total market capitalization have both increased over the last year, we will no longer use the Russell 2000 Index and will instead use the Russell 1000 Index, which measures the performance of the large-cap segment of U.S. equities. We are currently included in the Russell 1000 Index. The Nasdaq Internet Total Return Index consists of U.S. listed companies engaged in Internet-related businesses.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

$350.00
$325.00
$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
7-Aug-08
31-Dec-08
30-Jun-09
31-Dec-09
30-Jun-10
31-Dec-10
30-Jun-11
31-Dec-11
Rackspace Hosting, Inc. "RAX"
Nasdaq Internet Total Return Index
Russell 2000 Index
Russell 1000 Index

Recent Sales of Unregistered Securities

None

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this document. The selected consolidated financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the consolidated financial statements and related notes thereto, included elsewhere in this document.

The statements of income data for the fiscal years ended December 31, 2009, 2010 and 2011 and the balance sheet data as of December 31, 2010 and 2011 have been derived from our audited consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm, and included elsewhere in this document. The statements of income data for the years ended December 31, 2007 and 2008 and the balance sheet data as of December 31, 2007, 2008 and 2009 have been derived from our audited consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm, but are not included in this document. Historical results are not necessarily indicative of future results. See Note 2 to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income per common share.

	Year Ended December 31,
(In thousands, except per share data)	2007	2008	2009	2010	2011
Net revenue	$362,017	$531,933	$628,987	$780,555	$1,025,064
Costs and expenses:
Cost of revenue	118,225	172,583	200,943	249,840	309,095
Sales and marketing	53,930	80,323	79,458	96,207	126,505
General and administrative	102,777	148,706	168,116	199,011	270,581
Depreciation and amortization	56,476	90,172	125,229	155,895	195,412
Total costs and expenses	331,408	491,784	573,746	700,953	901,593
Income from operations	30,609	40,149	55,241	79,602	123,471
Other income (expense):
Interest expense	(3,643)	(8,229)	(8,950)	(7,984)	(5,848)
Interest and other income (expense)	828	768	255	(207)	(1,194)
Total other income (expense)	(2,815)	(7,461)	(8,695)	(8,191)	(7,042)
Income before income taxes	27,794	32,688	46,546	71,411	116,429
Income taxes	9,965	10,985	16,328	25,053	40,018
Net income	$17,829	$21,703	$30,218	$46,358	$76,411

Net income per share
Basic	$0.18	$0.20	$0.25	$0.37	$0.59
Diluted	$0.17	$0.19	$0.24	$0.35	$0.55

Balance sheet data
Cash and cash equivalents	$24,937	$238,407	$125,425	$104,941	$159,856
Total assets	301,813	685,261	668,645	761,577	1,026,482
Long-term obligations	96,213	283,053	161,024	133,572	189,310
Total stockholders’ equity	96,873	269,684	349,427	438,863	599,423

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this document.

Overview of our Business

We are the service leader in cloud computing. Our growth is the result of our commitment to serving our customers, known as Fanatical Support, and our exclusive focus on cloud computing. We have been successful in attracting and retaining thousands of customers and in growing our business. We are a pioneer in an emerging category, Hybrid Hosting, which combines the benefits of hosted computing on dedicated hardware and on pools of shared resources. We are committed to maintaining our service-centric focus, and we will follow our vision to be considered one of the world’s great service companies.

We offer a portfolio of cloud computing services, including Dedicated Cloud hosting and Public Cloud hosting. The equipment required (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) to deliver services is typically purchased and managed by us.

We sell our services to small and medium-sized businesses as well as large enterprises. During 2011, 25% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we operate a Hong Kong data center and sales office. Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. During 2011, no individual customer accounted for more than 2% of our net revenue.

How We Earn Revenue and Measure Growth

Our subscription-based business model generates approximately 98% of our revenue on a recurring basis. Our customers pay us a recurring fee based on the size and complexity of the IT systems we manage and the level of service intensity we provide, pursuant to service agreements that typically provide for monthly payments. Our Public Cloud service offers pay-as-you go services that are earned and recognized as recurring revenue as the services are provided. Revenue is reduced by credits issued to customers, primarily for service interruptions, and also includes revenue related to customers who have canceled their service. Net revenue for the years ended December 31, 2009, 2010 and 2011 was $629.0 million, $780.6 million and $1,025.1 million, respectively, representing year-over-year increases of 24.1% in 2010 and 31.3% in 2011.

Our revenue growth is primarily due to the increased volume of services provided, both because of an increasing number of new customers and incremental services rendered to existing customers, as well as a broader suite of cloud computing services acquired through acquisitions and research and development activities. “Installed base growth” is a metric we use to measure the growth of revenue derived only from our existing customer base.

Our net revenue is denominated in U.S. dollars as well as other foreign currencies, including the pound sterling, the euro, and the Hong Kong dollar. Changes in related currency exchange rates may affect our net revenue. The increase in net revenue due to foreign currency fluctuations was approximately $8.6 million, or 0.8%, in 2011.

Nature of Our Operating Expenses

Our operating expense categories include cost of revenue, sales and marketing, general and administrative, and depreciation and amortization.

Employee-related costs have historically been the primary driver of our operating expenses, and we expect this to continue. Employee-related costs include items such as wages, commissions, non-equity incentive compensation, vacation, benefits, and share-based compensation. Employee non-equity incentive compensation through our current non-equity incentive plan, in effect since January 1, 2009, is dependent upon the financial results of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense. If company achievement of the pre-set target results in a 10.0% increase in the non-equity incentive compensation percentage payout in a quarter, this would increase total non-equity incentive compensation by approximately $0.6 million on an after-tax basis and increase net income by $0.6 million in that quarter. Company achievement resulting in a 10.0% decrease in the non-equity incentive compensation percentage payout in a quarter would decrease total non-equity incentive compensation by approximately $0.6 million on an after-tax basis and decrease net income by $0.6 million in that quarter. Additionally, the Compensation Committee has the discretion to increase or decrease a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan.

We had 3,262 and 4,040 employees as of December 31, 2010 and 2011, respectively. The year-over-year increase was primarily attributable to increases in our customer and data center support teams, as well as increases in general and administrative positions. To maintain our service focus, our support teams have continued to grow with the growth of our business. Our headcount is expected to increase in 2012 as we continue to grow our business.

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to operate our data centers. The majority of our data center costs vary with the volume of services sold and include: power, bandwidth, and rent; costs associated with licenses; and costs related to maintenance and the replacement of IT equipment components. Our contracts with network operators for bandwidth capacity generally commit us to pay a monthly fee based on usage. Our data centers rely on local and regional utility companies as their primary source of power. We have fixed-price power arrangements with the electricity providers of our Grapevine, Texas and Slough, U.K. data centers that expire in September 2013. We enter into contracts with software providers that allow us to provide licenses to our customers. Our arrangements with these software vendors are typically one to three years in length and we generally pay a fixed fee per license.

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

General and administrative activities are comprised of employee-related costs, professional fees, general corporate costs and overhead. While we continue to invest in our administrative infrastructure and personnel to support our growth, our focus has been and continues to be on scaling these administrative costs.

Depreciation and amortization expense includes amortization of leasehold improvements associated with our data centers and corporate facilities, as well as depreciation of our data center infrastructure and equipment. Amortization expense is also comprised of the amortization of our customer-based intangible assets related to acquisitions, internally developed technology, and software licenses purchased from third-party vendors.

Our operating expenses are denominated in U.S. dollars as well as other foreign currencies, including the pound sterling, the euro, and Hong Kong dollar. Changes in related currency exchange rates may affect our operating results. The increase in operating expenses, due to foreign currency fluctuations, was approximately $6.4 million, or less than 1%, in 2011.

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

Corporate office build-outs - Includes demolition, raised floor, furniture and general building improvements.

Internally developed software and other - Includes salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects, and other projects that meet the criteria for capitalization.

In 2011, we expended cash or entered into lease arrangements for the purchase of customer gear of $196.1 million and incurred data center infrastructure costs of $49.9 million, corporate office build-out costs of $35.8 million and $63.1 million of costs related to internally developed software and other capitalized projects.

Our data center infrastructure is built to accommodate future revenue growth. While we try to minimize the amount of excess capacity, we consider appropriate lead times for these build-outs, which requires us to build capacity ahead of actual revenue growth. We also strive to align our investment in data center infrastructure with our revenue growth to keep utilization rates high. We measure our utilization rate as the power being consumed by all electrical equipment relative to the total available capacity in our data centers excluding portions of the data center that have not been placed on line. We pursue a modular build-out strategy within our data centers that expands the operational footprint when needed. From time to time, we will be required to make significant investments in new data centers or enter into long-term facility leases to support expected growth beyond our ability to build out additional modules in existing facilities.

While many factors may influence our margins, in periods when we make large investments, margins may decrease. Such investments may be made in connection with data center and office expansion, as well as significant product and market development initiatives.

During 2011, we continued to add to our existing data center footprint both in the U.S. and internationally to support our growth. We added more than 100 thousand technical square feet of data center space. In February and August 2011, we modified our operating lease agreement with a subsidiary of DuPont Fabros Technology to lease additional space at our Chicago area data center. In December 2011, we entered into an operating lease agreement with Digital Realty Trust to lease approximately 58,200 technical square feet of data center space in Richardson, Texas. This current strategy of entering into operating lease agreements for data center space reduces the capital investments required to increase our data center square footage.

Disciplined Use of Capital and Management of Profitability

We have achieved net income profitability since the first quarter of 2004 through focused management of capital and profitability. We use the Economic Value Added model (EVA), which was developed by Stern Stewart & Co., as a tool to help ensure our growth and capital investments create stockholder value. Virtually all capital expenditures are evaluated against this metric using a standard cost of capital. EVA is calculated for our product offerings to evaluate our profitability.

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

We have made significant investments in cloud computing. Over the last several years, we have made acquisitions that have expanded our product set into new areas of cloud computing, including private cloud, OpenStack and Rackspace Cloud Builders. We will continue to identify and pursue strategic investments that have the potential to generate savings, enhance our competitive advantage, and increase our capabilities to serve customers.

We have achieved a critical mass that generates long-term cost advantages. Like any service that moves from distributed to centralized production, scale is a factor in ensuring costs are low enough to drive mass adoption. We are able to generate significant cost advantages based on our large installed customer base and growth profile. We purchase large quantities of computing and data center assets, which allows us to negotiate higher volume pricing savings.

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

	Year Ended December 31,
(Dollar amounts in thousands, except average monthly revenue per server and annualized net revenue per average technical square foot)	2009	2010	2011

Growth
Dedicated Cloud, net revenue	$572,606	$679,888	$835,877
Public Cloud, net revenue	$56,381	$100,667	$189,187
Net revenue	$628,987	$780,555	$1,025,064
Revenue growth (year over year)	18.2%	24.1%	31.3%
Net upgrades (monthly average)	1.2%	1.5%	1.9%
Churn (monthly average)	-1.0%	-1.0%	-0.9%
Growth in installed base (monthly average) (2)	0.2%	0.5%	1.0%
Number of customers at period end (3)	90,925	130,291	172,510
Number of employees (Rackers) at period end	2,774	3,262	4,040
Number of servers deployed at period end	56,671	66,015	79,805
Average monthly revenue per server	$1,004	$1,054	$1,157
Profitability
Income from operations	$55,241	$79,602	$123,471
Depreciation and amortization	$125,229	$155,895	$195,412
Share-based compensation expense
Cost of revenue	$2,850	$4,660	$4,220
Sales and marketing	$2,884	$4,241	$2,313
General and administrative	$14,390	$17,723	$22,240
Total share-based compensation expense	$20,124	$26,624	$28,773
Adjusted EBITDA (1)	$200,594	$262,121	$347,656
Adjusted EBITDA margin	31.9%	33.6%	33.9%
Operating income margin	8.8%	10.2%	12.0%
Income from operations	$55,241	$79,602	$123,471
Effective tax rate	35.1%	35.1%	34.4%
Net operating profit after tax (NOPAT) (1)	$35,851	$51,662	$80,997
NOPAT margin	5.7%	6.6%	7.9%
Capital efficiency and returns
Interest bearing debt	$167,386	$131,727	$139,126
Stockholders' equity	$349,427	$438,863	$599,423
Less: Excess cash	$(105,083)	$(79,174)	$(125,865)
Capital base	$411,730	$491,416	$612,684
Average capital base	$390,472	$445,179	$552,328
Capital turnover	1.61	1.75	1.86
Return on capital (1)	9.2%	11.6%	14.7%
Capital expenditures
Purchases of property and equipment, net	$117,292	$144,778	$269,804
Vendor-financed equipment purchases	$68,382	$71,363	$75,090
Total capital expenditures	$185,674	$216,141	$344,894
Customer gear	$108,829	$136,348	$196,096
Data center build outs	$37,208	$38,515	$49,947
Office build outs	$14,672	$8,942	$35,752
Capitalized software and other projects	$24,965	$32,336	$63,099
Total capital expenditures	$185,674	$216,141	$344,894
Infrastructure capacity and utilization
Technical square feet of data center space at period end (4)	162,848	180,173	233,960
Annualized net revenue per average technical square foot	$3,929	$4,477	$4,866
Utilization rate at period end	65.3%	72.0%	68.1%

(1) See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.
(2) Due to rounding, totals may not equal the sum of the line items in the table above.
(3) Customers are counted on an account basis, and therefore a customer with more than one account with us is included as more than one customer. Furthermore, amounts include SaaS customers for Jungle Disk using a Rackspace storage solution. Jungle Disk customers using a third-party storage solution are excluded.

(4)	Technical square footage as of December 31, 2011 excludes 28,460 square feet for unused portions of our data center facilities.

We have historically defined technical square feet of data center space as space that can be utilized to support IT equipment. With respect to square footage and utilization, for data centers that are not yet fully utilized, we include square footage and power capacity based on the agreed upon schedule in the lease agreement. For example, if the agreement has ten phases and we are in phase five, we include 50% of the total square footage and power capacity called for in the lease agreement.

As a result of our strategy to continue leasing data centers, beginning in the first quarter of 2012, we will begin disclosing our total Megawatts under contract, Megawatts available for use and Megawatts utilized as of period-end. We will no longer provide technical square footage as we believe that power is a better metric for evaluating our capacity. The table below shows how the new disclosure would have appeared in the Key Metrics table.

	Year Ended December 31,
(Dollar amounts in thousands)	2009	2010	2011
Megawatts under contract at period end	28.4	32.7	48.1
Megawatts available for use at period end	20.8	23.2	30.7
Megawatts utilized at period end	13.3	16.7	20.9
Net revenue per average Megawatt of power utilized	$53,304	$52,037	$54,065

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

In 2011 we focused on accelerating the growth of our business while maintaining our profits and returns and focusing on the minimal use of cash to achieve our growth.

Growth of Our Business. Our business grew in 2011 with net revenue growth year over year of $244.5 million, or 31.3%, to $1,025.1 million compared to $780.6 million in 2010. Our increase in net revenue was primarily due to increased volume of services provided, due to both an increasing number of new customers and incremental services rendered to existing customers. Year-over-year revenue increases were 22.9% for our Dedicated Cloud hosting service and 87.9% for our Public Cloud hosting service. Also contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the pound sterling. Net revenue in 2011 would have been approximately $8.6 million lower had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Our 2011 performance was the result of a combination of continued market demand for our services as well as our focused execution on our growth strategy. As of December 31, 2011, we served over 172,000 customers running on over 79,000 servers within our data centers in the U.S., the U.K., and Hong Kong, which represented incremental increases in each category as compared to 2010. During 2011, our monthly average churn rate was 0.9%, compared to 1.0% in 2010. Overall, our installed base continued to provide a portion of our growth in 2011, growing at a monthly average rate of 1.0% in 2011, compared to 0.5% in 2010 and 0.2% in 2009, respectively. In the fourth quarter of 2011, our churn rate was 0.8% and installed base growth was 1.2%. The increase in net upgrades is primarily due to an increasing number of larger customers within our customer base, as well as increasing spend by these customers. These larger customers generally have higher net upgrades.

Our revenue growth has moved us into a new competitive landscape where our direct competitors are much larger and stronger financially. We will continue to compete more directly with Amazon, Microsoft, IBM and Google as cloud computing services become increasingly more virtualized. Accordingly, we have been making increased infrastructure investments to complement and leverage Fanatical Support, our principal differentiation from our competitors across our multiple service offerings. Our cloud computing services provide customers with a mission-critical service and world class support, and we believe this provides us with substantial growth opportunities. We believe that by offering a higher service level agreement and extending our support to new technology platforms, our business becomes more capital efficient and our competitive advantage widens as our service capability increases.

Scaling Profits and Returns. While accelerating our revenue growth rate in 2011, profit margins increased as well, particularly during the second half of the year.

Income from operations increased $43.9 million, or 55.2%, to $123.5 million in 2011, compared to $79.6 million in 2010. Operating income margin was 12.0% in 2011 as compared to 10.2% in 2010. Adjusted EBITDA increased $85.6 million, or 32.7%, to $347.7 million in 2011, compared to $262.1 million in 2010. In addition, Adjusted EBITDA as a percentage of revenue was 33.9% in 2011 compared to 33.6% in 2010. See the following section on non-GAAP financial measures for a discussion of Adjusted EBITDA. Net income was $76.4 million or $0.55 per share on a diluted basis in 2011, compared to net income of $46.4 million, or $0.35 per share on a diluted basis in 2010. Net income margin was 7.5% in 2011 as compared to 5.9% in 2010.

Use of Cash. For the year ended December 31, 2011, we had negative adjusted free cash flow of $7.4 million. See below for our discussion of non-GAAP financial measures.

During 2011, we were able to maintain a consistent level of cash and cash equivalents while growing our business by maintaining our disciplined use of capital. Our capital expenditures for 2011 were $344.9 million, of which $75.1 million was vendor-financed, while our cash provided by operating activities was $343.0 million. In 2011, we deployed an additional 13,790 servers, bringing our total servers to 79,805, an increase of 20.9%. As of December 31, 2011, we had $119.1 million in cash deposits and $40.7 million in money market funds.

Company Highlights and Developments

Product and Service Offerings

We continue to invest in our Public Cloud service and believe it is a critical part of our future success. Public cloud continues to emerge as a new technology with high adoption rates and investment, which is reflected in its high revenue growth rate. The primary benefit of Public Cloud is the value proposition that it provides for businesses. It enables them to match costs directly to revenue and to scale up and down on a real-time basis as necessary. We do not believe that Public Cloud will replace traditional Dedicated Cloud hosting offerings. We believe the two complement one another, allowing customers to choose from a portfolio of offerings to meet their business needs.

A focus in our growth strategy is to build our product portfolio to include higher service levels and additional capabilities. We are investing heavily in this strategy and creating new technologies to help businesses leverage the benefits of Public Cloud hosting. Hosted virtual desktop, our managed Cloud service, the U.K. Cloud, and Cloud Load Balancers are a few of the recent examples of new capabilities we have developed that are available in the market today that make us more competitive, drive revenue growth, and improve returns.

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

Consolidated Statements of Income:

	Year Ended December 31,
(In thousands)	2009	2010	2011
Net revenue	$628,987	$780,555	$1,025,064
Costs and expenses:
Cost of revenue	200,943	249,840	309,095
Sales and marketing	79,458	96,207	126,505
General and administrative	168,116	199,011	270,581
Depreciation and amortization	125,229	155,895	195,412
Total costs and expenses	573,746	700,953	901,593
Income from operations	55,241	79,602	123,471
Other income (expense):
Interest expense	(8,950)	(7,984)	(5,848)
Interest and other income (expense)	255	(207)	(1,194)
Total other income (expense)	(8,695)	(8,191)	(7,042)
Income before income taxes	46,546	71,411	116,429
Income taxes	16,328	25,053	40,018
Net income	$30,218	$46,358	$76,411

Consolidated Statements of Income, as a Percentage of Net Revenue:

	Year Ended December 31,
(Percent of net revenue)	2009	2010	2011
Net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.9%	32.0%	30.2%
Sales and marketing	12.6%	12.3%	12.3%
General and administrative	26.7%	25.5%	26.4%
Depreciation and amortization	19.9%	20.0%	19.1%
Total costs and expenses	91.2%	89.8%	88.0%
Income from operations	8.8%	10.2%	12.0%
Other income (expense):
Interest expense	-1.4%	-1.0%	-0.6%
Interest and other income (expense)	0.0%	0.0%	-0.1%
Total other income (expense)	-1.4%	-1.0%	-0.7%
Income before income taxes	7.4%	9.1%	11.4%
Income taxes	2.6%	3.2%	3.9%
Net income	4.8%	5.9%	7.5%
Due to rounding, totals may not equal the sum of the line items in the table above.

Years ended December 31, 2010 and December 31, 2011

Net Revenue

Our net revenue was $780.6 million during 2010 and $1,025.1 million during 2011, an increase of $244.5 million, or 31.3%. The increase in net revenue was primarily due to increased volume of services provided, due to both an increasing number of new customers and incremental services rendered to existing customers. Also contributing to the the revenue increase was the positive impact of a weaker U.S. dollar relative to the pound sterling in 2011 compared to 2010. Net revenue for 2011 would have been approximately $8.6 million lower had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year, with a minimal impact to our margins as the majority of these customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.

Cost of Revenue

Our cost of revenue was $249.8 million during 2010 and $309.1 million during 2011, an increase of $59.3 million, or 23.7%. Of this increase, $31.1 million was attributable to an increase in employee-related expenses due to increases in salaries and benefits of $27.1 million and non-equity incentive compensation of $4.4 million, partially offset by a $0.4 million decrease in share-based compensation expense. These increases were the result of the hiring of data center and support personnel to support our growth and higher percentage attainment against the preset target for non-equity incentive compensation. The cost increase was further attributable to an increase in data center costs of $13.5 million related to bandwidth, power and rent, and an increase in license costs of $11.9 million. The remaining increase was due to small variances in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $96.2 million during 2010 and $126.5 million during 2011, an increase of $30.3 million, or 31.5%. Of this increase, $17.5 million was attributable to an increase in employee-related expenses due to increases in salaries and benefits of $16.1 million and commissions of $3.3 million, partially offset by a $1.9 million decrease in share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. Additionally, advertising and Internet-related marketing expenditures increased $11.5 million. The remaining increase was due to small variances in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $199.0 million during 2010 and $270.6 million during 2011, an increase of $71.6 million, or 36.0%. Of this increase, $48.8 million was attributable to employee-related expenses due to increases in salaries and benefits of $36.9 million, non-equity incentive compensation of $7.4 million, and share-based compensation expense of $4.5 million. These increases are primarily due to additional headcount, higher percentage attainment against the preset target for non-equity incentive compensation and equity awards granted in 2011. Professional fees and legal expenses increased $11.4 million primarily as a result of increased consulting expenses related to accounting and tax services, corporate strategy and internal system maintenance and improvements and various infrastructure projects that were not capitalized. Travel and other employee related expenses such as recruiting fees and relocation increased $4.7 million primarily due to a general increase in hiring during 2011. Additionally, office expenses including rent and maintenance increased $2.0 million, and merchant credit card fees and bad debt increased $2.7 million and $0.6 million, respectively, due to a higher volume of sales. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $155.9 million during 2010 and $195.4 million during 2011, an increase of $39.5 million, or 25.3%. This increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, including increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $8.0 million during 2010 and $5.8 million during 2011, a decrease of $2.2 million, or 27.5%. This decrease was primarily due to the decreased level of indebtedness. Interest expense was partially offset by capitalized interest of $0.6 million during 2010. There was no interest capitalized in 2011.

Interest and other income (expense) was $(0.2) million during 2010 and $(1.2) million during 2011. 2010 included foreign currency losses of $0.7 million compared to foreign currency losses of $0.3 million in 2011 and accretion expense of acquisition-related liabilities of $1.3 million.

Income Taxes

Our effective tax rate was 35.1% and 34.4% in 2010 and 2011, respectively. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, research and development credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 14 – Taxes.”

Years ended December 31, 2009 and 2010

Net Revenue

Our net revenue was $629.0 million during 2009 and $780.6 million during 2010, an increase of $151.6 million, or 24.1%. The increase in net revenue was primarily due to increased volume of services provided, due to both an increasing number of new customers and incremental services rendered to existing customers. Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling in 2010 compared to 2009. Net revenue for 2010 would have been approximately $2.7 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year, with a minimal impact to our margins as the majority of these customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. Net revenue in 2009 was negatively impacted by two service interruptions, which resulted in a total of $3.7 million in service credits. There were no significant service interruptions in 2010.

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

Sales and Marketing Expenses

Our sales and marketing expenses were $79.5 million during 2009 and $96.2 million during 2010, an increase of $16.7 million, or 21.0%. Of this increase, $11.4 million was attributable to an increase in employee-related expenses due to increases in salaries and benefits of $5.3 million, commissions of $4.1 million, share-based compensation expense of $1.4 million and non-equity incentive compensation of $0.6 million. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. Additionally, advertising and Internet-related marketing expenditures increased $3.3 million, and travel and other employee-related expenses increased $2.0 million.

General and Administrative Expenses

Our general and administrative expenses were $168.1 million during 2009 and $199.0 million during 2010, an increase of $30.9 million, or 18.4%. Of this increase, $19.0 million was attributable to employee-related expenses due to increases in salaries and benefits of $13.4 million, non-equity incentive compensation of $2.3 million, and share-based compensation expense of $3.3 million. These increases are primarily due to additional headcount, higher percentage attainment against the preset target for non-equity incentive compensation and equity awards granted in 2010. Professional fees increased $3.6 million primarily as a result of increased consulting expenses related to accounting and tax services, corporate strategy and internal system maintenance and improvements, and incremental software and maintenance costs of $1.6 million. Travel and other employee-related expenses such as recruiting fees and relocation increased $5.4 million primarily due to the addition of several executive level positions and a general increase in hiring during 2010. Additionally, property tax increased $2.0 million due to the addition of data center facilities. We also experienced an increase in merchant credit card fees of $1.8 million due to higher volume of sales in 2010. The overall increase was partially offset by a decrease in bad debt expense of $2.0 million due to a positive change in customer payment patterns and increased cash collections. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $125.2 million during 2009 and $155.9 million during 2010, an increase of $30.7 million, or 24.5%. This increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets, including increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software, as well as intangible assets acquired through acquisitions.

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

Quarterly Key Metrics and Results of Operations

The following tables set forth our unaudited quarterly key metrics and condensed consolidated statement of operations data in dollars and as a percentage of revenue for each of our most recent five quarters as of the period ended December 31, 2011. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this document and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information together with our consolidated financial statements and related notes included elsewhere in this document. Our quarterly results of operations may fluctuate in the future due to a variety of factors. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server and annualized net revenue per average technical square foot)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Growth
Dedicated Cloud, net revenue	$183,311	$192,895	$204,275	$213,899	$224,808
Public Cloud, net revenue	$31,415	$37,107	$42,954	$50,673	$58,453
Net revenue	$214,726	$230,002	$247,229	$264,572	$283,261
Revenue growth (year over year)	26.7%	28.6%	32.0%	32.5%	31.9%
Net upgrades (monthly average)	1.6%	1.8%	1.8%	1.8%	2.0%
Churn (monthly average)	-1.0%	-0.9%	-0.9%	-0.9%	-0.8%
Growth in installed base (monthly average) (2)	0.6%	0.9%	0.9%	0.9%	1.2%
Number of customers at period end (3)	130,291	142,441	152,578	161,422	172,510
Number of employees (Rackers) at period end	3,262	3,492	3,712	3,799	4,040
Number of servers deployed at period end	66,015	70,473	74,028	78,717	79,805
Average monthly revenue per server	$1,101	$1,123	$1,141	$1,155	$1,191
Profitability
Income from operations	$23,408	$23,983	$28,653	$31,070	$39,765
Depreciation and amortization	$41,529	$44,098	$46,952	$49,518	$54,844
Share-based compensation expense
Cost of revenue	$1,223	$1,412	$756	$1,005	$1,047
Sales and marketing (4)	$1,052	$1	$609	$864	$839
General and administrative	$4,812	$6,397	$4,618	$5,526	$5,699
Total share-based compensation expense	$7,087	$7,810	$5,983	$7,395	$7,585
Adjusted EBITDA (1)	$72,024	$75,891	$81,588	$87,983	$102,194
Adjusted EBITDA margin	33.5%	33.0%	33.0%	33.3%	36.1%
Operating income margin	10.9%	10.4%	11.6%	11.7%	14.0%
Income from operations	$23,408	$23,983	$28,653	$31,070	$39,765
Effective tax rate	37.2%	38.3%	33.8%	31.7%	34.5%
Net operating profit after tax (NOPAT) (1)	$14,700	$14,798	$18,968	$21,221	$26,046
NOPAT margin	6.8%	6.4%	7.7%	8.0%	9.2%
Capital efficiency and returns
Interest bearing debt	$131,727	$134,905	$138,841	$144,152	$139,126
Stockholders' equity	$438,863	$478,307	$511,843	$551,049	$599,423
Less: Excess cash	$(79,174)	$(106,268)	$(102,358)	$(92,931)	$(125,865)
Capital base	$491,416	$506,944	$548,326	$602,270	$612,684
Average capital base	$471,119	$499,180	$527,635	$575,298	$607,477
Capital turnover (annualized)	1.82	1.84	1.87	1.84	1.87
Return on capital (annualized) (1)	12.5%	11.9%	14.4%	14.8%	17.2%
Capital expenditures
Purchases of property and equipment, net	$46,884	$57,651	$74,754	$70,379	$67,020
Vendor-financed equipment purchases	$16,596	$19,009	$20,567	$23,179	$12,335
Total capital expenditures	$63,480	$76,660	$95,321	$93,558	$79,355
Customer gear	$38,052	$46,300	$48,777	$53,643	$47,376
Data center build outs	$9,754	$9,173	$17,491	$16,715	$6,568
Office build outs	$5,145	$2,957	$14,074	$8,806	$9,915
Capitalized software and other projects	$10,529	$18,230	$14,979	$14,394	$15,496
Total capital expenditures	$63,480	$76,660	$95,321	$93,558	$79,355
Infrastructure capacity and utilization
Technical square feet of data center space at period end (5)	180,173	181,848	198,868	227,988	233,960
Annualized net revenue per average technical square foot	$4,807	$5,083	$5,195	$4,959	$4,906
Utilization rate at period end	72.0%	76.7%	72.9%	69.0%	68.1%

(1) See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.
(2) Due to rounding, totals may not equal the sum of the line items in the table above.
(3) Customers are counted on an account basis, and therefore a customer with more than one account with us is included as more than one customer. Furthermore, amounts include SaaS customers for Jungle Disk using a Rackspace storage solution. Jungle Disk customers using a third-party storage solution are excluded.
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

(5)	Technical square footage as of December 31, 2011 excludes 28,460 square feet for unused portions of our data center facilities.

As noted above in the annual Key Metrics table, beginning in the first quarter of 2012, we will begin disclosing our total Megawatts under contract, Megawatts available for use and Megawatts utilized as of period-end. We will no longer provide technical square footage as we believe that power is a better metric for evaluating our capacity. The table below shows how the new disclosure would have appeared in the quarterly Key Metrics table.

	Three Months Ended
(Dollar amounts in thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Megawatts under contract at period end	32.7	35.7	38.0	41.9	48.1
Megawatts available for use at period end	23.2	24.7	27.0	29.7	30.7
Megawatts utilized at period end	16.7	18.0	19.0	20.2	20.9
Annualized net revenue per average Megawatt of power utilized	$53,019	$53,026	$53,455	$53,994	$55,136

Consolidated Statements of Income by Quarter

	Three Months Ended
(In thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Unaudited)
Net revenue	$214,726	$230,002	$247,229	$264,572	$283,261
Costs and expenses:
Cost of revenue	66,747	69,742	74,057	82,445	82,851
Sales and marketing	26,294	29,738	31,477	31,838	33,452
General and administrative	56,748	62,441	66,090	69,701	72,349
Depreciation and amortization	41,529	44,098	46,952	49,518	54,844
Total costs and expenses	191,318	206,019	218,576	233,502	243,496
Income from operations	23,408	23,983	28,653	31,070	39,765
Other income (expense):
Interest expense	(1,897)	(1,491)	(1,522)	(1,531)	(1,304)
Interest and other income (expense)	57	(78)	(614)	(276)	(226)
Total other income (expense)	(1,840)	(1,569)	(2,136)	(1,807)	(1,530)
Income before income taxes	21,568	22,414	26,517	29,263	38,235
Income taxes	8,029	8,593	8,956	9,281	13,188
Net income	$13,539	$13,821	$17,561	$19,982	$25,047

Consolidated Statements of Income by Quarter, as a Percentage of Net Revenue

	Three Months Ended
(Percent of net revenue)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.1%	30.3%	30.0%	31.2%	29.2%
Sales and marketing	12.2%	12.9%	12.7%	12.0%	11.8%
General and administrative	26.4%	27.1%	26.7%	26.3%	25.5%
Depreciation and amortization	19.3%	19.2%	19.0%	18.7%	19.4%
Total costs and expenses	89.1%	89.6%	88.4%	88.3%	86.0%
Income from operations	10.9%	10.4%	11.6%	11.7%	14.0%
Other income (expense):
Interest expense	-0.9%	-0.6%	-0.6%	-0.6%	-0.5%
Interest and other income (expense)	0.0%	0.0%	-0.2%	-0.1%	-0.1%
Total other income (expense)	-0.9%	-0.7%	-0.9%	-0.7%	-0.5%
Income before income taxes	10.0%	9.7%	10.7%	11.1%	13.5%
Income taxes	3.7%	3.7%	3.6%	3.5%	4.7%
Net income	6.3%	6.0%	7.1%	7.6%	8.8%
Due to rounding, totals may not equal the sum of the line items in the table above.

Liquidity and Capital Resources

At December 31, 2011, we held $159.9 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor-financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

We do not have a significant amount of cash holdings in foreign countries. If these funds are repatriated, we will need to accrue and pay taxes; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs.

On September 26, 2011, we entered into a revolving credit facility with a syndicate of seven banks led by JPMorgan Chase. This facility replaces our previous credit facility, which was due to expire in August 2012. The new credit facility has a total commitment in the amount of $200 million and matures in September 2016.  The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of December 31, 2011, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of December 31, 2011 there was no amount outstanding under the new facility except for an outstanding letter of credit of $0.4 million, resulting in an additional $199.6 million being available for future borrowings.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2010 and 2011, we had $131.7 million and $139.1 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we expect to continue to finance at least some of our equipment purchases through these arrangements.

Capital Expenditure Requirements

In 2012, we expect to have capital expenditures between $335 million and $405 million in the aggregate, consisting of $210 million to $250 million for customer gear, $25 million to $35 million for data center infrastructure costs, $25 million to $35 million for office build-outs, and $75 million to $85 million for capitalized software and other projects.

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

We currently believe that current cash and cash equivalents, cash generated by operations and available borrowings through vendor financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future. Our long-term future capital requirements will depend on many factors, most importantly our revenue growth and our investments in new technologies and services. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. As our business continues to grow, our need for data center capacity will also grow.  Most recently we have financed data center growth through leasing activities, and we will continue to evaluate all opportunities to secure further data center capacity in the future.  We could be required, or could elect, to seek additional funding in the form of debt or equity.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2009	2010	2011
Cash provided by operating activities	$196,868	$244,235	$342,985
Cash used in investing activities	$(124,114)	$(175,197)	$(270,588)
Cash used in financing activities	$(187,287)	$(89,402)	$(17,190)
Acquisition of property and equipment by capital leases and equipment notes payable	$68,382	$71,363	$75,090

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $244.2 million in 2010 compared to $343.0 million in 2011, an increase of $98.8 million, or 40.5%.  Net income increased from $46.4 million in 2010 to $76.4 million in 2011.  A summary of the significant changes in non-cash adjustments affecting net income is as follows:

•
Depreciation and amortization expense was $155.9 million in 2010 compared to $195.4 million in 2011.  The increase in depreciation and amortization was due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•	Our provision for bad debts and customer credits increased from $4.3 million in 2010 to $5.9 million in 2011 due to the increases in net revenue and accounts receivable.

•
The change in deferred income taxes created a $6.8 million increase to cash flow from operating activities in 2010 compared to a $14.0 million increase in 2011. The change in deferred income taxes is due to the utilization of existing net operating losses as part of the intellectual property transfer to an offshore subsidiary. See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 14 – Taxes.”

•
The change in deferred rent created a $7.1 million non-cash increase to cash flow from operating activities in 2010 compared to a $9.5 million increase in 2011.  The change resulted from data center lease arrangements that were entered into in 2009, 2010 and 2011 with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period.

•
Share-based compensation expense was $26.6 million in 2010 compared to $28.8 million in 2011.  The increase in expense was due to incremental stock options and restricted stock units granted in 2010 and 2011.

A summary of changes in assets and liabilities impacting operating cash flows is as follows:

•	The change in accounts receivable was a cash outflow of $12.9 million in 2010 compared to a cash outflow of $26.8 million in 2011. Accounts receivable increased due to the increase in sales.

•
The change in income taxes receivable was a cash inflow of $2.6 million in 2010 compared to a cash inflow of $4.4 million in 2011.  We received federal income tax refunds totaling $4.5 million in 2011 compared to federal income tax refunds of $8.4 million received in 2010 related to a carryback claim for our loss.

•
The change in prepaid expenses and other current assets was a cash outflow of $10.1 million in 2010 compared to a cash outflow of $2.6 million in 2011. The change in cash outflow is the result of making increased license prepayments beginning in 2010 that continued into 2011.

•
The change in accounts payable and accrued expenses created a $16.8 million cash inflow in 2010 compared to a $57.5 million cash inflow in 2011.  The changes resulted from the timing of payments for trade payables and payroll-related expenses.

Net cash provided by operating activities was $196.9 million in 2009 compared to $244.2 million in 2010, an increase of $47.3 million or 24.0%. Net income increased from $30.2 million in 2009 to $46.4 million in 2010.

During 2009 and 2010, we incurred depreciation and amortization charges in the amount of $125.2 million and $155.9 million, respectively. The increase in depreciation and amortization was due to the purchases of servers, networking gear and computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as amortization of intangibles related to acquisitions. We further incurred non-cash compensation expense in the amount of $20.1 million and $26.6 million in 2009 and 2010, respectively. The increase was due to stock options and restricted stock units granted in 2009 and 2010.

The changes in certain assets and liabilities in 2010 was a cash outflow of $1.2 million compared to a cash outflow of $3.8 million in 2009. The cash outflows in each year primarily consisted of increases in accounts receivable due to the increase in sales each year.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $175.2 million during 2010 compared to $270.6 million during 2011, an increase of $95.4 million, or 54.5%.  The increase was primarily due to an increase in the purchase of property and equipment of $125.0 million, partially offset by a $28.9 million decrease related to acquisitions.

The combined total of capital expenditures for property and equipment, net, increased from $216.1 million during 2010 to $344.9 million in 2011. Of the 2011 amount, $196.1 million was used to purchase dedicated customer equipment, $49.9 million for data center build-outs, $35.8 million related to build-out of office space and $63.1 million was invested in capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements increased from $71.4 million during 2010 to $75.1 million during 2011.

Our net cash used in investing activities was $124.1 million during 2009 compared to $175.2 million during 2010, an increase of $51.1 million, or 41.2%. This increase was primarily due to an increase in the purchase of property and equipment of $27.5 million and a $29.9 million increase related to acquisitions.

The combined total of capital expenditures for property and equipment, net, increased from $185.7 million during 2009 to $216.1 million in 2010. Of the 2010 amount, $136.3 million was used to purchase dedicated customer equipment, $38.5 million for data center build-outs, $9.0 million related to build-out of office space and $32.3 million was invested in capitalized software, including internally developed software that is focused on improving our service offerings, and other purchases.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements increased from $68.4 million during 2009 to $71.4 million during 2010.

 Financing Activities

Net cash used in financing activities was $89.4 million during 2010 compared to $17.2 million during 2011, a decrease of $72.2 million, or 80.8%. Principal payments on capital leases and notes payable were $57.0 million in 2010 compared to $67.7 million in 2011.  Cash proceeds from employee stock plans increased from $15.3 million in 2010 to $36.3 million in 2011 due to increased stock option exercise activity. Additionally, in 2011, there were cash outflows of $1.1 million for payments of debt issuance costs related to our new revolving credit agreement and $5.3 million for payments of earn-out provisions related to our December 2010 acquisition. Our net leverage as of December 31, 2011 was 0.1 times.  See below for our discussion of non-GAAP financial measures.

Net cash used in financing activities was $187.3 million during 2009 compared to $89.4 million during 2010, a change of $97.9 million, or 52.3%. This change was due primarily to a decrease in net payments to our revolving line of credit from $150 million in 2009 to $50 million in 2010.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2011:

(In thousands)	Total	2012	2013-2014	2015-2016	2017 and Beyond
	(Unaudited)
Capital leases (1)	$144,284	$69,840	$71,907	$2,537	$—
Operating leases	742,722	35,426	89,395	98,505	519,396
Purchase obligations	52,927	47,574	5,295	58	—
Software and equipment notes (1)	885	885	—	—	—
Total contractual obligations	$940,818	$153,725	$166,597	$101,100	$519,396

(1)	Represents principal and interest.

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

In December 2011, we entered into a lease for a new data center in Richardson, Texas for approximately 58,200 square feet of raised floor space. The lease provides for two separate commencement dates, anticipated as August 1, 2012 and August 1, 2015, with each commencement date applicable for one-half of the total leased space. The initial term is 15 years from the respective commencement date, and upon the expiration of each of these terms, Rackspace has the option to renew the lease for the applicable space for one additional 10-year period. At any time during the lease, Rackspace has the right to terminate the lease with respect to up to half of the total leased space, subject to a penalty. Rackspace's total estimated financial obligation for the leased space over the 15-year terms is approximately $134 million.

Purchase obligations

Our purchase obligations are primarily related to costs associated with our data centers including bandwidth, electricity, and consulting services, as well as commitments to purchase hardware and to prepay for certain software licenses.

Software and Equipment Notes

We finance certain software and equipment from third-party vendors. The terms of these arrangements are generally one to five years. The interest rates on the arrangements range from 0.0% to 6.0%.

Uncertain Tax Positions

We have excluded $2.3 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) / Average capital base

NOPAT = Income from operations x (1 – Effective tax rate)

Average capital base = Average of (Interest bearing debt + stockholders’ equity – excess cash) = Average of (Total assets – excess cash – accounts payables and accrued expenses – deferred revenue – other non-current liabilities, deferred income taxes, and deferred rent); calculated on a quarterly basis.

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

We believe that ROC is an important metric for investors in evaluating our company’s performance. ROC relates after-tax operating profits with the capital that is placed into service. It is therefore a performance metric that incorporates both the Statement of Income and the Balance Sheet.  ROC measures how successfully capital is deployed within a company.

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

ROC increased from 9.2% in 2009 to 11.6% in 2010 and increased to 14.7% in 2011.  The increase in the current year is due to income from operations increasing at a faster pace than our average capital base over that time period. Return on assets increased from 4.7% in 2009 to 6.4% in 2010 and 8.5% in 2011. The increases are due to net income increasing at a faster pace than our average asset balance.

See our reconciliation of the calculation of annual return on assets to ROC in the following table:

	Year Ended December 31,
(In thousands)	2009	2010	2011
Income from operations	$55,241	$79,602	$123,471
Effective tax rate	35.1%	35.1%	34.4%
Net operating profit after tax (NOPAT)	$35,851	$51,662	$80,997

Net income	$30,218	$46,358	$76,411

Total assets at period end	$668,645	$761,577	$1,026,482
Less: Excess cash	(105,083)	(79,174)	(125,865)
Less: Accounts payable and accrued expenses	(89,773)	(111,645)	(156,004)
Less: Deferred revenue (current and non-current)	(19,444)	(18,749)	(18,281)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(42,615)	(60,593)	(113,648)
Capital base	$411,730	$491,416	$612,684

Average total assets	$647,493	$720,521	$895,545
Average capital base	$390,472	$445,179	$552,328

Return on assets (Net income/Average total assets)	4.7%	6.4%	8.5%
Return on capital (NOPAT/Average capital base)	9.2%	11.6%	14.7%

See our reconciliation of the calculation of quarterly return on assets to ROC in the following table:

	Three Months Ended
(In thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Income from operations	$23,408	$23,983	$28,653	$31,070	$39,765
Effective tax rate	37.2%	38.3%	33.8%	31.7%	34.5%
Net operating profit after tax (NOPAT)	$14,700	$14,798	$18,968	$21,221	$26,046

Net income	$13,539	$13,821	$17,561	$19,982	$25,047

Total assets at period end	$761,577	$831,414	$887,576	$970,677	$1,026,482
Less: Excess cash	(79,174)	(106,268)	(102,358)	(92,931)	(125,865)
Less: Accounts payable and accrued expenses	(111,645)	(132,308)	(145,609)	(148,464)	(156,004)
Less: Deferred revenue (current and non-current)	(18,749)	(19,149)	(18,687)	(17,772)	(18,281)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(60,593)	(66,745)	(72,596)	(109,240)	(113,648)
Capital base	$491,416	$506,944	$548,326	$602,270	$612,684

Average total assets	$760,888	$796,496	$859,495	$929,127	$998,580
Average capital base	$471,119	$499,180	$527,635	$575,298	$607,477

Return on assets (annualized)	7.1%	6.9%	8.2%	8.6%	10.0%
Return on capital (annualized)	12.5%	11.9%	14.4%	14.8%	17.2%

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

Adjusted EBITDA increased $85.6 million, or 32.7%, from $262.1 million in 2010 to $347.7 million in 2011.  Adjusted EBITDA as a percentage of revenue increased from 33.6% in 2010 to 33.9% in 2011.  The primary driver of the increase in Adjusted EBITDA percentage was a decrease in Cost of Revenue expenses as a percentage of revenue, partially offset by an increase in General and Administrative expenses as a percentage of revenue.  Also impacting our results were changes in non-cash deferred rent and non-equity incentive compensation. Non-cash rent increased from $7.1 million in 2010 to $9.5 million in 2011.  Overall, non-equity incentive compensation increased $11.8 million due to an increase in the payout percentage and increased headcount.

See our annual Adjusted EBITDA reconciliation below.

	Year Ended December 31,
(Dollars in thousands)	2009	2010	2011

Net revenue	$628,987	$780,555	$1,025,064

Income from operations	$55,241	$79,602	$123,471

Net income	$30,218	$46,358	$76,411
Plus: Income taxes	16,328	25,053	40,018
Plus: Total other (income) expense	8,695	8,191	7,042
Plus: Depreciation and amortization	125,229	155,895	195,412
Plus: Share-based compensation expense	20,124	26,624	28,773
Adjusted EBITDA	$200,594	$262,121	$347,656

Operating income margin	8.8%	10.2%	12.0%

Adjusted EBITDA margin	31.9%	33.6%	33.9%

See our quarterly Adjusted EBITDA reconciliation below.

	Three Months Ended
(Dollars in thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Net revenue	$214,726	$230,002	$247,229	$264,572	$283,261

Income from operations	$23,408	$23,983	$28,653	$31,070	$39,765

Net income	$13,539	$13,821	$17,561	$19,982	$25,047
Plus: Income taxes	8,029	8,593	8,956	9,281	13,188
Plus: Total other (income) expense	1,840	1,569	2,136	1,807	1,530
Plus: Depreciation and amortization	41,529	44,098	46,952	49,518	54,844
Plus: Share-based compensation expense	7,087	7,810	5,983	7,395	7,585
Adjusted EBITDA	$72,024	$75,891	$81,588	$87,983	$102,194

Operating income margin	10.9%	10.4%	11.6%	11.7%	14.0%

Adjusted EBITDA margin	33.5%	33.0%	33.0%	33.3%	36.1%

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

Year Ended
(In thousands)	December 31, 2011
Adjusted EBITDA	$347,656
Non-cash deferred rent	9,471
Total capital expenditures	(344,894)
Cash payments for interest, net	(5,445)
Cash payments for income taxes, net	(14,192)
Adjusted free cash flow	$(7,404)

Net Leverage (Non-GAAP financial measure)

We define Net Leverage as Net Debt divided by Adjusted EBITDA (trailing twelve months). We believe that Net Leverage is an important metric for investors in evaluating a company’s liquidity. Note that Net Leverage is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our Net Leverage calculation below.

(Dollars in thousands)	As of
	December 31, 2011
Obligations under capital leases	$138,247
Debt	879
Total debt	$139,126
Less: Cash and cash equivalents	(159,856)
Net debt	$(20,730)
Adjusted EBITDA (trailing twelve months)	$347,656
Net leverage	(0.06)	x

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, service has been provided to the customer, the amount of fees to be paid by the customer is fixed or determinable, and collectibility is reasonably assured. Because we provide our cloud computing services to our customers and do not sell individual hardware and software products, we generally recognize cloud computing revenue, including implementation and set-up fees, on a monthly basis, beginning on the date the customer commences use of our services. For services that are billed according to customer usage, revenue is recognized in the month in which the usage is provided. Implementation fees are amortized over the estimated average customer life. If a customer terminates its relationship with us before the expiration of the estimated average customer life, any unamortized installation fees are recognized as revenue at that time. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of prepaid service fees and set-up fees. Professional services are recognized in the period services are provided.

Our customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event that a customer cancels their contract, they are not entitled to a refund for services already rendered.

Valuation of Accounts Receivable and Service Credits

Estimates that further impact revenue recognition relate primarily to the allowance for doubtful accounts and customer service credits. Both estimates are relatively predictable based on historical experience.

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

All of our customer agreements provide that we will achieve certain service levels. To the extent that such service levels are not achieved, we record service credits, which are a reduction to revenue, and a corresponding increase in the allowance for customer credits to provide for estimated adjustments to receivables. We base these provisions on historical experience and evaluate the estimate of service credits on a regular basis and adjust the amount reserved accordingly.

Property, Equipment and Other Long-Lived Assets

In providing services to our customers, we utilize significant amounts of property and equipment, which we depreciate on a straight-line basis over their estimated useful lives. Changes in technology or changes in the intended use of property and equipment may cause the estimated useful life or the value of these assets to change, so we periodically review the appropriateness of the estimated economic useful lives for each category of property and equipment.

Periodically we assess potential impairment of our property and equipment. Whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, we perform an impairment review by comparing the carrying amount of the asset or asset group to the net future undiscounted cash flows that the asset is expected to generate. If necessary, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. There were no impairment charges recorded in 2009, 2010 or 2011.

Goodwill

Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is evaluated for impairment on an annual basis on October 1st, or whenever events or circumstances indicate that impairment may have occurred. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We evaluate our reporting units annually and, if necessary, reassign goodwill using a relative fair value allocation approach. We estimate the fair value of our reporting units using a discounted cash flow methodology, which requires significant judgments, including estimation of future cash flows, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

We did not identify any triggering events in 2011 that would require an update to our annual impairment test. Additionally, upon conclusion of our 2011 annual test, we noted that the fair value of each of our reporting units with goodwill was substantially in excess of the carrying value of the respective reporting unit’s net assets.

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

Software Development

We capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects. If a project constitutes an enhancement to previously developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus resulting in capitalization. All other software development costs are expensed as incurred. We generally amortize capitalized software development costs over periods ranging from 12 to 36 months, which represents the estimated useful lives of the software.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Historically, our effective tax rates have not differed significantly from the statutory rate, and any differences are primarily due to the tax impact of foreign operations, research and development tax credits, state taxes, contingency reserves for uncertain tax positions and certain benefits realized related to stock option activity. Our effective tax rates were 35.1%, 35.1% and 34.4% for 2009, 2010 and 2011, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Recent Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies.”

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices. We are a large consumer of power. During 2011, we expensed approximately $22.4 million that was paid to utility companies to power our data centers, representing 2.2% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. We currently have a fixed-price power contract with the provider of electricity for our Grapevine data center that expires in September 2013. The contract allows the company to periodically convert the price to a floating market price during the arrangement. We also have a power contract for our facility in Slough U.K. that allows us to procure power either on a fixed price or on a variable price basis, which also expires in September 2013. We have fixed the price of the majority of the load through September 2012. These contracts have been designated as meeting the normal purchases and normal sales exception and thus are not accounted for as derivatives.

In 2010, the U.K.’s carbon emission trading scheme (CRC Energy Efficiency Scheme) came into operation. Based on certain criteria, we are required to register under the CRC’s second phase, which begins in April 2012. Under the scheme’s second phase, the period commencing April 2012 to March 2013 is a qualification period during which we will be required to officially measure our carbon dioxide emissions. The period from April 2013 to March 2014 is then considered the footprint year under which participant companies are required to track and report their carbon dioxide emissions to the regulatory body. Beginning June 2014, participants will be required to purchase allowances to offset their carbon dioxide emissions. The purchase of these allowances will increase the cost of power; however, the full financial impact of this scheme will not be determined until April 2013 when we will need to register in the scheme's second phase. No legislation has been enacted to date that would impact our U.S. or Hong Kong data centers.

Interest Rates. Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. As of December 31, 2011, the outstanding balance of credit facility was $0, and therefore we have limited interest rate risk.

Leases. The majority of our purchases of customer gear are vendor-financed through capital leases with fixed payment terms generally over three to five years, coinciding with the depreciation period of the equipment. As of December 31, 2011, we have a principal liability for these leases of $138.2 million on our consolidated balance sheet, of which $66.0 million is classified as current. Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or the borrowing rates, which are fixed rates, may increase.

Foreign Currencies. The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries, which are denominated in both U.S. dollars and the pound sterling. During 2011, we recognized foreign currency losses of $0.3 million within other income (expense). We have not entered into any currency hedging contracts, although we may do so in the future. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE HOSTING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited the accompanying consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rackspace Hosting, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited Rackspace Hosting, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rackspace Hosting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Antonio, Texas
February 17, 2012

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2010	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$104,941	$159,856
Accounts receivable, net of allowance for doubtful accounts and customer credits of $2,846 as of December 31, 2010 and $3,420 as of December 31, 2011	47,734	68,709
Income taxes receivable	4,397	—
Deferred income taxes	6,416	9,841
Prepaid expenses	16,738	22,006
Other current assets	5,219	2,953
Total current assets	185,445	263,365

Property and equipment, net	495,228	627,490
Goodwill	57,147	59,993
Intangible assets, net	9,675	26,034
Other non-current assets	14,082	49,600
Total assets	$761,577	$1,026,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,645	$156,004
Current portion of deferred revenue	15,822	14,835
Current portion of obligations under capital leases	59,763	66,031
Current portion of debt	1,912	879
Total current liabilities	189,142	237,749

Non-current deferred revenue	2,927	3,446
Non-current obligations under capital leases	69,173	72,216
Non-current debt	879	—
Non-current deferred income taxes	35,238	68,781
Non-current deferred rent	14,595	23,343
Other non-current liabilities	10,760	21,524
Total liabilities	322,714	427,059

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 126,950,468 shares issued and outstanding as of December 31, 2010; 131,912,829 shares issued and outstanding as of December 31, 2011	127	132
Additional paid-in capital	296,571	383,031
Accumulated other comprehensive loss	(12,416)	(14,732)
Retained earnings	154,581	230,992
Total stockholders’ equity	438,863	599,423
Total liabilities and stockholders’ equity	$761,577	$1,026,482

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2009	2010	2011

Net revenue	$628,987	$780,555	$1,025,064
Costs and expenses:
Cost of revenue	200,943	249,840	309,095
Sales and marketing	79,458	96,207	126,505
General and administrative	168,116	199,011	270,581
Depreciation and amortization	125,229	155,895	195,412
Total costs and expenses	573,746	700,953	901,593
Income from operations	55,241	79,602	123,471
Other income (expense):
Interest expense	(8,950)	(7,984)	(5,848)
Interest and other income (expense)	255	(207)	(1,194)
Total other income (expense)	(8,695)	(8,191)	(7,042)
Income before income taxes	46,546	71,411	116,429
Income taxes	16,328	25,053	40,018
Net income	$30,218	$46,358	$76,411

Net income per share
Basic	$0.25	$0.37	$0.59
Diluted	$0.24	$0.35	$0.55

Weighted average number of shares outstanding
Basic	120,570	125,097	129,922
Diluted	127,420	133,429	138,064

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2009	2010	2011
Cash Flows From Operating Activities
Net income	$30,218	$46,358	$76,411
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	125,229	155,895	195,412
Loss on disposal of equipment, net	1,027	758	247
Provision for bad debts and customer credits	10,347	4,330	5,913
Deferred income taxes	9,379	6,788	13,991
Deferred rent	4,378	7,064	9,471
Share-based compensation expense	20,124	26,624	28,773
Excess tax benefits from share-based compensation arrangements	—	(2,370)	(20,627)
Changes in certain assets and liabilities
Accounts receivable	(17,075)	(12,864)	(26,805)
Income taxes receivable	4,809	2,606	4,397
Prepaid expenses and other current assets	(2,313)	(10,125)	(2,597)
Accounts payable and accrued expenses	15,168	16,765	57,476
Deferred revenue	(1,163)	(488)	(482)
All other operating activities	(3,260)	2,894	1,405
Net cash provided by operating activities	196,868	244,235	342,985

Cash Flows From Investing Activities
Purchases of property and equipment, net	(117,292)	(144,778)	(269,804)
Acquisitions, net of cash acquired	—	(29,854)	(952)
Earn-out payments for acquisitions	(6,822)	(490)	—
All other investing activities	—	(75)	168
Net cash used in investing activities	(124,114)	(175,197)	(270,588)

Cash Flows From Financing Activities
Principal payments of capital leases	(44,680)	(52,129)	(65,778)
Principal payments of notes payable	(6,729)	(4,893)	(1,913)
Payments on line of credit	(150,000)	(50,000)	—
Payments for debt issuance costs	(367)	—	(1,114)
Payments of earn-out provisions for acquisitions	—	—	(5,299)
Proceeds from employee stock plans	14,489	15,250	36,287
Excess tax benefits from share-based compensation arrangements	—	2,370	20,627
Net cash used in financing activities	(187,287)	(89,402)	(17,190)

Effect of exchange rate changes on cash and cash equivalents	1,551	(120)	(292)

Increase (decrease) in cash and cash equivalents	(112,982)	(20,484)	54,915

Cash and cash equivalents, beginning of period	238,407	125,425	104,941

Cash and cash equivalents, end of period	$125,425	$104,941	$159,856

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$64,692	$71,363	$75,090
Acquisition of property and equipment by notes payable	3,690	—	—
Vendor financed equipment purchases	$68,382	$71,363	$75,090

Shares issued in business combinations	$8,680	$510	$—
Cash payments for interest, net of amount capitalized	$8,213	$7,743	$5,577
Cash payments for income taxes	$8,651	$20,112	$19,088
See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Years Ended December 31, 2009, 2010, and 2011
	Common Stock		Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders' equity
(in thousands except share data)	Shares	Amount
Balance at December 31, 2008	117,154,094	$117	$207,589	$(16,027)	$78,005	$269,684
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $0)	5,723,772	6	14,023			14,029
Issuance of common stock to board of directors	50,376	—	462			462
Issuance of common stock (earn-out)	818,899	1	8,679			8,680
Issuance of shares from Employee Stock Purchase Plan	26,836	—	460			460
Total issuance of common stock	6,619,883	7	23,624			23,631
Share-based compensation expense			20,124			20,124
Comprehensive income:
Net income					30,218	30,218
Unrealized gain on derivative instrument, net of tax effect				704		704
Cumulative translation adjustment				5,066		5,066
Total comprehensive income						35,988
Balance at December 31, 2009	123,773,977	$124	$251,337	$(10,257)	$108,223	$349,427
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $2,370)	3,101,687	3	17,017			17,020
Stock-based activity and issuance of common stock to board of directors	21,021	—	484			484
Issuance of common stock (earn-out)	27,080	—	510			510
Issuance of shares from Employee Stock Purchase Plan	26,703	—	599			599
Total issuance of common stock	3,176,491	3	18,610			18,613
Share-based compensation expense			26,624			26,624
Comprehensive income:
Net income					46,358	46,358
Unrealized gain on derivative instrument, net of tax effect				1,182		1,182
Cumulative translation adjustment				(3,341)		(3,341)
Total comprehensive income						44,199
Balance at December 31, 2010	126,950,468	$127	$296,571	$(12,416)	$154,581	$438,863
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $20,627)	4,913,504	5	55,858			55,863
Stock-based activity and issuance of common stock to board of directors	23,102	—	779			779
Issuance of shares from Employee Stock Purchase Plan	25,755	—	1,050			1,050
Total issuance of common stock	4,962,361	5	57,687			57,692
Share-based compensation expense			28,773			28,773
Comprehensive income:
Net income					76,411	76,411
Cumulative translation adjustment				(2,316)		(2,316)
Total comprehensive income						74,095
Balance at December 31, 2011	131,912,829	$132	$383,031	$(14,732)	$230,992	$599,423
See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations

As used in this report, the terms “Rackspace,” “Rackspace Hosting,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Hosting, Inc. and its subsidiaries.  Rackspace Hosting, Inc., through its operating subsidiaries, is a provider of cloud computing services, managing web-based IT systems for small and medium-sized businesses as well as large enterprises.  We focus on providing a service experience for our customers, which we call Fanatical Support®.

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

Certain reclassifications have been made to prior year balances in order to conform to the current year's presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of stock options, contingencies, and income taxes, among others. We base our estimates on historical experience and on other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engaged third-party valuation consultants to assist management in the purchase price allocation of significant acquisitions.

Concentrations of Risk

Our revenue is primarily derived from cloud computing, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely impact our operating results. See the Segment Information footnote for information concerning operations located outside of the U.S.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents in money market accounts with high credit quality financial institutions; however, the balance may exceed Federal Deposit Insurance Corporation “FDIC” insurance limits or may not be insured. While we monitor the balances in our accounts and adjust these balances as appropriate, they could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no material loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

We perform ongoing credit evaluations, and collateral is generally not required for trade receivables. At December 31, 2010 and 2011, no customer, reseller or strategic partner comprised more than 5% of total accounts receivable.

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

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereof during 2011.

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

Accounts Receivable, Net

We classify as trade accounts receivable amounts due within twelve months, arising from the provision of services in the normal course of business. We assess collectability based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers, although in certain cases we may require the customer to prepay for services. When evaluating the adequacy of allowances, we analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer creditworthiness, and changes in customer payment terms. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect from the customer.

In addition, at the end of a given period, we estimate customer service level credits based on historical data and known credits yet to be issued to our customers. Customer credits reduce revenue and accounts receivable in the period the estimate is recorded.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of software and equipment maintenance contracts and prepaid operating expenses. Software maintenance contracts are amortized over the agreement period, generally one to three years. Prepaid operating expenses are expensed in the period in which services are received.

Property and Equipment, Net

Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful life of the asset. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

Goodwill and Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is evaluated for impairment at a reporting unit level on an annual basis at the beginning of the fourth quarter or whenever events or circumstances indicate that impairment may have occurred.

Intangible assets, including purchased technology, customer contracts and relationships, certain tradenames, license agreements, and non-compete agreements arising principally from acquisitions are recorded at cost less accumulated amortization, and the definite-lived intangibles are amortized using a method that reflects the pattern in which the economic benefits of the related intangible asset are consumed or utilized.

Leases

We lease certain property and equipment under capital lease agreements. The assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets held under capital lease. Such assets and the related leasehold improvements are amortized over the shorter of the terms of the leases or the estimated useful lives of the assets, which typically range from three to five years for software and equipment and 30 years for property. For assets for which the lease agreement includes a bargain purchase option or transfer of ownership at the completion of the lease and the lease term is shorter than the estimated useful life of the asset, the asset is amortized over its estimated useful life.

We also lease property and equipment under operating lease agreements. The lease terms typically range from two to five years for equipment and one to twenty years for property, including office space and data center facilities. Rent increases, rent holidays, leasehold incentives or any other unusual provisions or conditions are considered with total rent payments and are expensed on a straight-line basis over the lease period.

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

Revenue and Deferred Revenue

We provide cloud computing services to our customers and generally do not sell individual hardware and software products. Our customers pay us a monthly recurring charge based upon the size and complexity of the IT systems we manage, the type of technology used and the level of support we provide. Some customers also pay a non-refundable installation fee. We recognize revenue when persuasive evidence of an arrangement exists, service has been provided to the customer, the amount of fees to be paid by the customer is fixed or determinable, and collectibility is reasonably assured.

We recognize cloud computing revenue, including installation fees, on a monthly basis, beginning on the date the customer commences use of our services. Cloud computing revenue is recognized over the contractual term of the customer contract. For cloud computing services that are billed according to customer usage, revenue is recognized in the month in which the usage is recorded. Our customers generally continue to utilize our services beyond the initial contract term, which typically ranges from several months to three years. As a result, installation fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of amounts that have been prepaid or deferred installation fees. As of December 31, 2011, of the total $18.3 million in deferred revenue recorded on our balance sheet (the majority of which related to prepaid amounts), $14.8 million, $2.8 million, and $0.7 million will be amortized to revenue in 2012, 2013 and 2014, respectively.

Revenue is recorded net of sales and use tax.

Our hosting arrangements contain service level commitments with our customers. To the extent that such service levels are not achieved or are otherwise disputed due to third-party power or service issues, unfavorable weather, or other service interruptions or conditions, we are required to issue service credits for a portion of the hosting service fees paid by our customers. At each reporting period, we estimate the amount of credits to be issued and record a reduction to revenue. To estimate service credits, we utilize historical data and known credits yet to be issued to our customers.

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

Advertising Costs

We charge advertising costs to expense in the period incurred. Advertising expenses for the years ended December 31, 2009, 2010 and 2011 were approximately $23.5 million, $26.3 million and $37.8 million, respectively.

Research and Development Costs

Our research and development efforts are focused on the deployment of new technologies to address emerging trends, development and evolution of proprietary tools, and enhancement of systems and processes for sales and support. We expense costs related to preliminary project assessment, research and development, re-engineering, training, and application maintenance as incurred in general and administrative expenses or cost of revenue. These costs primarily include compensation costs for employees and consultants dedicated to research and development efforts. Administrative and other infrastructure expenses attributable to research and development are reported in general and administrative expense. For the years ended December 31, 2009, 2010 and 2011, we recognized $12.6 million, $18.8 million and $25.0 million of research and development expense, respectively.

Internally Developed Software

We capitalize certain costs of computer software developed or obtained for internal use. Capitalized computer software costs consist of purchased software licenses, implementation costs, and salaries and related compensation costs of employees and consultants for certain projects that qualify for capitalization. The capitalized software costs are being amortized on a straight-line basis, which is generally over periods ranging from 12 to 60 months.

Share-Based Compensation

The Black-Scholes valuation model that we use to determine the fair value of share-based compensation requires us to make assumptions and judgments about variables related to our common stock and the related awards. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, the risk-free interest rate, expected dividends, and the estimated rate of forfeitures of unvested stock options.

We used the following assumptions when determining the fair value of our stock options:

•
Fair Value of our Common Stock—For valuations prior to our IPO on August 7, 2008, the fair value of our common stock was determined using both a market and discounted cash flow approach. The aggregate equity valuation was allocated between our various securities using the treasury stock method. Subsequent to the IPO, the end of day market price on the grant date was used to determine fair value.

•
Expected Term—The expected term represents the period that our share-based awards are expected to be outstanding. In order to compute the expected term, we have elected to use the simplified method because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded. We have been a public company since August 2008 and our options generally vest over four years and expire seven to ten years from the grant date.

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

We also grant restricted stock units (RSUs), a portion of which have vesting conditions dependent upon the performance of the company’s total shareholder return (TSR) on its common stock compared to certain market indices. Additionally, the company’s TSR must be positive for vesting to occur. We use a Monte Carlo simulation to estimate the fair value of these awards. For all other RSUs granted that vest ratably over the requisite service period, we measure fair value based on the closing fair market value of the company’s common stock on the date of grant, and we recognize expense straight-line over the vesting period.

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

We are not currently under income tax audit in any jurisdiction in which we operate. However, due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We have considered all relevant facts and circumstances believe that we have made adequate provision for all income tax uncertainties. For a further discussion of the impact of uncertain tax positions, see Note 14, "Taxes."

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Derivative Financial Instruments

In order to limit our exposure to interest rate risk, we entered into an interest rate swap contract in 2007 that expired in 2010. We recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is initially reported as a component of “other comprehensive income” and is then recorded in income in the period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized in income as incurred.

Fair Value of Financial Instruments

The fair values of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. The fair value of our debt approximates the carrying value as of December 31, 2010 and 2011.

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

In June 2011, the FASB issued guidance that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  The guidance is effective for fiscal years, including interim periods, beginning after December 15, 2011.  We will adopt this standard in the first quarter of 2012.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In thousands except per share data)	2009	2010	2011
Basic net income per share:
Net income	$30,218	$46,358	$76,411
Weighted average shares outstanding:
Common stock	120,570	125,097	129,922
Number of shares used in per share computations	120,570	125,097	129,922
Earnings per share	$0.25	$0.37	$0.59

Diluted net income per share:
Net income	$30,218	$46,358	$76,411
Weighted average shares outstanding:
Common stock	120,570	125,097	129,922
Stock options, awards and employee share purchase plan	6,850	8,332	8,142
Number of shares used in per share computations	127,420	133,429	138,064
Earnings per share	$0.24	$0.35	$0.55

We excluded 3.8 million, 3.0 million and 1.2 million potential common shares from the computation of dilutive earnings per share for the periods ended December 31, 2009, 2010 and 2011, respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2010	December 31, 2011
Cash deposits	$64,201	$119,115
Money market funds	40,740	40,741
Cash and cash equivalents	$104,941	$159,856

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

	December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,740	$—	$—	$40,740
Rabbi trust (2)	795	—	—	795
Total	$41,535	$—	$—	$41,535

Liabilities:
Deferred compensation (3)	$754	$—	$—	$754
Total	$754	$—	$—	$754

	December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,741	$—	$—	$40,741
Rabbi trust (2)	293	—	—	293
Total	$41,034	$—	$—	$41,034

Liabilities:
Deferred compensation (3)	$187	$—	$—	$187
Total	$187	$—	$—	$187

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the statement of income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During 2009, 2010, and 2011, we recognized minimal net gains as interest and other income.

5. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives				December 31, 2010	December 31, 2011
Computers, software and equipment	1	-	5	years	$668,691	$898,045
Furniture and fixtures	7	years			25,140	34,000
Buildings and leasehold improvements	2	-	30	years	141,506	201,639
Land					13,860	13,860
Property and equipment, at cost					849,197	1,147,544
Less accumulated depreciation and amortization					(422,716)	(582,794)
Work in process					68,747	62,740
Property and equipment, net					$495,228	$627,490

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $118.8 million, $149.9 million and $189.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

At December 31, 2010, the work in process balance consisted of build-outs of $35.7 million for office facilities, $21.3 million for data centers (of which $13.3 million related to a vendor fee for data center design services), and $11.7 million for capitalized software and other projects.  At December 31, 2011, the work in process balance consisted of build-outs of $28.0 million for office facilities, $3.6 million for data centers, and $31.2 million for capitalized software and other projects.

Capitalized interest was $0.8 million and $0.6 million for the years ended December 31, 2009 and 2010, respectively. There has been no interest capitalized in 2011.

The unamortized balance of computer software costs on our balance sheets was $31.7 million and $39.9 million as of December 31, 2010 and 2011, respectively. Amortization expense for capitalized computer software costs was $12.7 million, $17.9 million and $26.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.

6. Business Combinations and Goodwill

In January 2011, we acquired a company to bolster our service delivery capabilities around OpenStack. The acquisition, which was accounted for using the acquisition method, included an initial cash payment, additional cash payments due on the first and second anniversaries of the closing date and cash or stock to be paid upon the achievement of certain earn-out provisions. The composition of the payment of the earn-out provisions between cash and stock is at our discretion. The purchase price was allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition, and after the completion of our final tax review during the three months ended September 30, 2011, we determined the allocation of the purchase price was final. The fair value of the contingent consideration of $2.1 million was recorded as a liability as of the date of acquisition. The first two earn-out provisions were met in 2011, resulting in a cash payment of $1.0 million. The fair value of the remaining contingent consideration as of December 31, 2011 was $1.2 million, all of which is classified as short-term within accounts payable and accrued expenses. The consolidated statements of income include the results of operations for the acquired company commencing on January 26, 2011.

In December 2010, we acquired a company and accounted for the transaction using the acquisition method. During the three months ended March 31, 2011, we recorded a measurement period adjustment to reflect changes in the estimated fair value of deferred tax assets related to the acquisition. This adjustment resulted from our final review of certain tax matters relating to the transaction and did not result from intervening events subsequent to the acquisition date. Upon the final completion of an independent appraisal and all other evaluations during the three months ended March 31, 2011, we determined the allocation of the purchase price was final. Beginning in the second quarter of 2011, the associated earn-out payments were no longer contingent upon achievement of certain provisions, and the full amount was scheduled to be paid in six equal installments, with the composition of the payout between cash and stock at our discretion. We made the the first three payments in cash totaling $5.0 million, in 2011. As of December 31, 2011, the amount of the liability recorded was $4.9 million.

In April 2010, the final $1.0 million earn-out in connection with an acquisition made in 2008 was paid in a combination of cash and stock. The earn-out was accounted for as additional goodwill.

The following table provides a roll forward of our goodwill balance.

(In thousands)
December 31, 2009	$22,329
Earn-out payment for acquisition	1,000
Acquisition	33,818
December 31, 2010	$57,147
Measurement period adjustments	149
Acquisition	2,697
December 31, 2011	$59,993

The $2.7 million of goodwill recorded for the acquisition in January 2011 is deductible for tax purposes.

We test goodwill at the reporting unit level using a fair value approach. Our annual testing did not result in an impairment of goodwill for the year ended December 31, 2011 as the fair value of each reporting unit with goodwill was determined to be in excess of its carrying value. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. There were no such changes during the year ended December 31, 2011, and as of December 31, 2011, there were no indicators that our goodwill was impaired.

7. Intangible Assets

The following tables provide information regarding our intangible assets, other than goodwill:

	December 31, 2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$11,571	$(10,356)	$1,215
Purchased technologies	7,145	(2,970)	4,175
Domain name purchases	459	(440)	19
Non-compete agreements	1,534	(382)	1,152
Customer relationships	5,240	(2,389)	2,851
Trademarks, tradenames and patents	887	(657)	230
Other	631	(598)	33
Total	$27,467	$(17,792)	$9,675

	December 31, 2011
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$12,582	$(11,676)	$906
Purchased technologies	7,145	(4,277)	2,868
Domain name purchases	468	(453)	15
Non-compete agreements	1,734	(786)	948
Customer relationships	6,540	(3,561)	2,979
Trademarks, tradenames and patents	2,789	(1,176)	1,613
Other	18,108	(1,403)	16,705
Total	$49,366	$(23,332)	$26,034

The increase in Other is primarily due to a transfer from work in process and represents a vendor fee for data center design services. The useful life of this asset is five years.

Amortization expense on intangibles was $6.5 million, $6.0 million and $5.6 million in 2009, 2010 and 2011, respectively. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. The only intangible assets amortized over six years are related to business acquisitions. As of December 31, 2011, amortization expense on intangible assets for the next five years was expected to be as follows:

(In thousands)
Year ending:	Amount
2012	$6,744
2013	6,124
2014	4,995
2015	4,305
2016	3,331
Thereafter	535
Total	$26,034

As of December 31, 2011, there were no indicators that our intangible assets were impaired.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2010	December 31, 2011
Trade payables	$30,603	$51,097
Accrued compensation and benefits	26,855	41,767
Income and other taxes payable	19,814	16,778
Vendor accruals	22,503	32,458
Other liabilities	11,870	13,904
Accounts payable and accrued expenses	$111,645	$156,004

9. Debt

Debt outstanding consisted of:

(In thousands)	December 31, 2010	December 31, 2011
Notes payable	$2,791	$879
Total debt	2,791	879
Less current portion of debt	(1,912)	(879)
Total non-current debt	$879	$—

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

In entering into the new facility, we incurred loan origination fees of $1.1 million, which were included in other assets and will be amortized as a component of interest expense over the five-year term of the agreement.

In December 2010, we repaid the entire outstanding balance of our previous credit facility and have not had any borrowings under either the old or new facility since that time. Therefore, as of December 31, 2011, there was no amount outstanding under the facility except for an outstanding letter of credit of $0.4 million, resulting in $199.6 million being available for future borrowings. As of the same date, we were in compliance with all of the covenants under our facility.

Interest Rate Swap

Historically, we have used cash flow hedges to limit our exposure that may result from the variability of floating interest rates. Our previous interest rate swap, which had a notional amount of $50.0 million to hedge a portion of our outstanding floating-rate debt, expired in December 2010. Prior to its expiration, this swap converted floating-rate interest based on LIBOR into fixed-rate interest as part of the arrangement with our primary lender.

We were required to pay the counterparty a stream of fixed interest payments at a rate of 4.135%, and in turn, received variable interest payments based on 1-month LIBOR. The net receipts or payments from the swap were recorded as interest expense, and the swap was designated and qualified as a cash flow hedge. The swap was deemed to be highly effective, and there was no hedge ineffectiveness recognized in earnings during the years ended December 31, 2009 and 2010.

The following table presents the impact of the interest rate swap on the consolidated balance sheets:

	Year Ended December 31,
(In thousands)	2009	2010	2011
Effective gain recognized in accumulated other comprehensive income, net of tax	$704	$1,182	$—

Notes Payable

We have entered into various financing arrangements with multiple equipment and software vendors. As of December 31, 2011 the total amount financed under these relationships was $0.9 million with various terms extending to June 2012 and stated rates ranging from 0.0% to 6.0%. For arrangements with below market interest rates, we impute an interest charge based on our average borrowing rate. The weighted average effective interest rate of the various arrangements with third-party vendors was 3.91% and 4.03% as of December 31, 2010 and 2011, respectively.

10. Leases

Capital Leases

We have master lease agreements with our primary vendors that supply us with servers and computer equipment. Currently, we finance most equipment purchases through their respective finance companies. The terms vary with each vendor but typically include a term of two to four years and interest rates ranging from 1.7% to 6.0%. A majority of these agreements allow us to purchase the equipment at the end of the lease for a nominal amount.

Amounts in property and equipment under capital leases consisted of:

(In thousands)	December 31, 2010	December 31, 2011
Computers, software and equipment	$253,687	$330,256
Less: accumulated depreciation and amortization	(132,795)	(201,109)
	$120,892	$129,147

Future capital lease payments under non-cancelable leases as of December 31, 2011 were as follows:

(In thousands)
Year ending:	Amount
2012	$69,840
2013	48,638
2014	23,269
2015	2,537
Total minimum capital lease payments	144,284
Less amount representing interest	(6,037)
Present value of net minimum lease payments	138,247
Less current portion of obligations under capital leases	(66,031)
Non-current obligations under capital leases	$72,216

Lease obligations for our foreign subsidiaries are denominated in foreign currencies, which have been converted to U.S. dollars at the exchange rate on December 31, 2011.

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

Future operating lease payments under non-cancelable leases with an initial term in excess of one year as of December 31, 2011 were as follows:

(In thousands)
Year ending:	Amount
2012	$35,426
2013	42,549
2014	46,846
2015	48,262
2016	50,243
Thereafter	519,396
Total minimum operating lease payments	$742,722

Rent expense for the years ended December 31, 2009, 2010 and 2011 was $22.1 million, $26.6 million and $34.1 million, respectively.

11. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily relate to costs associated with our data centers, including bandwidth, electricity and consulting services, as well as commitments to purchase hardware and to prepay for certain software licenses. The agreements vary from one to three years and provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements as of December 31, 2011 approximated $47.6 million, $4.4 million, $0.9 million and $0.1 million for the years ended December 31, 2012, 2013, 2014 and 2015, respectively.

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

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business, and we defend ourselves vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are incurred as a result of these matters, which are in excess of amounts already accrued in its consolidated balance sheet, would not be material to the financial statements as a whole.

Contingent Liability

As of December 31, 2011, the fair value of the contingent consideration related to our January 2011 acquisition was $1.2 million. The earn-out can be paid in cash or our common stock at our discretion.

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

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no significant liabilities recorded for these agreements as of December 31, 2010 or 2011.

We have service level commitment obligations with most of our customers. As a result, service interruptions or significant equipment damage in our data centers, whether or not within our control, could result in us not achieving service level commitments to these customers, resulting in an obligation to pay a service level credit. Our liability insurance does not cover ordinary service interruptions. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenue and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized and record an estimate for potential unrecorded amounts. The balance for credits resulting from our service level agreements within allowances for doubtful accounts and customer credits as of December 31, 2010 and 2011 was $0.5 million and $0.6 million, respectively.

Indemnifications

In the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We have no significant liabilities recorded for these agreements as of December 31, 2010 or 2011.

Incentive Arrangements

In August 2007, we entered into a lease for our corporate headquarters. In connection with this lease, we also entered into a Master Economic Incentives Agreement ("MEIA") with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year, with an ultimate employee base requirement of 4,500 jobs in Windcrest by December 31, 2012; however, if the job requirement in any grant agreement with the State of Texas is lower, then the job requirement under the MEIA is automatically adjusted downward. Consequently, because the Texas Enterprise Fund Grant agreement discussed below has been amended to reduce the state job requirement, we believe the job requirement under the MEIA has been reduced to 1,774. In addition, the agreement requires that the median payroll of those employees be no less than $51 thousand per year. In exchange for meeting these employment obligations, we will receive a 14-year exemption from most of the property taxes associated with the property. If we fail to meet these job creation requirements, we could lose a portion or all of the tax exemption provided during the 14-year period and would then be obligated to repay the exemption amount. We have met the requirements for the employment level and median payroll for the year ended December 31, 2011, and we believe that it is probable that we will meet the requirements throughout the exemption period. We elected to begin the exemption period in 2009.

Further, we entered into an agreement with the State of Texas, under which we received $5.0 million in 2007 and may receive up to an additional $17.0 million from the Texas Enterprise Fund in multiple installments, provided that we meet certain new job levels in the State of Texas paying an average of at least $56 thousand per year (subject to a 2.0% per year increase commencing in 2012), beginning December 31, 2008, and sustain these jobs through December 31, 2021. On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007 for a total of 2,661 jobs in Texas, two thirds of which must be located in Windcrest, Texas). We already have drawn $5.0 million of this grant and, since we have achieved the Job Target as of December 31, 2011, we intend to request the additional $3.5 million that is available to us. The remaining three tranches are at our option. We can draw an additional $13.5 million based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. We are responsible for maintaining the jobs until January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year. As of December 31, 2011, the $5.0 million received was deferred and recorded as other non-current liabilities. Amounts will be recognized into income upon the achievement of the performance criteria and the determination that the cash is no longer refundable to the State of Texas.

12. Stockholders' Equity

Common Stock

At December 31, 2010 and 2011, we had 126,950,468 and 131,912,829 shares of our common stock legally issued and outstanding, respectively.

We have one class of authorized common stock. The rights and privileges provided to our common stockholders are as follows:

•Dividend Rights—Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of our common stock are entitled to receive dividends, at the discretion of our board of directors.

•Voting Rights—All holders of common stock are entitled to one vote per share on all matters to be voted on by Rackspace Hosting's stockholders.

•Right to Receive Liquidation Distributions—Upon liquidation, dissolution or winding-up, the holders of our common stock are entitled to share equally in all of our assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock.

Common Stock Issuances

In 2009, per the terms of the merger agreements with Jungle Disk and Slicehost and product integration milestones, we issued 140,935 shares of our common stock at a price of $5.428 per share as the first earn-out for Jungle Disk in March 2009, resulting in an aggregate recorded amount of $765 thousand. In April 2009, we issued 200,000 shares of our common stock at a price of $5.574 per share as the first earn-out for Slicehost, resulting in an aggregate recorded amount of $1.1 million. In August 2009, we issued 477,964 shares of our common stock at a price of $14.227 per share as the second earn-out for Slicehost, resulting in an aggregate recorded amount of $6.8 million. In April 2010, we issued 27,080 shares of our common stock at a price of $18.833 per share as the second earn-out for Jungle Disk, resulting in an aggregate recorded amount of $510 thousand.

In each of the years 2009, 2010 and 2011, we had two employee stock purchases under the 2008 Employee Stock Purchase Plan (ESPP), under which we issued a total of 26,836, 26,703 and 25,755 shares of common stock, respectively. No expense associated with these shares issued was recorded, and the shares were fully vested and unrestricted as of year-end.

In 2009, 2010 and 2011, we issued 5,723,772, 3,101,687 and 4,913,504 shares, respectively, related to employee stock options and restricted stock units. See Note 13 for additional disclosures related to the share-based compensation.

In 2009, 2010 and 2011, each of our non-employee board of directors was compensated with shares of common stock. We granted a total of 50,376, 21,021 and 23,102 shares of common stock as a portion of director’s fees to non-employee members of our board of directors in 2009, 2010 and 2011, respectively. The shares are fully vested and unrestricted as of December 31, 2011. Additionally, in 2010, we issued restricted stock units (RSUs) to certain members of our board of directors. We recorded total expense of $462 thousand, $484 thousand, and $779 thousand related to these shares and RSUs in 2009, 2010 and 2011, respectively. These amounts have been recorded as a component of general and administrative expense.

Preferred Stock

As of December 31, 2010 and 2011, there were 50 million authorized shares of preferred stock, of which none was issued or outstanding.

13. Share-Based Compensation

In December 2007, we adopted our 2007 Long Term Incentive Plan, or the 2007 Stock Plan. Under the 2007 Stock Plan, incentive and non-qualified stock options or rights to purchase common stock may be granted to eligible participants. In addition to stock options, we may grant other equity awards such as stock appreciation rights, restricted stock awards, restricted stock units, performance awards, cash-based awards, and dividend equivalents. All awards, excluding incentive stock options, may be granted under the plan to employees, officers, directors, or any other non-employee service provider to the company. Incentive stock options may be granted only to employees of the company or a subsidiary. The exercise price of a stock option granted under the 2007 Stock Plan will be determined by the Compensation Committee at the time the option is granted and generally may not be less than 100% of the fair market value of a share of common stock as of the date of grant. The 2007 Stock Plan has an automatic share reserve increase effective the first day of each fiscal year beginning in 2009 with an amount equal to the lesser of (i) 10,000,000 shares, (ii) four percent of the number of shares on the last day of the immediately preceding fiscal year that are (a) outstanding and (b) issuable pursuant to outstanding awards and awards under prior plans, or (iii) such lesser number of shares determined by our board of directors. For fiscal years 2009, 2010 and 2011, this resulted in an increase of approximately 5.5 million, 5.7 million and 5.8 million shares, respectively, available under our Stock Plans.

In addition to the 2007 Stock Plan, we also maintain the 2003 Stock Plan, the 2005 Stock Plan and plans assumed through acquisitions, collectively referred to as the Stock Plans. Options are priced to be at least 100% of our common stock’s fair market value at the date of grant. Options have generally been granted for terms of either seven or ten years. Options granted under the Stock Plans generally vest ratably over a four-year period, or at the end of three years. Stock options assumed through acquisitions have had seven to ten-year terms and vest 25% the first year and ratably over the remaining periods.

As of December 31, 2011, the total number of shares authorized, outstanding and available for future grants under the Stock Plans was as follows:

Plan Name	Shares Authorized	Shares Outstanding	Shares Available for Future Grants
2003 Stock Option Plan	2,511,255	154,856	—
Non-Qualified 2005 Stock Option Plan	11,639,580	3,651,475	—
Webmail.us, Inc. 2004 Stock Incentive Plan	101,180	5,734	—
Amended and Restated 2007 Long-Term Incentive Plan	28,761,165	11,678,318	12,856,424
Total	43,013,180	15,490,383	12,856,424

The composition of the shares outstanding as of December 31, 2010 and 2011 was as follows:

	December 31, 2010	December 31, 2011
Restricted stock units	2,869,832	3,446,970
Stock options	15,551,009	12,043,413
Total outstanding awards	18,420,841	15,490,383

The following table summarizes our restricted stock unit activity for the year ended December 31, 2011:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	2,869,832	$9.23
Granted	873,185	$36.22
Released (1)	(203,141)	$18.39
Cancelled	(92,906)	$25.36
Outstanding at December 31, 2011	3,446,970	$14.87

Expected to vest after December 31, 2011*	3,240,268	$14.12
 (1) Includes 5,358 shares of restricted stock units issued to certain members of our board of directors.
*Includes reduction of shares outstanding due to estimated forfeitures

The weighted average grant date fair value of restricted stock units granted during fiscal years 2009 and 2010 was $5.45 and $19.06, respectively. The total pre-tax intrinsic value of the restricted stock units released during fiscal years 2009, 2010 and 2011 was $0.2 million, $0.8 million and $7.7 million, respectively.

In February 2009, our board approved grants of restricted stock units (RSUs) to our chief executive officer and another member of the executive team. A total of 2,000,000 RSUs were granted. The vesting of the RSUs is dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur. Of the total RSUs granted, 1,050,000 have a measurement period at the end of three years, and the remainder have a measurement period at the end of five years. The grant date fair value of these awards was $7.0 million and is being amortized over the awards’ service periods. The fair value was calculated using a Monte Carlo pricing model.

The remaining RSUs that have been granted fall into the following two general categories:

•
Service-based RSUs that vest, so long as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date. Stock-based compensation expense for these service-vesting RSUs is measured based on the closing fair market value of the company's common stock on the date of grant and is recognized ratably over the service period.

•
Performance-based RSUs (accounted for as market condition awards) are granted to members of our executive team. The vesting of these RSUs is dependent on the company's TSR on its common stock for a 3-year performance period as compared to the components of the NASDAQ Internet Index over this same period. In addition, the company's TSR must be positive for vesting to occur. Stock-based compensation expense for this type of RSU is measured using a Monte Carlo pricing method and is recognized ratably over the vesting period.

As of December 31, 2011, there was $37.0 million of total unrecognized compensation cost related to non-vested RSUs that we have granted, which will be amortized using the straight-line method over a remaining weighted average period of 1.8 years.

The following table summarizes the stock option activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	15,551,009	$8.45	6.84	$356,993
Granted	2,006,619	$37.57
Exercised	(4,715,721)	$7.47
Cancelled	(798,494)	$15.67
Outstanding at December 31, 2011	12,043,413	$13.22	5.93	$358,754

Vested and exercisable at December 31, 2011	6,613,338	$6.25	5.23	$242,936

Vested and exercisable at December 31, 2011 and expected to vest thereafter*	11,330,648	$12.37	5.89	$347,191
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2009, 2010 and 2011 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of 7 or 10 years.

The total pre-tax intrinsic value of the stock options exercised during fiscal 2009, 2010 and 2011 was $54.2 million, $53.0 million and $149.2 million, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Years Ended December 31,
	2009	2010	2011
Expected stock volatility	57% - 61%	55% - 56%	56% - 57%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.24% - 3.03%	1.35% - 2.79%	0.85% - 2.35%
Expected life	6.25 years	4.75 - 6.25 years	4.75 years
Weighted average grant date fair value of options granted during the year	$3.71	$10.55	$18.09

As of December 31, 2011, there was $48.2 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight line method over a weighted average period of 2.3 years.

Share-based compensation expense was recognized as follows:

	Year Ended December 31,
(in thousands)	2009	2010	2011
Cost of revenue	$2,850	$4,660	$4,220
Sales and marketing	2,884	4,241	2,313
General and administrative	14,390	17,723	22,240
Pre-tax share-based compensation	20,124	26,624	28,773
Less: Income tax benefit	(7,059)	(9,340)	(9,890)
Total share-based compensation expense, net of tax	$13,065	$17,284	$18,883

14. Taxes

The provision for income taxes consisted of:

	Year Ended December 31,
(In thousands)	2009	2010	2011
Current:
Federal	$(5,911)	$691	$18,372
Foreign	10,243	16,994	14,976
State	2,509	3,658	4,011
Total current	6,841	21,343	37,359

Deferred:
Federal	10,497	6,933	4,345
Foreign	(826)	(2,908)	(877)
State	(184)	(315)	(809)
Total deferred	9,487	3,710	2,659

Total provision for income taxes	$16,328	$25,053	$40,018

Income before income taxes included income from foreign operations of approximately $31.2 million, $47.9 million and $51.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2009	2010	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3%	3.0%	1.9%
Tax rate differentials for international jurisdictions	-3.2%	-4.0%	-4.1%
Permanent differences	0.3%	0.8%	1.8%
Other, net	-0.3%	0.3%	-0.2%
Effective tax rate	35.1%	35.1%	34.4%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of our deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2010	December 31, 2011
Deferred tax assets:
Share-based compensation	$16,096	$15,927
Accounts receivable	948	1,079
State income taxes	901	455
Vacation accruals	1,493	2,159
Deferred revenue	2,650	2,591
Deferred rent	4,277	7,188
Accruals not currently deductible	4,476	6,508
Net operating loss carryforwards	9,321	2,843
Charitable contribution carryforward	284	560
Foreign tax credit	72	955
Research and development credits	1,369	3,142
Other	521	14
Total gross deferred tax assets	42,408	43,421

Deferred tax liabilities:
Depreciation	64,072	96,758
Share-based compensation	—	476
Prepaids	1,488	824
Total gross deferred tax liabilities	65,560	98,058

Net deferred tax assets (liabilities)	$(23,152)	$(54,637)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was not established or deemed necessary based upon the determination that future profits are anticipated.

The company has not recognized a deferred tax liability for undistributed earnings of its foreign subsidiaries because such earnings are considered indefinitely invested in a foreign country. As of December 31, 2011, undistributed earnings of the company’s foreign subsidiaries considered indefinitely invested were approximately $124.1 million. We intend to reinvest these earnings in active non-U.S. business operations and do not currently intend to repatriate these earnings to fund U.S. operations.

We have $147.6 million of federal net operating loss carryforwards and $4.1 million of federal tax credit carryforwards expiring at various dates through 2031. The federal net operating loss carryforwards include approximately $147.6 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2011. We have $17.5 million of foreign net operating loss carryforwards with an indefinite expiration date.

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

A reconciliation of our unrecognized tax benefits, excluding accrued interest, for 2010 and 2011 is as follows:

(In thousands)	2010	2011
Balance, beginning of year	$356	$2,456
Additions based on tax positions related to the current year	199	13,045
Additions for tax positions of prior years	1,901	1,228
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance, end of year	$2,456	$16,729

Unrecognized tax benefits of $2.5 million and $16.7 million for 2010 and 2011, respectively, are included in other non-current liabilities on the balance sheet. At December 31, 2010 and 2011, respectively, approximately $1.0 million and $2.3 million of these unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in any future period. Also included in the balance of unrecognized tax benefits at December 31, 2011 are liabilities of $12.6 million that, if recognized, would be recorded as an adjustment to other current and non-current assets. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters in interest and penalties expense within other income (expense) on our consolidated statements of income and not as income tax expense. As of December 31, 2010 and 2011, we had no accrued interest or penalties on the consolidated balance sheets. For the years ended December 31, 2009, 2010 and 2011, no amount for interest or penalties related to unrecognized tax benefits was recorded in the consolidated statements of income.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2007 through 2011, U.K. income tax examinations for the years 2009 through 2011, Netherlands income tax examinations for the years 2007 through 2011, and Hong Kong income tax examinations for the years 2008 through 2011. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

During 2011 we received federal income tax refunds totaling $4.5 million related to the 2007 and 2010 tax periods. We experienced a taxable profit in the U.S. and U.K. in 2011, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation As a result, we have recognized an excess tax benefit in the U.S. and U.K.

During 2011, Rackspace US, Inc. sold certain intellectual property to a wholly-owned offshore subsidiary in a taxable transaction.  As a result of the transaction, there is an asset on the consolidated balance sheet as of December 31, 2011 of $38.3 million (of which $37.2 million was recorded in Other non-current assets) that will be amortized through income tax expense over the lives of the applicable intellectual property. Although the transaction was taxable, the resulting gain was entirely offset against existing net operating losses, including excess stock compensation deductions. Thus, there was no cash tax impact from the sale of the intellectual property.

Rackspace takes certain non-income tax positions in the jurisdictions in which it operates and may be subject to audit from these jurisdictions. Rackspace is also involved in related non-income tax matters. We believe our positions are supportable, and we have accrued for known exposure; however, significant judgment is required in determining the ultimate outcome of such matters. In the normal course of business, our position and conclusion related to these non-income taxes may be challenged and assessments may be made. To the extent new information is obtained and changes our views on our positions, probable outcome of assessments, or litigation, changes in estimates to accrued liabilities would be recorded in the period the determination is made.

15. Comprehensive Income

Total comprehensive income was as follows:

	Year Ended December 31,
(In thousands)	2009	2010	2011
Net income	$30,218	$46,358	$76,411
Derivative instrument, net of deferred taxes of $(379), $(636) and $0 for the years ended December 31, 2009, 2010 and 2011	704	1,182	—
Foreign currency cumulative translation adjustment, net of taxes of $(1,393), $266 and $51 for the years ended December 31, 2009, 2010 and 2011	5,066	(3,341)	(2,316)
Total other comprehensive income (loss)	5,770	(2,159)	(2,316)
Total comprehensive income	$35,988	$44,199	$74,095

The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2010 and 2011 were as follows:

(In thousands)	Derivative Instrument	Translation Adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(1,182)	$(9,075)	$(10,257)
2010 changes in fair value	1,182	—	1,182
2010 translation adjustment	—	(3,341)	(3,341)
Balance at December 31, 2010	$—	$(12,416)	$(12,416)
2011 translation adjustment	—	(2,316)	(2,316)
Balance at December 31, 2011	$—	$(14,732)	$(14,732)

16. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information by reporting unit and geographic region for purposes of evaluating financial performance and allocating resources.  We are organized as and operate two operating segments based around our products and services.  The company's service offerings all provide computing power to similar types of customers. Furthermore, the service offerings have similar production processes, deliver their services in a similar manner and use the same data centers and similar technologies. As a result of our evaluation of the criteria for aggregation by products and services, we determined we have one reportable segment, which we describe as Cloud Computing.

Revenue is attributed to geographic location based on the Rackspace operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region was as follows:

	Year Ended December 31,
(In thousands)	2009	2010	2011
United States	$467,901	$583,546	$767,752
International	161,086	197,009	257,312
Total net revenue	$628,987	$780,555	$1,025,064

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2010	December 31, 2011
United States	$395,318	$485,608
International	99,910	141,882
Total property and equipment, net	$495,228	$627,490

17. Employee Benefit Plans

We sponsor a defined contribution retirement plan ("the Plan"), which has been determined by the IRS to be qualified as a 401(k) plan. The Plan covers substantially all employees located in the U.S. and provides for voluntary tax-deferred contributions of up to 100% of gross compensation, subject to certain IRS limitations. Based on approval by the board of directors, we began making matching contributions in 2011. During 2011, $3.9 million of contribution expense was recognized. The Company matches $340 for every 1% of earnings that the employee contributes, up to a maximum of 6%, or $2,040 per employee. The matching contributions vest when the employee has been employed by Rackspace for three years.

We also sponsor a non-mandatory defined contribution plan for our employees located in the U.K. Pursuant to this plan, we contribute on a monthly basis a certain percentage of the employee’s salary. The plan is non-contributory; thus, the employee is not obligated to make any contribution to the plan, and contributions vest immediately. During 2009, 2010 and 2011, expense recognized was $1.2 million, $1.5 million and $1.9 million, respectively.

18. Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to: current economic conditions, uncertainty in the potential market for our services, increasing competition, dependence on our existing management and key personnel, and protection of our intellectual property rights.

SUPPLEMENTARY FINANCIAL DATA

	Quarters Ended
(In thousands, except per share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(Unaudited)
Net revenue	$178,805	$187,314	$199,710	$214,726
Cost of revenue	$57,007	$61,470	$64,616	$66,747
Gross margin	$121,798	$125,844	$135,094	$147,979
Net income	$9,812	$11,198	$11,809	$13,539
Earnings per share - basic	$0.08	$0.09	$0.09	$0.11
Earnings per share - diluted	$0.07	$0.08	$0.09	$0.10
Cash and cash equivalents	$131,297	$148,496	$166,557	$104,941

	Quarters Ended
(In thousands, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Unaudited)
Net revenue	$230,002	$247,229	$264,572	$283,261
Cost of revenue	$69,742	$74,057	$82,445	$82,851
Gross margin	$160,260	$173,172	$182,127	$200,410
Net income	$13,821	$17,561	$19,982	$25,047
Earnings per share - basic	$0.11	$0.14	$0.15	$0.19
Earnings per share - diluted	$0.10	$0.13	$0.14	$0.18
Cash and cash equivalents	$133,868	$132,025	$124,680	$159,856

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED PARTY STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1)	The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	Any financial statement schedules required to be filed as part of this report are set forth in section (c) below.

(b) Exhibits - See Index to Exhibits at the end of this report, which is incorporated by reference.

(c) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(In thousands)	Beginning Balance	Additions Charged to Net Revenues, and Costs and Expenses	Write-offs of Accounts Receivable and Credit Memos Paid	Ending Balance
Allowance for doubtful accounts and customer credits for the years ending December 31:
2009	$3,295	$13,364	$(12,361)	$4,298
2010	$4,298	$7,223	$(8,675)	$2,846
2011	$2,846	$9,063	$(8,489)	$3,420

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2012.

Rackspace Hosting, Inc.
Date:	February 17, 2012	By:	/s/ A. LANHAM NAPIER
A. Lanham Napier
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. LANHAM NAPIER	Chief Executive Officer and Director	February 17, 2012
A. Lanham Napier	(Principal Executive Officer)

/s/ KARL PICHLER	Chief Financial Officer and Treasurer	February 17, 2012
Karl Pichler	(Principal Financial Officer)

/s/ GRAHAM WESTON	Chairman	February 17, 2012
Graham Weston

/s/ S. JAMES BISHKIN	Director	February 17, 2012
S. James Bishkin

/s/ SAM GILLILAND	Director	February 17, 2012
Sam Gilliland

/s/ MARK P. MELLIN	Director	February 17, 2012
Mark P. Mellin

/s/ PALMER L. MOE	Director	February 17, 2012
Palmer L. Moe

/s/ LEW MOORMAN	President and Director	February 17, 2012
Lew Moorman

/s/ FRED REICHHELD	Director	February 17, 2012
Fred Reichheld

/s/ GEORGE J. STILL, JR.	Director	February 17, 2012
George J. Still, Jr.

INDEX TO EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Founder's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
4.3	Investor's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
10.1	Form of Indemnification Agreement for directors and officers (2)
10.2	2003 Stock Option Plan and form of agreement thereunder (1)
10.3	2005 Non-Qualified Stock Option Plan and form of agreement thereunder (1)
10.4	Form of Share Option Agreement (U.K.) (4)
10.5(A)	Amended and Restated 2007 Long-Term Incentive Plan and form of agreement thereunder (2)
10.5(B)	Certificate of Amendment to Amended and Restated 2007 Long-Term Incentive Plan (2)
10.5(C)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (Time-Based) (5)
10.5(D)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (Performance-Based) (5)
10.5(E)	Form of RSU Agreement Under 2007 Long Term Incentive Plan (SLT Performance-Based) (14)
10.5(F)	Rules of the Rackspace Hosting, Inc. 2010 HM Revenue & Customs U.K. Approved Sub-plan (12)
10.5(G)	Form of the 2010 HM Revenue & Customs U.K. Approved Sub-plan, Notice of Grant of Stock Options (12)
10.6	Webmail.us., Inc. 2004 Stock Incentive Plan, as amended in 2006 (1)
10.7	2008 Employee Stock Purchase Plan and form of agreement thereunder (2)
10.8	Rackspace US, Inc. Deferred Compensation Plan (3)
10.9	Office Building Lease, dated March 16, 2004, between Data Rose Limited Partnership and Rackspace Headquarters, LLC, as amended on April 26, 2004, June 1, 2006, and April 17, 2008 (1)
10.10	Ground Lease Agreement, dated August 2, 2007, between Windcrest Economic Development Corporation and Rackspace US, Inc., as amended on April 24, 2008 (1)
10.11
Walzem Road Redevelopment Project Master Economic Incentives Agreement among the City of Windcrest, Texas, the City of San Antonio, Texas, the County of Bexar, Texas, the Windcrest Economic Development Corporation, the Windcrest Economic Development Company, LLC, and Rackspace US, Inc., dated August 2, 2007 (1)

10.12	City Economic Development Grant Agreement between the City of Windcrest, Texas and Rackspace US, Inc., dated August 2, 2007 (1)
10.13	County Economic Development Grant Agreement between Bexar County, Texas and Rackspace US, Inc., dated August 2, 2007 (1)
10.14
Developer Economic Development Grant Agreement among the City of Windcrest, Texas, the Windcrest Economic Development Corporation, and Windcrest Economic Development Company, LLC, dated August 2, 2007 (1)

10.15(A)	Economic Development Agreement between the State of Texas and Rackspace US, Inc., dated August 1, 2007 (1)
10.15(B)	Amendment Number One to the Economic Development Agreement between the State of Texas and Rackspace US, Inc. (8)
10.16	Office Building Lease Agreement, dated February 22, 2000, between Santa Clara Land Company, Ltd. and the Registrant, as amended on March 30, 2000, December 9, 2004, and March 1, 2007 (1)
10.17	Storage Lease, effective March 1, 2004, between Santa Clara Land Company, Ltd. and the Registrant (2)
10.18(A)	Lease Agreement, dated January 28, 2008, between Santa Clara Land Company, Ltd. and Rackspace US, Inc. (1)
10.18(B)	First Amendment to Office Building Lease Agreement between Santa Clara and Company, Ltd. and Rackspace US, Inc., dated July 10, 2008 (3)

Exhibits	Description
10.19
Assignment of Lease, effective December 1, 2006, between Qwest Communications Corporation and Rackspace DAL1DC Management, LLC with attached Lease dated January 26, 2000 between CSI Industrial Development L.P. and Qwest Communication Corporation, as amended January 23, 2011 (1)

10.20	Third Amendment to Lease Agreement, dated January 8, 2008, between CLPF-Heritage Four, L.P. and Rackspace DAL1DC Management LLC (1)
10.21	Consent to Assignment and Other Agreements, dated November 30, 2006, by and among CLPF Heritage Four L.P., Macro Holding, Inc., Qwest Communications Corporation, and Rackspace DAL1DC, Ltd. (1)
10.22	Agreement for Lease, dated April 2, 2007, between Slough Trading Estate Limited and Rackspace Managed Hosting Limited (1)
10.23(A)
Amended and Restated Revolving Credit Agreement dated August 31, 2007 between Comerica Bank and Rackspace US, Inc., as amended October 11, 2007, December 7, 2007, February 25, 2008, and April 23, 2008 (1)

10.23(B)	Fifth Amendment to Amended and Restated Revolving Credit Agreement (7)
10.24
Global Amendment to the Registrant's 1999 Assumed Stock Option Plan, 2003 Stock Option Plan, 2005 Non-Qualified Stock Option Plan, Webmail.us, Inc. 2004 Stock Incentive Plan and Amended and Restated 2007 Long-Term Incentive Plan (2)

10.25	Offer letter from the Registrant to James Lewandowski, dated September 9, 2008 (5)
10.26	Rackspace Standard Form of Employment Agreement (5)
10.27(A)†	Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc. (6)
10.27(B)	First Amendment to Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc. (10)
10.28(A)†	Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated July 31, 2009 (9)
10.28(B)†	First Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated May 4, 2010 (13)
10.28(C)†	Second Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated February 24, 2011 (16)
10.28(D)†	Fourth Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated August 19, 2011 (18)
10.29	Employment Agreement between Rackspace US, Inc. and Mark Roenigk, dated December 14, 2009 (11)
10.30	Non-employee Director Compensation Schedule (13)
10.31	Property Lease for HPH1 Hyde Park Hayes Millington Road Hayes Middlesex UB3 4AY (15)
10.32	Service Agreement by and Between Rackspace Limited and David Kelly, dated June 1, 2010 (15)
10.33	Bruce Knooihuizen Transition Employment Agreement (16)
10.34(A)	Revolving Credit Agreement, dated September 26, 2011, by and between Rackspace Hosting, Inc. and JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Bank, and Wells Fargo Bank, N.A. (17)
10.34(B)
Guarantee Agreement, dated September 26, 2011, by Guarantors of Rackspace Hosting, Inc., in favor of JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders pursuant to the Revolving Credit Agreement dated September 26, 2011 (17)

10.35*	Compensation Agreement between Rackspace US, Inc. and Karl Pichler, dated January 27, 2012
10.36*	Fifth Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated January 6, 2012
10.38*†	Lease Agreement by and between Collins Technology Park Partners, LLC, and Rackspace US, Inc., dated December 29, 2011
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema

Exhibits	Description
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

†
Confidential treatment has been requested for portions of these exhibits. These portions have been omitted from this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-150469), filed April 25, 2008.

(2)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-150469), filed June 18, 2008.

(3)	Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-150469), filed July 15, 2008.

(4)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-153009), filed February 4, 2009.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2008 (File No. 001-34143), filed March 2, 2009.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 001-34143), filed May 12, 2009.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed June 23, 2009.

(8)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed July 30, 2009.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 (File No. 001-34143), filed August 13, 2009.

(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 (File No. 001-34143), filed November 12, 2009.

(11)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2009 (File No. 001-34143), filed February 26, 2010.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File No. 001-34143), filed May 6, 2010.

(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (File No. 001-34143), filed August 9, 2010.

(14)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed August 27, 2010.

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010 (File No. 001-34143), filed November 9, 2010.

(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 (File No. 001-34143), filed May 10, 2011.

(17)	Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 001-34143), filed September 29, 2011.

(18)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed November 8, 2011.