Form 10-Q
period 2012-03-31
RACKSPACE HOSTING, INC.
filed 2012-05-09
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

On May 3, 2012, 135,161,658 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2011	March 31, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,856	$186,531
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,420 as of December 31, 2011 and $3,633 as of March 31, 2012	68,709	77,095
Deferred income taxes	9,841	6,478
Prepaid expenses	22,006	19,563
Other current assets	2,953	3,793
Total current assets	263,365	293,460

Property and equipment, net	627,490	659,867
Goodwill	59,993	62,177
Intangible assets, net	26,034	25,470
Other non-current assets	49,600	48,419
Total assets	$1,026,482	$1,089,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$156,004	$153,668
Current portion of deferred revenue	14,835	16,795
Current portion of obligations under capital leases	66,031	67,469
Current portion of debt	879	440
Total current liabilities	237,749	238,372

Non-current deferred revenue	3,446	3,400
Non-current obligations under capital leases	72,216	76,069
Non-current deferred income taxes	68,781	52,896
Non-current deferred rent	23,343	25,433
Other non-current liabilities	21,524	24,787
Total liabilities	427,059	420,957

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 131,912,829 shares issued and outstanding as of December 31, 2011; 134,981,378 shares issued and outstanding as of March 31, 2012	132	135
Additional paid-in capital	383,031	424,369
Accumulated other comprehensive loss	(14,732)	(10,240)
Retained earnings	230,992	254,172
Total stockholders’ equity	599,423	668,436
Total liabilities and stockholders’ equity	$1,026,482	$1,089,393

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2011	2012

Net revenue	$230,002	$301,355
Costs and expenses:
Cost of revenue	69,742	87,240
Sales and marketing	29,738	38,502
General and administrative	62,441	83,378
Depreciation and amortization	44,098	55,151
Total costs and expenses	206,019	264,271
Income from operations	23,983	37,084
Other income (expense):
Interest expense	(1,491)	(1,272)
Interest and other income (expense)	(78)	137
Total other income (expense)	(1,569)	(1,135)
Income before income taxes	22,414	35,949
Income taxes	8,593	12,769
Net income	$13,821	$23,180

Other comprehensive income, net of tax
Foreign currency translation adjustments	2,974	4,492
Other comprehensive income	2,974	4,492
Comprehensive income	$16,795	$27,672

Net income per share
Basic	$0.11	$0.17
Diluted	$0.10	$0.17

Weighted average number of shares outstanding
Basic	127,845	133,062
Diluted	136,224	139,964

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2012
Cash Flows From Operating Activities
Net income	$13,821	$23,180
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	44,098	55,151
Loss on disposal of equipment, net	182	279
Provision for bad debts and customer credits	1,603	1,455
Deferred income taxes	3,680	4,275
Deferred rent	3,031	1,930
Share-based compensation expense	7,810	8,509
Excess tax benefits from share-based compensation arrangements	(898)	(20,235)
Changes in certain assets and liabilities
Accounts receivable	(5,716)	(9,008)
Prepaid expenses and other current assets	1,210	1,708
Accounts payable and accrued expenses	16,690	1,989
Deferred revenue	153	1,496
All other operating activities	2,589	(820)
Net cash provided by operating activities	88,253	69,909

Cash Flows From Investing Activities
Purchases of property and equipment	(57,651)	(59,752)
Acquisitions, net of cash acquired	(952)	(712)
All other investing activities	—	7
Net cash used in investing activities	(58,603)	(60,457)

Cash Flows From Financing Activities
Principal payments of capital leases	(15,222)	(17,273)
Principal payments of notes payable	(608)	(439)
Payments of earn-out provisions for acquisitions	—	(1,826)
Receipt of Texas Enterprise Fund Grant	—	3,500
Proceeds from employee stock plans	13,751	12,381
Excess tax benefits from share-based compensation arrangements	898	20,235
Net cash provided by (used in) financing activities	(1,181)	16,578

Effect of exchange rate changes on cash and cash equivalents	458	645

Increase in cash and cash equivalents	28,927	26,675

Cash and cash equivalents, beginning of period	104,941	159,856

Cash and cash equivalents, end of period	$133,868	$186,531

Supplemental cash flow information:
Acquisition of property and equipment by capital leases	$19,009	$22,564
Cash payments for interest, net of amount capitalized	$1,463	$1,258
Cash payments for income taxes	$4,570	$1,955

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview and Summary of Significant Accounting Policies

Nature of Operations

As used in this report, the terms “Rackspace,” “Rackspace Hosting,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace® Hosting, Inc. and its subsidiaries.  Rackspace Hosting, Inc., through its operating subsidiaries, is a provider of cloud computing services, managing web-based IT systems for small and medium-sized businesses as well as large enterprises.  We focus on providing a service experience for our customers, which we call Fanatical Support®.

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

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2011 and 2012, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2012 and our results of operations and cash flows for the three months ended March 31, 2011 and 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2012.  The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or for any other interim period, or for any other future year.

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2011, included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of share-based compensation, contingencies, and income taxes, among others. Whenever possible, we base our estimates and assumptions on historical experience. However, certain estimates require us to make assumptions about expected future cash flow, events and usage patterns that we cannot influence or control. Our judgments, assumptions and estimates are based upon facts and circumstances known to us when we prepare the financial statements and that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities or recording expenses in our financial statements. Changes in facts and circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from our estimates. We engaged third-party consultants to assist management in the valuation of acquired assets or other intangibles.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain fair value measurement principles and disclosure requirements in order to reduce differences between US GAAP and International Financial Reporting Standards. Specifically, the new guidance limits the "highest and best use" measure to non-financial instruments, provides guidance on the applicability of premiums and discounts, and expands the disclosure requirements related to Level 3 fair value measurements. This guidance became effective for us at the beginning of this quarter but did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  This guidance became effective for us this quarter, and we have modified our presentation of other comprehensive income accordingly.

In September 2011, the FASB issued guidance that is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard became effective for our annual and interim goodwill impairment tests performed after January 1, 2012.  The adoption of this new guidance did not have a material impact on our financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2011	2012
Basic net income per share:
Net income	$13,821	$23,180
Weighted average shares outstanding:
Common stock	127,845	133,062
Number of shares used in per share computations	127,845	133,062
Earnings per share	$0.11	$0.17

Diluted net income per share:
Net income	$13,821	$23,180
Weighted average shares outstanding:
Common stock	127,845	133,062
Stock options, awards and employee share purchase plan	8,379	6,902
Number of shares used in per share computations	136,224	139,964
Earnings per share	$0.10	$0.17

We excluded 1.6 million potential common shares from the computation of dilutive earnings per share for the three months ended March 31, 2011 and 2012 because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2011	March 31, 2012
Cash deposits	$119,115	$145,789
Money market funds	40,741	40,742
Cash and cash equivalents	$159,856	$186,531

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

There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities presented on our balance sheet as disclosed in our Form 10-K for the year ended December 31, 2011.

Assets and liabilities measured at fair value on a recurring basis are summarized by level below.  The table does not include assets and liabilities that are measured at historical costs or any other basis other than fair value.

	December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,741	$—	$—	$40,741
Rabbi trust (2)	293	—	—	293
Total	$41,034	$—	$—	$41,034

Liabilities:
Deferred compensation (3)	$187	$—	$—	$187
Total	$187	$—	$—	$187

	March 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,742	$—	$—	$40,742
Rabbi trust (2)	382	—	—	382
Total	$41,124	$—	$—	$41,124

Liabilities:
Deferred compensation (3)	$276	$—	$—	$276
Total	$276	$—	$—	$276

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the statement of income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During the three months ended March 31, 2011 and March 31, 2012, we recognized minimal net gains as interest and other income.

5. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives				December 31, 2011	March 31, 2012
Computers, software and equipment	1	-	5	years	$898,045	$963,593
Furniture and fixtures	7	years			34,000	35,983
Buildings and leasehold improvements	2	-	30	years	201,639	210,879
Land					13,860	13,860
Property and equipment, at cost					1,147,544	1,224,315
Less accumulated depreciation and amortization					(582,794)	(628,241)
Work in process					62,740	63,793
Property and equipment, net					$627,490	$659,867

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $42.6 million and $53.4 million for the three months ended March 31, 2011 and 2012, respectively.

At December 31, 2011, the work in process balance consisted of build outs of $28.0 million for office facilities, $3.6 million for data centers, and $31.2 million for capitalized software and other projects.  At March 31, 2012, the work in process balance consisted of build outs of $26.3 million for office facilities, $2.3 million for data centers, and $35.2 million for capitalized software and other projects.

There was no interest capitalized for the three months ended March 31, 2011 and 2012.

6. Business Combinations and Goodwill

In February 2012, we acquired a company with expertise in SharePoint consulting, training, and services. The acquisition, which was accounted for using the acquisition method, included an initial cash payment and additional cash payments due on the first anniversary of the closing date and each month thereafter for 36 months. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations. The fair value of the remaining payments of $1.4 million was recorded as a liability as of the date of acquisition. The consolidated statements of income include the results of operations for the acquired company commencing on February 14, 2012.

In prior periods, we acquired companies that required additional future payments in addition to the initial cash payment. During the first three months of 2012, we paid $2.0 million related to these previous acquisitions, and as of March 31, 2012, the fair value of the remaining liability recorded was $5.4 million.

The following table provides a roll forward of our goodwill balance.

(In thousands)
December 31, 2011	$59,993
Acquisition	2,184
March 31, 2012	$62,177

The $2.2 million of goodwill recorded for the acquisition in February 2012 is deductible for tax purposes.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2011	March 31, 2012
Trade payables	$51,097	$50,319
Accrued compensation and benefits	41,767	39,437
Income and other taxes payable	16,778	17,260
Vendor accruals	32,458	32,374
Other liabilities	13,904	14,278
Accounts payable and accrued expenses	$156,004	$153,668

8. Debt

Debt outstanding at December 31, 2011 and March 31, 2012 consisted of current notes payable of $0.9 million and $0.4 million, respectively. This debt, which relates to financing arrangements with multiple equipment and software vendors, has various terms extending to June 2012.

We have a revolving credit facility, which has a total commitment of $200 million and matures in September 2016. As of March 31, 2012, there were no borrowings outstanding under the facility except for outstanding letters of credit of $0.4 million, resulting in $199.6 million being available for future borrowings. As of the same date, we were in compliance with all of the covenants under our facility.

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

Contingent Liability

We recorded a $1.0 million charge in the first quarter of 2012 as cost of revenue related to an unresolved contractual issue with a vendor. We have recorded a loss contingency liability with respect to this matter, but due to the uncertainty regarding the interpretation of certain contractual terms, it is possible the ultimate loss may exceed the amount currently accrued.

Incentive Arrangements

During the first quarter of 2012, we received $3.5 million related to our agreement with the State of Texas, under which we are eligible to receive up to an additional $13.5 million from the Texas Enterprise Fund in multiple installments to be used for capital improvements, provided that we meet certain new job levels in the State of Texas. We are responsible for maintaining the jobs until January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year. As of March 31, 2012, the total $8.5 million received under this agreement was deferred and recorded as other non-current liabilities. Amounts will be recognized into income upon the achievement of the performance criteria and the determination that the cash is no longer refundable to the State of Texas.

10. Share-Based Compensation

The following have been granted under our Amended and Restated 2007 Long-Term Incentive Plan ("the 2007 Plan") in 2012: stock options, restricted stock units (RSUs) and restricted stock awards (RSAs). Collectively, all such grants are referred to as "awards". All awards deduct one share from the 2007 Plan shares available for issuance for each share granted. To the extent awards granted under the 2007 Plan terminate, expire or lapse for any reason, shares subject to such awards will again be available for future grant. In January 2012, an additional 5.9 million shares became available for future grants pursuant to the automatic share reserve increase or “evergreen” provision under the 2007 Plan.  As of March 31, 2012, the total number of shares authorized under all of our plans was 48.9 million shares, of which approximately 17.8 million shares were available for future grants.

Outstanding awards were as follows:

	December 31, 2011	March 31, 2012
Restricted stock	3,446,970	2,637,620
Stock options	12,043,413	10,900,162
Total outstanding awards	15,490,383	13,537,782

Restricted Stock

The following table summarizes our RSU and RSA activity for the three months ended March 31, 2012:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	3,446,970	$14.87
Granted	455,789	$47.95
Released (1)	(1,195,934)	$6.17
Cancelled	(69,205)	$24.76
Outstanding at March 31, 2012	2,637,620	$24.27

Expected to vest after March 31, 2012*	2,397,834	$22.61
(1) Includes 5,360 shares of RSUs issued to certain members of our board of directors.
*Includes reduction of shares outstanding due to estimated forfeitures

The weighted average grant date fair value of RSUs and RSAs granted during the three months ended March 31, 2011 and 2012 was $37.78 and $47.95, respectively. The total pre-tax intrinsic value of the RSUs and RSAs released during the three months ended March 31, 2011 and 2012 was $3.6 million and $64.0 million, respectively.

We granted 252,209 RSUs and 203,580 RSAs in 2012. The RSUs and 61,108 of the RSAs granted in 2012 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  The fair value of these service-vesting awards is measured based on the closing fair market value of our common stock on the date of grant, and share-based compensation expense is recognized ratably over the four-year service period.  The remaining RSAs were granted to members of our executive team. The vesting of 33,021 of these RSAs is dependent upon the total shareholder return (TSR) on our common stock for a 3-year performance period as compared to the components of the NASDAQ Internet Index over this same period. In addition, the company’s TSR must be positive for vesting to occur.  The vesting of 109,451 of these RSAs is dependent upon a market condition as well as certain predetermined operating results over the next three years. The fair values of these performance-vesting and market-vesting awards was measured using a Monte Carlo simulation based on the date of grant, and share-based compensation expense is recognized ratably over the three-year vesting period.

As of March 31, 2012, there was $53.8 million of total unrecognized compensation cost related to non-vested RSUs and RSAs, which will be amortized using the straight-line method over a remaining weighted average period of 3.2 years.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	12,043,413	$13.22	5.93	$358,754
Granted	666,466	$54.12
Exercised	(1,664,735)	$7.44
Cancelled	(144,982)	$25.40
Outstanding at March 31, 2012	10,900,162	$16.44	5.77	$450,685

Vested and exercisable at March 31, 2012	6,099,801	$7.15	5.22	$308,887

Vested and exercisable at March 31, 2012 and expected to vest thereafter*	10,148,850	$15.22	5.72	$432,071
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2012 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of 7 years.

The total pre-tax intrinsic value of the stock options exercised during the three months ended March 31, 2011 and 2012 was $67.4 million and $77.2 million, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended March 31,
	2011	2012
Expected stock volatility	56%	57%
Expected dividend yield	—%	—%
Risk-free interest rate	2.30% - 2.35%	0.77%
Expected life	4.75 years	4.75 years
Weighted average grant date fair value of options granted during the period	$18.85	$25.80

As of March 31, 2012, there was $59.3 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight-line method over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

An Employee Stock Purchase Plan (ESPP) was approved by the Company's Board of Directors in 2011 and adopted by the Company on January 1, 2012. Under the ESPP, eligible employees may purchase a limited number of shares of the Company's common stock at the lesser of 85% of the market value on the enrollment date or the purchase date. The ESPP is made up of a series of offering periods. Each offering period has a maximum term of 24 months and is divided into four semi-annual purchase intervals. The first purchase under this Employee Stock Purchase Plan will occur on June 30, 2012. The fair value on the date of enrollment was determined using the Black-Scholes option-pricing model.

The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Purchase Interval #1	Purchase Interval #2	Purchase Interval #3	Purchase Interval #4
Expected stock volatility	53%	49%	48%	49%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.06%	0.12%	0.19%	0.25%
Expected life	0.5 years	1.0 year	1.5 years	2.0 years
Fair value	$12.82	$14.73	$16.40	$18.09

The weighted average fair value of $15.51 per share will be recognized ratably over the two-year term.

Share-based Compensation

Share-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(in thousands)	2011	2012
Cost of revenue	$1,412	$1,236
Sales and marketing	1	1,114
General and administrative	6,397	6,159
Pre-tax share-based compensation	7,810	8,509
Less: Income tax benefit	(2,991)	(3,022)
Total share-based compensation expense, net of tax	$4,819	$5,487

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

We expect a taxable profit in the U.S. and U.K. for the full year 2012, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation in 2012.  As a result, we have recognized an income tax receivable or excess tax benefit in the U.S. and U.K. during the current period.

The following table provides a roll forward of our balance of unrecognized tax benefits, excluding accrued interest.

(In thousands)
December 31, 2011	$16,729
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(60)
Settlements	—
March 31, 2012	$16,669

As of March 31, 2012, approximately $2.6 million of these unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in any future period. Also included in the balance of unrecognized tax benefits at March 31, 2012 are liabilities of $12.6 million that, if recognized, would be recorded as an adjustment to other current and non-current assets.

12. Comprehensive Income

The income tax benefit allocated to foreign currency translation adjustments during the three months ended March 31, 2011 was $0.1 million. Minimal income tax expense was allocated to these adjustments during the three months ended March 31, 2012.

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2012 was as follows:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2011	$(14,732)
Foreign currency cumulative translation adjustment, net of taxes	4,492
Balance at March 31, 2012	$(10,240)

13. Segment Information

We operate as one reportable segment based upon the financial information that our chief executive officer, who is the chief operating decision maker, regularly reviews to decide how to allocate resources and assess performance. We periodically review and align our internal reporting structure as our product and service offerings and our customer base expand in reach and presence to ensure our organization effectively serves the diverse and evolving Cloud Computing market. Since we operate in one reportable segment, all relevant financial information used to allocate resources and assess performance can be found in the consolidated financial statements.

Revenue is attributed to geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region was as follows:

	Three Months Ended March 31,
(In thousands)	2011	2012
United States	$172,298	$224,710
International	57,704	76,645
Total net revenue	$230,002	$301,355

Total net revenue by our product categories was as follows:

	Three Months Ended March 31,
(In thousands)	2011	2012
Dedicated Cloud	$192,895	$236,604
Public Cloud	37,107	64,751
Total net revenue	$230,002	$301,355

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2011	March 31, 2012
United States	$485,608	$495,590
International	141,882	164,277
Total property and equipment, net	$627,490	$659,867

14. Subsequent Events

In April 2012, we entered into a lease for a new data center in Ashburn, Virginia with a maximum critical load power of 9.75 megawatts. The lease provides for two separate commencement dates. The first commencement date is applicable to approximately 55% of the maximum critical load power, and the second is applicable to approximately 45% of the maximum critical load power of the total leased space. The anticipated lease commencement dates are January 1, 2013 and January 1, 2014, although those dates could be triggered earlier in the event that Rackspace begins to draw power from the applicable leased spaces. The initial terms for the leased spaces are 20 years. Upon the expiration of the 20-year term, Rackspace has the option to renew either or both of the two leased space areas for three successive five-year periods.

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

We sell our services to small and medium-sized businesses, as well as large enterprises. For the first three months of 2012, 25% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we operate a Hong Kong data center and sales office. Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and Asia. For the first three months of 2012, no individual customer accounted for greater than 2% of our net revenue.

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

Our product road-map includes a variety of new capabilities and features including Cloud Block Storage, enhancements to RackConnect, and building a support business around the OpenStack® cloud computing platform. Based on our experience working with customers running OpenStack, we are ready to move into the next phase of our OpenStack strategy with the introduction of a new service we call Rackspace Cloud: Private Edition. This new offering will enable Rackspace to extend Fanatical Support beyond the bounds of our data centers by remotely supporting and managing OpenStack environments that run in almost any data center. While this initiative is still in its early stages of development, Rackspace Cloud: Private Edition is an opportunity to drive incremental demand.

In April 2012, we launched new cloud capabilities featuring the world's first large-scale, production ready next generation cloud, powered by OpenStack and backed by Fanatical Support. Built on OpenStack, the next generation cloud incorporates a portfolio of cloud solutions such as Cloud Servers, Cloud Databases, Cloud Block Storage, Cloud Networks, a completely new cloud Control Panel, Cloud Monitoring and support for the OpenStack API. These new product offerings could drive future incremental demand.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except average monthly revenue per server)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012

Growth
Dedicated Cloud, net revenue	$192,895	$204,275	$213,899	$224,808	$236,604
Public Cloud, net revenue	$37,107	$42,954	$50,673	$58,453	$64,751
Net revenue	$230,002	$247,229	$264,572	$283,261	$301,355
Revenue growth (year over year)	28.6%	32.0%	32.5%	31.9%	31.0%
Net upgrades (monthly average)	1.8%	1.8%	1.8%	2.0%	1.5%
Churn (monthly average)	-0.9%	-0.9%	-0.9%	-0.8%	-0.8%
Growth in installed base (monthly average) (2)	0.9%	0.9%	0.9%	1.2%	0.7%
Number of customers at period end (3)	142,441	152,578	161,422	172,510	180,866
Number of employees (Rackers) at period end	3,492	3,712	3,799	4,040	4,335
Number of servers deployed at period end	70,473	74,028	78,717	79,805	82,438
Average monthly revenue per server	$1,123	$1,141	$1,155	$1,191	$1,238
Profitability
Income from operations	$23,983	$28,653	$31,070	$39,765	$37,084
Depreciation and amortization	$44,098	$46,952	$49,518	$54,844	$55,151
Share-based compensation expense
Cost of revenue	$1,412	$756	$1,005	$1,047	$1,236
Sales and marketing (4)	$1	$609	$864	$839	$1,114
General and administrative	$6,397	$4,618	$5,526	$5,699	$6,159
Total share-based compensation expense	$7,810	$5,983	$7,395	$7,585	$8,509
Adjusted EBITDA (1)	$75,891	$81,588	$87,983	$102,194	$100,744
Adjusted EBITDA margin	33.0%	33.0%	33.3%	36.1%	33.4%
Operating income margin	10.4%	11.6%	11.7%	14.0%	12.3%
Income from operations	$23,983	$28,653	$31,070	$39,765	$37,084
Effective tax rate	38.3%	33.8%	31.7%	34.5%	35.5%
Net operating profit after tax (NOPAT) (1)	$14,798	$18,968	$21,221	$26,046	$23,919
NOPAT margin	6.4%	7.7%	8.0%	9.2%	7.9%
Capital efficiency and returns
Interest bearing debt	$134,905	$138,841	$144,152	$139,126	$143,978
Stockholders' equity	$478,307	$511,843	$551,049	$599,423	$668,436
Less: Excess cash	$(106,268)	$(102,358)	$(92,931)	$(125,865)	$(150,368)
Capital base	$506,944	$548,326	$602,270	$612,684	$662,046
Average capital base	$499,180	$527,635	$575,298	$607,477	$637,365
Capital turnover (annualized)	1.84	1.87	1.84	1.87	1.89
Return on capital (annualized) (1)	11.9%	14.4%	14.8%	17.2%	15.0%
Capital expenditures
Purchases of property and equipment	$57,651	$74,754	$70,379	$67,020	$59,752
Vendor-financed equipment purchases	$19,009	$20,567	$23,179	$12,335	$22,564
Total capital expenditures	$76,660	$95,321	$93,558	$79,355	$82,316
Customer gear	$46,300	$48,777	$53,643	$47,376	$52,999
Data center build outs	$9,173	$17,491	$16,715	$6,568	$9,473
Office build outs	$2,957	$14,074	$8,806	$9,915	$4,666
Capitalized software and other projects	$18,230	$14,979	$14,394	$15,496	$15,178
Total capital expenditures	$76,660	$95,321	$93,558	$79,355	$82,316
Infrastructure capacity and utilization
Megawatts under contract at period end	35.7	38.0	41.9	48.1	47.8
Megawatts available for use at period end	24.7	27.0	29.7	30.7	32.2
Megawatts utilized at period end	18.0	19.0	20.2	20.9	21.4
Annualized net revenue per average Megawatt of power utilized	$53,026	$53,455	$53,994	$55,136	$56,994

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

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) / Average capital base

NOPAT = Income from operations x (1 – Effective tax rate)

Average capital base = Average of (Interest bearing debt + stockholders’ equity – excess cash) = Average of (Total assets – excess cash – accounts payables and accrued expenses – deferred revenue – other non-current liabilities, deferred income taxes, and deferred rent)

Year-to-date average balances are based on an average calculated using the quarter-end balances at the beginning of the period and all other quarter-ending balances included in the period.

We define excess cash as the amount of cash and cash equivalents that exceeds our operating cash requirements, which is calculated as three percent of our annualized net revenue for the three months prior to the period end.  We will periodically review the calculation and adjust it to reflect our projected cash requirements for the upcoming year.

We believe that ROC is an important metric for investors in evaluating our company’s performance. ROC relates to after-tax operating profits with the capital that is placed into service. It is therefore a performance metric that incorporates both the Statement of Comprehensive Income and the Balance Sheet.  ROC measures how successfully capital is deployed within a company.

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

ROC increased from 11.9% for the three months ended March 31, 2011 to 15.0% for the three months ended March 31, 2012, primarily due to a reduction of operating costs as a percentage of revenue and a lower tax rate, partially offset by growth in our capital base.  Included in the average capital base are capital expenditures of $40.4 million and $59.4 million related to the build-out of our corporate headquarters and data centers, respectively, since the beginning of the first quarter of 2011.

Return on assets increased from 6.9% for the three months ended March 31, 2011 to 8.8% for the three months ended March 31, 2012. This increase was primarily due to operating expenses decreasing as a percentage of revenue, as well as a lower tax rate, partially offset by growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
(In thousands)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Income from operations	$23,983	$28,653	$31,070	$39,765	$37,084
Effective tax rate	38.3%	33.8%	31.7%	34.5%	35.5%
Net operating profit after tax (NOPAT)	$14,798	$18,968	$21,221	$26,046	$23,919

Net income	$13,821	$17,561	$19,982	$25,047	$23,180

Total assets at period end	$831,414	$887,576	$970,677	$1,026,482	$1,089,393
Less: Excess cash	(106,268)	(102,358)	(92,931)	(125,865)	(150,368)
Less: Accounts payable and accrued expenses	(132,308)	(145,609)	(148,464)	(156,004)	(153,668)
Less: Deferred revenue (current and non-current)	(19,149)	(18,687)	(17,772)	(18,281)	(20,195)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(66,745)	(72,596)	(109,240)	(113,648)	(103,116)
Capital base	$506,944	$548,326	$602,270	$612,684	$662,046

Average total assets	$796,496	$859,495	$929,127	$998,580	$1,057,938
Average capital base	$499,180	$527,635	$575,298	$607,477	$637,365

Return on assets (annualized)	6.9%	8.2%	8.6%	10.0%	8.8%
Return on capital (annualized)	11.9%	14.4%	14.8%	17.2%	15.0%

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

Adjusted EBITDA increased $24.9 million, or 32.7%, from $75.9 million in the three months ended March 31, 2011 to $100.7 million in the three months ended March 31, 2012.  Adjusted EBITDA as a percentage of revenue increased from 33.0% for the three months ended March 31, 2011 to 33.4% for the three months ended March 31, 2012.  The primary driver of the increase in Adjusted EBITDA margin was a decrease in Cost of Revenue as a percentage of revenue, partially offset by an increase in General and Administrative expenses as a percentage of revenue.  Also impacting our results were changes in non-cash deferred rent and non-equity incentive compensation. Non-cash rent decreased from $3.0 million in the three months ended March 31, 2011 to $1.9 million in the three months ended March 31, 2012.  Overall, non-equity incentive compensation increased $2.7 million due to an increase in the payout percentage and increased headcount. Adjusted EBITDA as a percentage of revenue decreased from 36.1% for the three months ended December 31, 2011 to 33.4% for the three months ended March 31, 2012 primarily due to an increase in General and Administrative and Sales and Marketing expenses as a percentage of revenue.

Employee non-equity incentive compensation through our current non-equity incentive plan, in effect since January 1, 2009, is dependent upon the financial results of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense.  If company achievement of the pre-set target results in a 10% increase in the non-equity incentive compensation percentage payout, this would increase total non-equity incentive compensation by approximately $0.7 million on an after-tax basis and increase net income by $0.7 million.  Company achievement resulting in a 10% decrease in the non-equity incentive compensation percentage payout would decrease total non-equity incentive compensation by approximately $0.7 million on an after-tax basis and decrease net income by $0.7 million. Additionally, the Compensation Committee has the discretion to increase or decrease a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan. The metric we use for evaluating the financial results of the company is called NOPAT Before Bonus, which is calculated as NOPAT (as defined above) without the inclusion of any impact of non-equity incentive compensation and assumes a statutory tax rate. This cannot be calculated from our financial statements as we do not separately disclose total non-equity incentive compensation for the period.

Income from operations has been favorably impacted by decreases in our Cost of Revenue and Depreciation and Amortization expenses as a percentage of revenue. Our operating income margin increased from 10.4% for the three months ended March 31, 2011 to 12.3% for the three months ended March 31, 2012.

See our Adjusted EBITDA reconciliation below.

	Three Months Ended
(Dollars in thousands)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012

Net revenue	$230,002	$247,229	$264,572	$283,261	$301,355

Income from operations	$23,983	$28,653	$31,070	$39,765	$37,084

Net income	$13,821	$17,561	$19,982	$25,047	$23,180
Plus: Income taxes	8,593	8,956	9,281	13,188	12,769
Plus: Total other (income) expense	1,569	2,136	1,807	1,530	1,135
Plus: Depreciation and amortization	44,098	46,952	49,518	54,844	55,151
Plus: Share-based compensation expense	7,810	5,983	7,395	7,585	8,509
Adjusted EBITDA	$75,891	$81,588	$87,983	$102,194	$100,744

Operating income margin	10.4%	11.6%	11.7%	14.0%	12.3%

Adjusted EBITDA margin	33.0%	33.0%	33.3%	36.1%	33.4%

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

Three Months Ended
(In thousands)	March 31, 2012
Adjusted EBITDA	$100,744
Non-cash deferred rent	1,930
Total capital expenditures	(82,316)
Cash payments for interest, net	(1,226)
Cash payments for income taxes, net	(1,675)
Adjusted free cash flow	$17,457

Net Leverage (Non-GAAP financial measure)

We define Net Leverage as Net Debt divided by Adjusted EBITDA (trailing twelve months). We believe that Net Leverage is an important metric for investors in evaluating a company’s liquidity. Note that Net Leverage is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies. We believe that Net Leverage provides an additional indicator when assessing our liquidity, capital structure and leverage and provides insight into a company's ability to assume more debt if and when required. A negative Net Leverage indicates that our cash and cash equivalents is greater than our total debt as of the balance sheet date.

See our Net Leverage calculation below.

(Dollars in thousands)	As of
	March 31, 2012
Obligations under capital leases	$143,538
Debt	440
Total debt	$143,978
Less: Cash and cash equivalents	(186,531)
Net debt	$(42,553)
Adjusted EBITDA (trailing twelve months)	$372,509
Net leverage	(0.11)	x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net revenue	$230,002	$247,229	$264,572	$283,261	$301,355
Costs and expenses:
Cost of revenue	69,742	74,057	82,445	82,851	87,240
Sales and marketing	29,738	31,477	31,838	33,452	38,502
General and administrative	62,441	66,090	69,701	72,349	83,378
Depreciation and amortization	44,098	46,952	49,518	54,844	55,151
Total costs and expenses	206,019	218,576	233,502	243,496	264,271
Income from operations	23,983	28,653	31,070	39,765	37,084
Other income (expense):
Interest expense	(1,491)	(1,522)	(1,531)	(1,304)	(1,272)
Interest and other income (expense)	(78)	(614)	(276)	(226)	137
Total other income (expense)	(1,569)	(2,136)	(1,807)	(1,530)	(1,135)
Income before income taxes	22,414	26,517	29,263	38,235	35,949
Income taxes	8,593	8,956	9,281	13,188	12,769
Net income	$13,821	$17,561	$19,982	$25,047	$23,180

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	30.3%	30.0%	31.2%	29.2%	28.9%
Sales and marketing	12.9%	12.7%	12.0%	11.8%	12.8%
General and administrative	27.1%	26.7%	26.3%	25.5%	27.7%
Depreciation and amortization	19.2%	19.0%	18.7%	19.4%	18.3%
Total costs and expenses	89.6%	88.4%	88.3%	86.0%	87.7%
Income from operations	10.4%	11.6%	11.7%	14.0%	12.3%
Other income (expense):
Interest expense	(0.6)%	(0.6)%	(0.6)%	(0.5)%	(0.4)%
Interest and other income (expense)	0.0%	(0.2)%	(0.1)%	(0.1)%	0.0%
Total other income (expense)	(0.7)%	(0.9)%	(0.7)%	(0.5)%	(0.4)%
Income before income taxes	9.7%	10.7%	11.1%	13.5%	11.9%
Income taxes	3.7%	3.6%	3.5%	4.7%	4.2%
Net income	6.0%	7.1%	7.6%	8.8%	7.7%

Due to rounding, totals may not equal the sum of the line items in the table above.

First Quarter 2012 Overview

The highlights and significant events of the three months ended March 31, 2012 and the impact on our operating results compared to the three months ended December 31, 2011 were as follows:

Net Revenue

Net revenue increased $18.1 million, or 6.4%, from $283.3 million in the three months ended December 31, 2011 to $301.4 million in the three months ended March 31, 2012.  The market for cloud computing services continues to be highly competitive, and we face competition from existing competitors as well as new market entrants.  However, we continue to grow our Dedicated Cloud and Public Cloud service offerings and believe that this full portfolio of cloud computing services positions us to benefit from increased IT spending in the future. During the first quarter, we experienced an unfavorable revenue impact due to a strengthening U.S. dollar relative to the pound sterling, which resulted in a decrease to revenue of approximately $0.6 million, or 0.2%, for the three months ended March 31, 2012 compared to the three months ended December 31, 2011, with minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries.

Cost of Revenue

Our cost of revenue was $82.9 million for the three months ended December 31, 2011 and $87.2 million for the three months ended March 31, 2012, an increase of $4.3 million, or 5.2%.  Of this increase, $1.2 million was attributable to an increase in employee compensation-related expenses. Total compensation increased as a result of salary increases, the hiring of additional personnel, an increase in non-equity incentive compensation and related payroll taxes. Other cost increases included software license costs of $0.9 million, data center operating costs of $1.1 million related to power and rent, maintenance expenses of $0.6 million and consulting and other expenses of $0.6 million. The remaining variance was due to small changes in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $33.5 million for the three months ended December 31, 2011 and $38.5 million for the three months ended March 31, 2012, an increase of $5.0 million, or 14.9%. Of this increase, $3.2 million was attributable to an increase in employee compensation-related expenses. Total compensation increased as a result of salary increases, a slight increase in commissions and increased share-based compensation and related payroll taxes and the hiring of additional sales and marketing personnel. Also contributing to the increase was a $1.5 million increase in marketing programs. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $72.3 million for the three months ended December 31, 2011 and $83.4 million for the three months ended March 31, 2012, an increase of $11.1 million, or 15.4%. Of this increase, $7.4 million was attributable to employee compensation-related expenses.  Total compensation increased as a result of salary increases, the hiring of additional personnel, increases in non-equity incentive compensation and shared-based compensation expense and related payroll taxes. Also contributing to the change were increases in professional fees and legal expenses of $1.5 million, office-related expenses of $0.7 million, and travel of $0.3 million. The remaining variance was due to small changes in other general and administrative expenses. As a percentage of revenue, general and administrative expenses increased primarily due to the increase in employee compensation-related expenses, which was mainly due to higher payroll taxes from increased stock option exercise activity.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $54.8 million for the three months ended December 31, 2011 and $55.2 million for the three months ended March 31, 2012, an increase of $0.4 million, or 0.7%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Net Income and Net Income per Share

Net income was $25.0 million, or $0.18 per share on a diluted basis, for the three months ended December 31, 2011 compared to net income of $23.2 million, or $0.17 per share on a diluted basis, for the three months ended March 31, 2012. The decrease in net income was mainly due to general and administrative and sales and marketing expenses increasing as a percentage of revenue.  The main reasons for these increases were employee compensation-related expenses due to higher payroll taxes from increased stock option exercise activity, as well as increases in salaries and benefits from increased headcount and salary increases.  Additionally, net income was negatively impacted by an increase in our effective tax rate from 34.5% in the three months ended December 31, 2011 to 35.5% in the three months ended March 31, 2012.

Recent Developments

In February 2012 we acquired SharePoint911, an industry leader in SharePoint consulting, training, and "JumpStart" services within SharePoint. While the acquisition did not have a material impact on the results of the quarter, the acquisition provides capabilities to deliver unparalleled SharePoint hosting solutions along with expert services to our customers. We expect to make additional, similar acquisitions in the future that can increase our service capabilities and product offerings.

Three Months Ended March 31, 2011 and March 31, 2012

Net Revenue

Our net revenue was $230.0 million for the three months ended March 31, 2011 and $301.4 million for the three months ended March 31, 2012, an increase of $71.4 million, or 31.0%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially offsetting the revenue increase was the unfavorable impact of a stronger U.S. dollar relative to the pound sterling for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Net revenue for the three months ended March 31, 2012 would have been approximately $2.0 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $69.7 million for the three months ended March 31, 2011 and $87.2 million for the three months ended March 31, 2012, an increase of $17.5 million, or 25.1%. Of this increase, $8.2 million was attributable to employee-related expenses due to an increase in salaries and benefits of $7.3 million and an increase in non-equity incentive compensation of $1.1 million, partially offset by a decrease in share-based compensation expense of $0.2 million. These increases are primarily due to additional headcount, salary increases and a higher percentage attainment against the pre-set target for non-equity incentive compensation.  The cost increase was further attributable to an increase in license costs of $3.5 million, an increase in data center costs of $2.6 million related to power and rent, and an increase in maintenance and other cost of revenue expenses of $3.2 million.  Cost of revenue expenses as a percentage of revenue decreased from 30.3% in the three months ended March 31, 2011 to 28.9% in the three months ended March 31, 2012 primarily due to employee-related expenses and power costs increasing at a slower rate than revenue.

Sales and Marketing Expenses

Our sales and marketing expenses were $29.7 million for the three months ended March 31, 2011 and $38.5 million for the three months ended March 31, 2012, an increase of $8.8 million, or 29.6%. Of this increase, $6.7 million was attributable to employee-related expenses due to an increase in salaries and benefits of $5.1 million, increases in share-based compensation expense of $1.1 million, non-equity incentive compensation of $0.3 million and commissions of $0.2 million. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel as well as the impact of higher commissions associated with increased sales.  Advertising and Internet-related marketing expenditures increased $1.8 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $62.4 million for the three months ended March 31, 2011 and $83.4 million for the three months ended March 31, 2012, an increase of $21.0 million, or 33.7%. Of this increase, $14.0 million was attributable to employee-related expenses due to increases in salaries and benefits of $12.9 million and non-equity incentive compensation of $1.3 million, partially offset by a decrease in share-based compensation expense of $0.2 million.  These increases are primarily due to additional headcount, salary increases and a higher non-equity incentive compensation payout percentage. Professional fees and legal expenses increased $1.9 million primarily as a result of increased consulting expenses related to tax, legal and general consulting services, and internal software and maintenance costs increased $1.7 million. In addition, travel and other employee-related expenses such as recruiting fees and relocation increased $0.9 million primarily due to a general increase in hiring, and office-related expenses increased $1.6 million, partially offset by a $0.2 million decrease in bad debt expense. We also experienced an increase in merchant credit card fees of $0.8 million due to higher volume of sales in the first quarter of 2012.  The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $44.1 million for the three months ended March 31, 2011 and $55.2 million for the three months ended March 31, 2012, an increase of $11.1 million, or 25.2%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $1.5 million for the three months ended March 31, 2011 and $1.3 million for the three months ended March 31, 2012, a decrease of $0.2 million, or 13.3%.

Interest and other income (expense) was $(0.1) million for the three months ended March 31, 2011 and $0.1 million for the three months ended March 31, 2012.  The three months ended March 31, 2011 included foreign currency losses of $0.1 million compared to minimal foreign currency losses in the three months ended March 31, 2012.

Income Taxes

Our effective tax rate decreased from 38.3% for the three months ended March 31, 2011 to 35.5% for the three months ended March 31, 2012, due primarily to discrete items related to potential transfer pricing exposures.  Overall, the differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

At March 31, 2012, our cash and cash equivalents balance was $186.5 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor-financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

As of March 31, 2012, we had $28.0 million of cash holdings in foreign countries. If these funds are repatriated, we will need to accrue and pay taxes; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September of 2016.  The facility further includes an accordion feature, which allows for an increase in the commitments to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of March 31, 2012, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of March 31, 2012 there was no amount outstanding under the new facility except for outstanding letters of credit of $0.4 million, resulting in an additional $199.6 million being available for future borrowings.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2011 and March 31, 2012, we had $139.1 million and $144.0 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we expect to continue to finance at least some of our equipment purchases through these arrangements.

Capital Expenditure Requirements

For the full year 2012, we continue to expect to have capital expenditures between $335 million and $405 million in the aggregate, consisting of $210 million to $250 million for customer gear, $25 million to $35 million for data center infrastructure costs, $25 million to $35 million for office build-outs, and $75 million to $85 million for capitalized software and other projects.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2011	2012
Cash provided by operating activities	$88,253	$69,909
Cash used in investing activities	$(58,603)	$(60,457)
Cash provided by (used in) financing activities	$(1,181)	$16,578
Acquisition of property and equipment by capital leases	$19,009	$22,564

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $88.3 million in the first three months of 2011 compared to $69.9 million in the first three months of 2012, a decrease of $18.4 million, or 20.8%.  Net income increased from $13.8 million in the first three months of 2011 to $23.2 million in the first three months of 2012.  A summary of the significant changes in non-cash adjustments affecting net income is as follows:

•
Depreciation and amortization expense was $44.1 million in the first three months of 2011 compared to $55.2 million in the first three months of 2012.  The increase in depreciation and amortization was due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•	Our provision for bad debts and customer credits decreased slightly from $1.6 million in the first three months of 2011 to $1.5 million in the first three months of 2012.

•
The change in deferred income taxes created a $3.7 million increase to cash flow from operating activities in the first three months of 2011 compared to a $4.3 million increase in the first three months of 2012.

•
The change in deferred rent created a $3.0 million non-cash increase to cash flow from operating activities in the first three months of 2011 compared to $1.9 million increase in the first three months of 2012.  The change resulted from larger cash payments made in the first three months of 2012 for data center and office lease arrangements with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period. The largest differences typically occur in the early portion of leases that include rent abatements.

•
Share-based compensation expense was $7.8 million in the first three months of 2011 compared to $8.5 million in the first three months of 2012.  The increase in expense was due to equity awards granted in 2011 and the first three months of 2012.

A summary of changes in assets and liabilities impacting operating cash flows is as follows:

•
The change in accounts receivable was a cash outflow of $5.7 million in the first three months of 2011 compared to a cash outflow of $9.0 million in the first three months of 2012. Accounts receivable increased due to the increase in sales.

•
The change in accounts payable and accrued expenses created a $16.7 million cash inflow in the first three months of 2011 compared to a $2.0 million cash inflow in the first three months of 2012.  The changes resulted from the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $58.6 million in the first three months of 2011 compared to $60.5 million in the first three months of 2012, an increase of $1.9 million, or 3.2%.  The increase was primarily due to an increase in purchases of customer gear.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements increased from $19.0 million for the first three months of 2011 to $22.6 million for the first three months of 2012.

Financing Activities

Net cash provided by (used in) financing activities was a $1.2 million outflow in the first three months of 2011 compared to a $16.6 million inflow in the first three months of 2012, a change of $17.8 million. Principal payments on capital leases and notes payable were $15.8 million in the first three months of 2011 compared to $17.7 million during the first three months of 2012.  Cash proceeds from employee stock plans decreased from $13.8 million in the first three months of 2011 to $12.4 million in the first three months of 2012. Other activity included payments of contingent consideration related to prior period business acquisitions and the receipt of a $3.5 million grant from the Texas Enterprise Fund for meeting certain employment levels in the State of Texas. Additionally, in the first three months of 2012 we recorded a $20.2 million financing cash inflow for excess tax benefits booked during the period. Our net leverage as of March 31, 2012 was (0.11) times.  See above for our discussion of Non-GAAP Financial Measures.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of March 31, 2012:

(In thousands)	Total	2012	2013-2014	2015-2016	2017 and Beyond
	(Unaudited)
Capital leases (1)	$149,095	$56,914	$86,413	$5,768	$—
Operating leases	714,902	26,162	86,608	95,854	506,278
Purchase obligations	46,354	38,943	7,338	73	—
Software and equipment notes (1)	442	442	—	—	—
Total contractual obligations	$910,793	$122,461	$180,359	$101,695	$506,278

(1)	Represents principal and interest.

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

Uncertain Tax Positions

We have excluded $2.6 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

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

We base our estimates on historical experience, expected future cash flows, usage patterns and other relevant assumptions that we believe to be reasonable under the circumstances to determine the carrying values of assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

A description of our critical accounting policies that involve significant management judgment appears in our Annual Report filed on Form 10-K filed with the SEC on February 17, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

For a full description of new accounting pronouncements, including the respective dates of adoption and impact on results of operation and financial condition, see “Notes to the Unaudited Consolidated Financial Statements – Note 1. Company Overview and Summary of Significant Accounting Policies."

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risks since December 31, 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the year-ended December 31, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

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

Our growth strategy depends on our ability to identify, hire, train, and retain executives, IT professionals, technical engineers, software developers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic, and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, specifically in the San Antonio, Texas area, where we are headquartered and a majority of our employees are located. We compete with other companies for this limited pool of potential employees. In addition, as our industry becomes more competitive, it could become especially difficult to retain personnel with unique in-demand skills and knowledge, whom we would expect to become recruiting targets for our competitors. There is no assurance that we will be able to recruit or retain qualified personnel, and this failure could cause a dilution of our service-oriented culture and our inability to develop and deliver new products and services, which could cause our operations and financial results to be negatively impacted.

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

We have systems initiatives underway that span infrastructure, products and business transformation. These initiatives are likely to drive significant change in both infrastructure and business processes and contain overlaps and dependencies among the programs. Our inability to manage competing priorities, execute multiple parallel program tracks, plan effectively, manage resources effectively and meet deadlines and budgets could result in us not being able to implement the systems needed to deliver our services in a compelling manner to our customers.

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

We believe that our success depends on our ability to provide customers with quality service that not only meets our stated commitments, but meets and then exceeds customer service expectations. We refer to this high quality of customer service as Fanatical Support. If we are unable to provide customers with quality customer support in a variety of areas, we could face customer dissatisfaction, dilution of our brand, weakening of our main market differentiator, decreased overall demand for our services, and loss of revenue. In addition, our inability to meet customer service expectations may damage our reputation and could consequently limit our ability to retain existing customers and attract new customers, which would adversely affect our ability to generate revenue and negatively impact our operating results.

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

There may be intellectual property rights held by others, including issued or pending patents, trademarks and service marks that cover significant aspects of our technologies, branding or business methods, including technologies and intellectual property we have licensed from third parties. Companies in the technology industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These or other parties could claim that we have misappropriated or misused intellectual property rights. Any such current or future intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert the attention of our technical and management personnel. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe. For any intellectual property rights claim against us or our customers, we may also have to pay damages, indemnify our customers against damages or stop using technology or intellectual property found to be in violation of a third party’s rights. We may be unable to replace those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms or at all. Licensing replacement technologies and intellectual property may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology and intellectual property, which could require significant effort, time, and expense.

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

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have one patent issued and 25 patent applications filed in the U.S. Our patent applications may be challenged and/or ultimately rejected, and our issued patent may be contested, circumvented, found unenforceable or invalidated.

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22.0 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest.  On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007, for a total of 2,661 jobs in Texas). We received the initial installment of $5.0 million from the State of Texas in September 2007, and, after achieving the Job Target as of December 31, 2011, we received the remaining $3.5 million in March 2012. These amounts were recorded as non-current liabilities. The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year.

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

As of March 31, 2012, there was no outstanding indebtedness under our credit facility other than outstanding letters of credit in the amount of $0.4 million. Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions.  If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $143.5 million as of March 31, 2012. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first three months of 2012, we expensed approximately $5.0 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption.  If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow more, we may enter into swaps to continuously control our interest rate risk.  As a result, we are exposed to interest rate risk on our borrowings.  As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of March 31, 2012, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2011 and March 31, 2012, the closing trading price of our common stock was very volatile, ranging between $41.66 and $58.64 per share, including single-day increases of up to 12.6% and declines up to 3.3%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

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

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors deemed undesirable by our board of directors that our stockholders might consider favorable. Some of these provisions:

•
Authorize the issuance of blank check preferred stock, which can be created and issued by our board of directors without prior stockholder approval, with voting, liquidation, dividend, and other rights senior to those of our common stock;

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

ITEM 6 – EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws (1)

10.1 *	Employment Offer Letter from Rackspace US, Inc. to Joe Saporito, dated January 16, 2012

10.2 *	Non-Employee Director Compensation Schedule

10.3 *	Notice of Grant of RSUs for Outside Directors under 2007 Long-Term Incentive Plan (Time-Based)

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed March 21, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

Rackspace Hosting, Inc.

Date:	May 9, 2012	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 9, 2012	By:	/s/ Joe Saporito
Joe Saporito
Chief Accounting Officer
(Principal Accounting Officer)