Form 10-Q
period 2012-06-30
RACKSPACE HOSTING, INC.
filed 2012-08-09
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

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

On August 2, 2012, 135,596,974 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2011	June 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,856	$215,448
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,420 as of December 31, 2011 and $3,725 as of June 30, 2012	68,709	85,161
Deferred income taxes	9,841	9,774
Prepaid expenses	22,006	13,120
Other current assets	2,953	3,996
Total current assets	263,365	327,499

Property and equipment, net	627,490	677,960
Goodwill	59,993	62,177
Intangible assets, net	26,034	23,760
Other non-current assets	49,600	47,332
Total assets	$1,026,482	$1,138,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$156,004	$148,091
Current portion of deferred revenue	14,835	16,065
Current portion of obligations under capital leases	66,031	69,210
Current portion of debt	879	650
Total current liabilities	237,749	234,016

Non-current deferred revenue	3,446	3,162
Non-current obligations under capital leases	72,216	77,939
Non-current debt	—	1,427
Non-current deferred income taxes	68,781	55,164
Non-current deferred rent	23,343	27,754
Other non-current liabilities	21,524	24,447
Total liabilities	427,059	423,909

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 131,912,829 shares issued and outstanding as of December 31, 2011; 135,514,360 shares issued and outstanding as of June 30, 2012	132	135
Additional paid-in capital	383,031	449,133
Accumulated other comprehensive loss	(14,732)	(13,755)
Retained earnings	230,992	279,306
Total stockholders’ equity	599,423	714,819
Total liabilities and stockholders’ equity	$1,026,482	$1,138,728

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2012	2011	2012

Net revenue	$247,229	$318,990	$477,231	$620,345
Costs and expenses:
Cost of revenue	74,057	90,052	143,799	177,292
Sales and marketing	31,477	39,613	61,215	78,115
General and administrative	66,090	86,813	128,531	170,191
Depreciation and amortization	46,952	61,808	91,050	116,959
Total costs and expenses	218,576	278,286	424,595	542,557
Income from operations	28,653	40,704	52,636	77,788
Other income (expense):
Interest expense	(1,522)	(1,233)	(3,013)	(2,505)
Interest and other income (expense)	(614)	(405)	(692)	(268)
Total other income (expense)	(2,136)	(1,638)	(3,705)	(2,773)
Income before income taxes	26,517	39,066	48,931	75,015
Income taxes	8,956	13,932	17,549	26,701
Net income	$17,561	$25,134	$31,382	$48,314

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(105)	$(3,515)	$2,869	$977
Other comprehensive income (loss)	(105)	(3,515)	2,869	977
Comprehensive income	$17,456	$21,619	$34,251	$49,291

Net income per share
Basic	$0.14	$0.19	$0.24	$0.36
Diluted	$0.13	$0.18	$0.23	$0.34

Weighted average number of shares outstanding
Basic	129,706	135,033	128,780	134,045
Diluted	137,880	140,786	137,369	140,396

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2012
Cash Flows From Operating Activities
Net income	$31,382	$48,314
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	91,050	116,959
Loss on disposal of equipment, net	272	365
Provision for bad debts and customer credits	3,238	3,133
Deferred income taxes	5,859	2,673
Deferred rent	5,814	4,050
Share-based compensation expense	13,793	17,884
Excess tax benefits from share-based compensation arrangements	(1,590)	(29,836)
Changes in certain assets and liabilities
Accounts receivable	(17,870)	(19,314)
Income taxes receivable	1,928	—
Prepaid expenses and other current assets	2,478	7,880
Accounts payable and accrued expenses	20,315	25,563
Deferred revenue	(323)	705
All other operating activities	978	714
Net cash provided by operating activities	157,324	179,090

Cash Flows From Investing Activities
Purchases of property and equipment	(121,982)	(133,390)
Acquisitions, net of cash acquired	(952)	(712)
All other investing activities	—	39
Net cash used in investing activities	(122,934)	(134,063)

Cash Flows From Financing Activities
Principal payments of capital leases	(31,420)	(35,042)
Principal payments of notes payable	(1,041)	(879)
Payments for deferred acquisition obligations	—	(4,726)
Receipt of Texas Enterprise Fund Grant	—	3,500
Proceeds from employee stock plans	22,967	17,843
Excess tax benefits from share-based compensation arrangements	1,590	29,836
Net cash provided by (used in) financing activities	(7,904)	10,532

Effect of exchange rate changes on cash and cash equivalents	598	33

Increase in cash and cash equivalents	27,084	55,592

Cash and cash equivalents, beginning of period	104,941	159,856

Cash and cash equivalents, end of period	$132,025	$215,448

Supplemental cash flow information:
Acquisition of property and equipment by vendor financed capital leases	$39,576	$43,944
Acquisition of property and equipment by vendor financed notes payable	—	2,045
Increase (decrease) in property and equipment in accounts payable and accrued expenses	10,423	(15,095)
Non-cash purchases of property and equipment	$49,999	$30,894

Cash payments for interest, net of amount capitalized	$2,776	$2,466
Cash payments for income taxes	$11,635	$4,072

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

Our operations began in 1998 as a limited partnership, and Rackspace Hosting, Inc. was incorporated in Delaware on March 7, 2000.

Basis of Consolidation

The consolidated financial statements include the accounts of Rackspace Hosting and our wholly-owned subsidiaries, which include, among others, Rackspace US, Inc., our domestic operating entity, and Rackspace Limited, our United Kingdom operating entity. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2011 and 2012, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2012, our results of operations for the three and six months ended June 30, 2011 and 2012, and our cash flows for the six months ended June 30, 2011 and 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2012.  The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or for any other interim period, or for any other future year.

The Company corrected immaterial errors in its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 by decreasing purchases of property and equipment reflected in investing activities by $10.4 million with an equal and offsetting reduction in the change in accounts payable and accrued expenses in operating activities.  These amounts were inadvertently overstated because property and equipment acquired but unpaid as of the end of the reporting period was included in the amounts previously reported. The correction reduces the Company's net cash provided by operating activities and net cash used in investing activities included within the Condensed Consolidated Statement of Cash Flows by $10.4 million. This correction does not impact the Company's previously reported amounts in its Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 or the Company's Condensed Consolidated Balance Sheet as of December 31, 2011.

In connection with (i) the filing of the Company's Form 10-Q for the third quarter of 2012, (ii) the filing of the 2012 Form 10-K, and (iii) the filing of the Company's Form 10-Q for the first quarter of 2013, similar adjustments will be made to the Company's Statements of Cash Flows that will decrease (increase) cash flows from operating activities with an equal and offsetting adjustment to cash flows used in investing activities by $12.9 million for the nine months ended September 30, 2011, $23.3 million and $3.7 million for the years ended December 31, 2011 and 2010, and $(7.9) million for the three months ended March 31, 2012, respectively.

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2011, included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of share-based compensation, contingencies, and income taxes, among others. Whenever possible, we base our estimates and assumptions on historical experience. However, certain estimates require us to make assumptions about expected future cash flow, events and usage patterns that we cannot influence or control. Our judgments, assumptions and estimates are based upon facts and circumstances known to us when we prepare the financial statements and that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities or recording revenue and expenses in our financial statements. Changes in facts and circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from our estimates. We engaged third-party consultants to assist management in the valuation of acquired assets or other intangibles.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain fair value measurement principles and disclosure requirements in order to reduce differences between U.S. GAAP and International Financial Reporting Standards. Specifically, the new guidance limits the "highest and best use" measure to non-financial instruments, provides guidance on the applicability of premiums and discounts, and expands the disclosure requirements related to Level 3 fair value measurements. This guidance became effective for us at the beginning of this year but did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  This guidance became effective for us this year, and we have modified our presentation of other comprehensive income accordingly.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2012	2011	2012
Basic net income per share:
Net income	$17,561	$25,134	$31,382	$48,314
Weighted average shares outstanding:
Common stock	129,706	135,033	128,780	134,045
Number of shares used in per share computations	129,706	135,033	128,780	134,045
Earnings per share	$0.14	$0.19	$0.24	$0.36

Diluted net income per share:
Net income	$17,561	$25,134	$31,382	$48,314
Weighted average shares outstanding:
Common stock	129,706	135,033	128,780	134,045
Stock options, awards and employee share purchase plan	8,174	5,753	8,589	6,351
Number of shares used in per share computations	137,880	140,786	137,369	140,396
Earnings per share	$0.13	$0.18	$0.23	$0.34

We excluded 0.9 million and 1.1 million potential common shares from the computation of dilutive earnings per share for the three months ended June 30, 2011 and 2012, respectively, and 1.1 million and 0.9 million potential shares for the six months ended June 30, 2011 and 2012, respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2011	June 30, 2012
Cash deposits	$119,115	$174,705
Money market funds	40,741	40,743
Cash and cash equivalents	$159,856	$215,448

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

	December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,741	$—	$—	$40,741
Rabbi trust (2)	293	—	—	293
Total	$41,034	$—	$—	$41,034

Liabilities:
Deferred compensation (3)	$187	$—	$—	$187
Total	$187	$—	$—	$187

	June 30, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,743	$—	$—	$40,743
Rabbi trust (2)	398	—	—	398
Total	$41,141	$—	$—	$41,141

Liabilities:
Deferred compensation (3)	$289	$—	$—	$289
Total	$289	$—	$—	$289

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the statement of income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During the three and six months ended June 30, 2011 and June 30, 2012, we recognized minimal net gains as interest and other income.

5. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives				December 31, 2011	June 30, 2012
Computers, software and equipment	1	-	5	years	$898,045	$1,038,974
Furniture and fixtures	7	years			34,000	37,245
Buildings and leasehold improvements	2	-	30	years	201,639	209,287
Land					13,860	13,860
Property and equipment, at cost					1,147,544	1,299,366
Less accumulated depreciation and amortization					(582,794)	(672,114)
Work in process					62,740	50,708
Property and equipment, net					$627,490	$677,960

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $45.7 million and $58.9 million for the three months ended June 30, 2011 and 2012, respectively, and $88.3 million and $112.3 million for the six months ended June 30, 2011 and 2012, respectively.

At December 31, 2011, the work in process balance consisted of build outs of $28.0 million for office facilities, $3.6 million for data centers, and $31.2 million for capitalized software and other projects.  At June 30, 2012, the work in process balance consisted of build outs of $28.9 million for office facilities, $0.8 million for data centers, and $21.0 million for capitalized software and other projects.

There was no interest capitalized during the three or six months ended June 30, 2011 and 2012.

6. Business Combinations and Goodwill

In February 2012, we acquired a company with expertise in SharePoint consulting, training, and services. The acquisition, which was accounted for using the acquisition method, included an initial cash payment and additional cash payments due on the first anniversary of the closing date and each month thereafter for 36 months. The purchase price was allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. The fair value of the remaining payments of $1.4 million was recorded as a liability as of the date of acquisition. The consolidated statements of comprehensive income include the results of operations for the acquired company commencing on February 14, 2012.

In prior periods, we acquired companies that required additional future payments in addition to the initial cash payment. During the first six months of 2012, we paid $5.3 million related to these previous acquisitions, and as of June 30, 2012, the fair value of the remaining liability recorded was $2.1 million.

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2011	$59,993
Acquisition	2,184
Balance at June 30, 2012	$62,177

The $2.2 million of goodwill recorded for the acquisition in February 2012 is deductible for tax purposes.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2011	June 30, 2012
Trade payables	$51,097	$39,183
Accrued compensation and benefits	41,767	42,651
Income and other taxes payable	16,778	22,212
Vendor accruals	32,458	33,953
Other liabilities	13,904	10,092
Accounts payable and accrued expenses	$156,004	$148,091

8. Debt

Debt outstanding at December 31, 2011 consisted of current notes payable of $0.9 million, which was paid during the first six months of 2012. In the quarter ended June 30, 2012, we entered into a new financing arrangement with a software vendor, resulting in a $2.1 million notes payable balance at June 30, 2012, $0.7 million of which was current. As the note, which matures in July 2014, does not have a stated interest rate, we have imputed an interest rate of 5.75%.

We also have a revolving credit facility, which has a total commitment of $200 million and matures in September 2016. As of June 30, 2012, there were no borrowings outstanding under the facility except for outstanding letters of credit of $0.4 million, resulting in $199.6 million being available for future borrowings. As of the same date, we were in compliance with all of the covenants under our facility.

9. Commitments and Contingencies

Legal Proceedings

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. Although the outcome of these matters is currently not determinable, management expects that any losses that are incurred as a result of these matters, which are in excess of amounts already accrued in its consolidated balance sheet, would not be material to the financial statements as a whole. In addition, we are involved in the following legal proceedings:

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

We are also a party to various claims that certain of our products, services, and technologies infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, products, or services, and may also cause us to change our business practices and require development of non-infringing products or technologies, which could result in a loss of revenue for us and otherwise harm our business. We have disputed the allegations of wrongdoing in these proceedings and intend to vigorously defend ourselves in all such matters.

Contingent Liability

We recorded a $1.0 million charge in the first quarter of 2012 as cost of revenue related to an unresolved contractual issue with a vendor. We have recorded a loss contingency liability with respect to this matter, but due to the uncertainty regarding the interpretation of certain contractual terms, it is possible the ultimate loss may exceed the amount currently accrued.

Incentive Arrangements

During the first quarter of 2012, we received $3.5 million related to our agreement with the State of Texas, under which we are eligible to receive up to an additional $13.5 million from the Texas Enterprise Fund in multiple installments to be used for capital improvements, provided that we meet certain new job levels in the State of Texas. We are responsible for maintaining the jobs until January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year. As of June 30, 2012, the total $8.5 million received under this agreement was deferred and recorded as other non-current liabilities. Amounts will be recognized into income upon the achievement of the performance criteria and the determination that the cash is no longer refundable to the State of Texas.

10. Share-Based Compensation

At our 2012 annual meeting of the stockholders held on May 2, 2012, our stockholders approved certain amendments to our Amended and Restated 2007 Long-Term Incentive Plan (the "2007 Plan"). The amendments included, among other things, setting a fixed number of shares available of 12 million, removing the evergreen provision and requiring new grants of restricted stock, restricted stock units, performance units and performance shares to count against the numerical limits of the 2007 Plan as 1.76 shares for every one share that is subject to such an award.

The following have been granted under our 2007 Plan in 2012: stock options, restricted stock units (RSUs) and restricted stock awards (RSAs). Collectively, all such grants are referred to as "awards." All awards deduct one share from the 2007 Plan shares available for issuance for each share granted, except as described above. To the extent awards granted under the 2007 Plan terminate, expire or lapse for any reason, shares subject to such awards will again be available for future grant. In January 2012, an additional 5.9 million shares became available for future awards pursuant to the automatic share reserve increase or “evergreen” provision under the 2007 Plan; however, as stated above, the authorized shares available for issuance under the Plan was reduced upon approval of our stockholders at our 2012 annual meeting of the stockholders.  Therefore, as of June 30, 2012, the total number of shares authorized under all of our plans, including shares issued pursuant to awards, total outstanding awards and shares available for future awards under the plans, was 43.0 million shares, of which approximately 11.9 million shares were available for future awards.

Outstanding awards were as follows:

	December 31, 2011	June 30, 2012
Restricted stock	3,446,970	2,659,388
Stock options	12,043,413	10,427,992
Total outstanding awards	15,490,383	13,087,380

Restricted Stock

The following table summarizes our RSU and RSA activity for the six months ended June 30, 2012:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	3,446,970	$14.87
Granted	493,103	$48.31
Released (1)	(1,196,834)	$6.19
Cancelled	(83,851)	$26.29
Outstanding at June 30, 2012	2,659,388	$24.62

Expected to vest after June 30, 2012*	2,448,194	$23.09
(1) Includes 5,360 shares of RSUs issued to certain members of our board of directors.
*Includes reduction of shares outstanding due to estimated forfeitures

The weighted average grant date fair value of RSUs and RSAs granted during the three months ended June 30, 2011 and 2012 was $41.32 and $52.62, respectively, and $37.86 and $48.31 during the six months ended June 30, 2011 and 2012, respectively. The total pre-tax intrinsic value of the RSUs and RSAs released during the three months ended June 30, 2011 and 2012 was $0.6 million and $0.1 million, respectively, and $4.2 million and $64.1 million for the six months ended June 30, 2011 and 2012, respectively.

We granted 287,414 RSUs and 205,689 RSAs in 2012. The RSUs and 61,801 of the RSAs granted in 2012 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  The fair value of these service-vesting awards is measured based on the closing fair market value of our common stock on the date of grant, and share-based compensation expense is recognized ratably over the four-year service period.  The remaining RSAs were granted to members of our executive team. The vesting of 34,437 of these RSAs is dependent upon the total shareholder return (TSR) on our common stock for a three-year performance period as compared to the components of the NASDAQ Internet Index over this same period. In addition, the company’s TSR must be positive for vesting to occur.  The vesting of 109,451 of these RSAs is dependent upon a market condition as well as certain predetermined operating results over the next 3 years. The fair values of these performance-vesting and market-vesting awards was measured using a Monte Carlo simulation based on the date of grant, and share-based compensation expense is recognized ratably over the three-year vesting period.

As of June 30, 2012, there was $51.1 million of total unrecognized compensation cost related to non-vested RSUs and RSAs, which will be amortized using the straight-line method over a remaining weighted average period of 2.2 years.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	12,043,413	$13.22	5.93	$358,754
Granted	726,702	$54.00
Exercised	(2,125,412)	$7.22
Cancelled	(216,711)	$27.51
Outstanding at June 30, 2012	10,427,992	$16.98	5.56	$288,290

Vested and exercisable at June 30, 2012	5,827,303	$7.57	5.02	$211,919

Vested and exercisable at June 30, 2012 and expected to vest thereafter*	9,784,142	$15.85	5.52	$280,548
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2012 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of seven years.

The total pre-tax intrinsic value of the stock options exercised during the three months ended June 30, 2011 and 2012 was $36.7 million and $21.4 million, respectively, and $104.1 million and $98.6 million for the six months ended June 30, 2011 and 2012, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Expected stock volatility	56%	58%	56%	57% - 58%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.87%	0.73%	1.87% - 2.35%	0.73% - 0.77%
Expected life	4.75 years	4.75 years	4.75 years	4.75 years
Weighted average grant date fair value of options granted during the period	$19.81	$25.32	$19.05	$25.76

As of June 30, 2012, there was $54.7 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight-line method over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

An Employee Stock Purchase Plan (ESPP) was approved by the Company's Board of Directors in 2011 and adopted by the Company on January 1, 2012. Under the ESPP, eligible employees may purchase a limited number of shares of the Company's common stock at the lesser of 85% of the market value on the enrollment date or the purchase date. The ESPP is made up of a series of offering periods. Each offering period has a maximum term of 24 months and is divided into four semi-annual purchase intervals. During the six months ended June 30, 2012, the Company issued 68,203 shares under the ESPP. The fair value on the date of enrollment was determined using the Black-Scholes option-pricing model.

The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Purchase Interval #1	Purchase Interval #2	Purchase Interval #3	Purchase Interval #4
Expected stock volatility	53%	49%	48%	49%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.06%	0.12%	0.19%	0.25%
Expected life	0.5 years	1.0 year	1.5 years	2.0 years
Fair value	$12.82	$14.73	$16.40	$18.09

The weighted average fair value of $15.51 per share will be recognized ratably over the two-year term.

Share-based Compensation

Share-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2012	2011	2012
Cost of revenue	$756	$1,113	$2,168	$2,349
Sales and marketing	609	1,393	610	2,507
General and administrative	4,618	6,869	11,015	13,028
Pre-tax share-based compensation	5,983	9,375	13,793	17,884
Less: Income tax benefit	(1,956)	(3,344)	(4,947)	(6,366)
Total share-based compensation expense, net of tax	$4,027	$6,031	$8,846	$11,518

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

The following table provides a roll forward of our balance of unrecognized tax benefits, excluding accrued interest.

(In thousands)
December 31, 2011	$16,729
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(11)
Settlements	—
June 30, 2012	$16,718

As of June 30, 2012, approximately $2.8 million of these unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in any future period. Also included in the balance of unrecognized tax benefits at June 30, 2012 are liabilities of $12.6 million that, if recognized, would be recorded as an adjustment to other current and non-current assets.

12. Comprehensive Income

The income tax benefit allocated to foreign currency translation adjustments during the three and six months ended June 30, 2011 was $0.1 million and $0.2 million, respectively. Minimal income tax expense was allocated to these adjustments during the three and six months ended June 30, 2012.

The change in accumulated other comprehensive income (loss) for the six months ended June 30, 2012 was as follows:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2011	$(14,732)
Foreign currency cumulative translation adjustment, net of taxes	977
Balance at June 30, 2012	$(13,755)

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

Revenue is attributed to geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2012	2011	2012
United States	$184,206	$236,971	$356,504	$461,681
International	63,023	82,019	120,727	158,664
Total net revenue	$247,229	$318,990	$477,231	$620,345

Total net revenue by our product categories was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2012	2011	2012
Dedicated Cloud	$204,275	$246,417	$397,170	$483,021
Public Cloud	42,954	72,573	80,061	137,324
Total net revenue	$247,229	$318,990	$477,231	$620,345

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2011	June 30, 2012
United States	$485,608	$510,086
International	141,882	167,874
Total property and equipment, net	$627,490	$677,960

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

Overview of our Business

We are the service leader in cloud computing. Our growth is the result of our industry-leading service, known as Fanatical Support. We also distinguish ourselves through our exclusive focus on cloud computing, our broad portfolio of services and our promotion of open standards that give customers freedom of movement among various cloud providers. We have been successful in attracting and retaining thousands of customers and in growing our business. We are a pioneer in an emerging category, Hybrid Hosting, which combines the benefits of hosted computing on dedicated hardware and on pools of shared resources and seamlessly integrates the two through a product called RackConnect®. We are committed to maintaining our service focus, and we will follow our vision to be considered one of the world’s greatest service companies.

We offer a portfolio of cloud computing services, including Dedicated Cloud hosting and Public Cloud hosting. The equipment (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) required to deliver services is typically purchased and managed by us.

We sell our services to small and medium-sized businesses, as well as large enterprises. For the first six months of 2012, 26% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we operate a Hong Kong data center and sales office. Our growth strategy includes, among other strategies, targeting international customers as we plan to expand our activities in continental Europe and the Asia-Pacific region. For the first six months of 2012, no individual customer accounted for greater than 2% of our net revenue.

Product and Service Offerings

We continue to invest in our Public Cloud service and believe it is a critical part of our future success. Public Cloud continues to emerge as a new technology with high adoption rates and investment, which is reflected in its high revenue growth rate. The primary benefit of Public Cloud is the value proposition that it provides for businesses because it enables them to match costs directly to revenue and to scale up and down on a real-time basis as necessary. We do not believe that Public Cloud will replace traditional Dedicated Cloud hosting offerings because we believe the two complement one another, allowing customers to choose the best platform for each of their applications. A focus in our growth strategy is to build our product portfolio to include higher service levels and additional capabilities. We are investing heavily in this strategy and are creating new technologies to help businesses leverage the benefits of Public Cloud hosting.

Our product strategy includes the development of a variety of new capabilities and features and building a support business around the OpenStack® cloud computing platform. In April 2012, we launched new cloud capabilities featuring the world's first large-scale, production ready cloud built on open-source software and backed by Fanatical Support. Powered by OpenStack, our Rackspace open cloud will incorporate a portfolio of cloud solutions such as Cloud Servers, Cloud Databases, Cloud Block Storage, Cloud Networks, a completely new cloud Control Panel, Cloud Monitoring and support for the OpenStack API. Some of these new capabilities have already been made available and others will be made available in the near future as we roll out our full portfolio of capabilities on this new platform. Additionally, based on our experience working with customers running OpenStack, we introduced a new service we call Rackspace Private Cloud. This offering enables Rackspace to extend Fanatical Support beyond the bounds of our data centers by remotely supporting and managing OpenStack environments that run in almost any data center and could become a meaningful part of our growth strategy in the long term. These initiatives are still in the early stages, and while we believe that these new capabilities and features could drive future incremental demand, there are certain risks associated with such a significant product transition and platform shift.

We believe these risks could adversely impact our ability to execute on our growth strategy and therefore capitalize on the current market opportunity, both in the short and long term. They include (i) the acceptance by current and prospective customers of our new Public Cloud platform and product set, (ii) increasing competition in our industry by competitors that have greater financial, technical, and marketing resources; larger customer bases; longer operating histories; greater brand recognition; more established relationships in the industry; and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities, (iii) new pricing strategies that may include lowering price points for Cloud products to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our Cloud products to certain significant Cloud customers, (iv) the adoption of OpenStack as the ubiquitous open source cloud computing platform standard for public and private clouds, which could be negatively impacted by a delay in product releases, (v) unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we serve, including the current volatile economic environment found in Europe, and (vi) other risks as set forth in the section titled “Risk Factors”.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except average monthly revenue per server)	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012

Growth
Dedicated Cloud, net revenue	$204,275	$213,899	$224,808	$236,604	$246,417
Public Cloud, net revenue	$42,954	$50,673	$58,453	$64,751	$72,573
Net revenue	$247,229	$264,572	$283,261	$301,355	$318,990
Revenue growth (year over year)	32.0%	32.5%	31.9%	31.0%	29.0%
Net upgrades (monthly average)	1.8%	1.8%	2.0%	1.5%	1.7%
Churn (monthly average)	-0.9%	-0.9%	-0.8%	-0.8%	-0.8%
Growth in installed base (monthly average) (2)	0.9%	0.9%	1.2%	0.7%	1.0%
Number of customers at period end (3)	152,578	161,422	172,510	180,866	190,958
Number of employees (Rackers) at period end	3,712	3,799	4,040	4,335	4,528
Number of servers deployed at period end	74,028	78,717	79,805	82,438	84,978
Average monthly revenue per server	$1,141	$1,155	$1,191	$1,238	$1,270
Profitability
Income from operations	$28,653	$31,070	$39,765	$37,084	$40,704
Depreciation and amortization	$46,952	$49,518	$54,844	$55,151	$61,808
Share-based compensation expense
Cost of revenue	$756	$1,005	$1,047	$1,236	$1,113
Sales and marketing	$609	$864	$839	$1,114	$1,393
General and administrative	$4,618	$5,526	$5,699	$6,159	$6,869
Total share-based compensation expense	$5,983	$7,395	$7,585	$8,509	$9,375
Adjusted EBITDA (1)	$81,588	$87,983	$102,194	$100,744	$111,887
Adjusted EBITDA margin	33.0%	33.3%	36.1%	33.4%	35.1%
Operating income margin	11.6%	11.7%	14.0%	12.3%	12.8%
Income from operations	$28,653	$31,070	$39,765	$37,084	$40,704
Effective tax rate	33.8%	31.7%	34.5%	35.5%	35.7%
Net operating profit after tax (NOPAT) (1)	$18,968	$21,221	$26,046	$23,919	$26,173
NOPAT margin	7.7%	8.0%	9.2%	7.9%	8.2%
Capital efficiency and returns
Interest bearing debt	$138,841	$144,152	$139,126	$143,978	$149,226
Stockholders' equity	$511,843	$551,049	$599,423	$668,436	$714,819
Less: Excess cash	$(102,358)	$(92,931)	$(125,865)	$(150,368)	$(177,169)
Capital base	$548,326	$602,270	$612,684	$662,046	$686,876
Average capital base	$527,635	$575,298	$607,477	$637,365	$674,461
Capital turnover (annualized)	1.87	1.84	1.87	1.89	1.89
Return on capital (annualized) (1)	14.4%	14.8%	17.2%	15.0%	15.5%
Capital expenditures
Purchases of property and equipment (4)	$73,295	$67,916	$56,629	$67,604	$65,786
Non-cash purchases of property and equipment (4)	$22,026	$25,642	$22,726	$14,712	$16,182
Total capital expenditures	$95,321	$93,558	$79,355	$82,316	$81,968
Customer gear	$48,777	$53,643	$47,376	$52,999	$53,746
Data center build outs	$17,491	$16,715	$6,568	$9,473	$3,285
Office build outs	$14,074	$8,806	$9,915	$4,666	$4,015
Capitalized software and other projects	$14,979	$14,394	$15,496	$15,178	$20,922
Total capital expenditures	$95,321	$93,558	$79,355	$82,316	$81,968
Infrastructure capacity and utilization
Megawatts under contract at period end	38.0	41.9	48.1	47.8	58.0
Megawatts available for use at period end	27.0	29.7	30.7	32.2	32.7
Megawatts utilized at period end	19.0	20.2	20.9	21.4	22.7
Annualized net revenue per average Megawatt of power utilized	$53,455	$53,994	$55,136	$56,994	$57,867

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
(4) Purchases of property and equipment in prior periods were corrected for immaterial errors. The change was a reclassification between purchases of property and equipment and non-cash purchases of property and equipment. There was no impact on total capital expenditures.

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

Note that ROC is not a measure of financial performance under GAAP and should not be considered a substitute for return on assets, which we calculate directly from amounts on the Statement of Comprehensive Income and the Balance Sheet. ROC has limitations as an analytical tool, and when assessing our operating performance, you should not consider ROC in isolation or as a substitute for other financial data prepared in accordance with GAAP. Other companies may calculate ROC differently than we do, limiting its usefulness as a comparative measure.

ROC increased from 14.4% for the three months ended June 30, 2011 to 15.5% for the three months ended June 30, 2012, primarily due to a reduction of operating costs as a percentage of revenue, partially offset by growth in our capital base.  Included in the average capital base are capital expenditures of $41.5 million and $53.5 million related to the build-out of our corporate headquarters and data centers, respectively, since the beginning of the second quarter of 2011.

Return on assets increased from 8.2% for the three months ended June 30, 2011 to 9.0% for the three months ended June 30, 2012. This increase was primarily due to operating expenses decreasing as a percentage of revenue, partially offset by growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
(In thousands)	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Income from operations	$28,653	$31,070	$39,765	$37,084	$40,704
Effective tax rate	33.8%	31.7%	34.5%	35.5%	35.7%
Net operating profit after tax (NOPAT)	$18,968	$21,221	$26,046	$23,919	$26,173

Net income	$17,561	$19,982	$25,047	$23,180	$25,134

Total assets at period end	$887,576	$970,677	$1,026,482	$1,089,393	$1,138,728
Less: Excess cash	(102,358)	(92,931)	(125,865)	(150,368)	(177,169)
Less: Accounts payable and accrued expenses	(145,609)	(148,464)	(156,004)	(153,668)	(148,091)
Less: Deferred revenue (current and non-current)	(18,687)	(17,772)	(18,281)	(20,195)	(19,227)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(72,596)	(109,240)	(113,648)	(103,116)	(107,365)
Capital base	$548,326	$602,270	$612,684	$662,046	$686,876

Average total assets	$859,495	$929,127	$998,580	$1,057,938	$1,114,061
Average capital base	$527,635	$575,298	$607,477	$637,365	$674,461

Return on assets (annualized)	8.2%	8.6%	10.0%	8.8%	9.0%
Return on capital (annualized)	14.4%	14.8%	17.2%	15.0%	15.5%

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

Note that Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered a substitute for operating income, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP.  Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Adjusted EBITDA increased $30.3 million, or 37.1%, from $81.6 million in the three months ended June 30, 2011 to $111.9 million in the three months ended June 30, 2012.  Adjusted EBITDA as a percentage of revenue increased from 33.0% for the three months ended June 30, 2011 to 35.1% for the three months ended June 30, 2012.  The primary drivers of the increase in Adjusted EBITDA margin were decreases in Cost of Revenue and Sales and Marketing expenses as a percentage of revenue, partially offset by an increase in General and Administrative expenses as a percentage of revenue.  Also impacting our results were changes in non-cash deferred rent and non-equity incentive compensation. Non-cash rent decreased from $2.8 million in the three months ended June 30, 2011 to $2.1 million in the three months ended June 30, 2012.  Overall, non-equity incentive compensation for the three months ended June 30, 2012 increased $6.6 million from the three months ended June 30, 2011 due to an increase in the payout percentage and increased headcount. Adjusted EBITDA as a percentage of revenue increased from 33.4% for the three months ended March 31, 2012 to 35.1% for the three months ended June 30, 2012 primarily due to decreases in Cost of Revenue, Sales and Marketing, and General and Administrative expenses as a percentage of revenue.

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

Income from operations has been favorably impacted by decreases in our Cost of Revenue and Sales and Marketing expenses as a percentage of revenue. Our operating income margin increased from 11.6% for the three months ended June 30, 2011 to 12.8% for the three months ended June 30, 2012.

See our Adjusted EBITDA reconciliation below.

	Three Months Ended
(Dollars in thousands)	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012

Net revenue	$247,229	$264,572	$283,261	$301,355	$318,990

Income from operations	$28,653	$31,070	$39,765	$37,084	$40,704

Net income	$17,561	$19,982	$25,047	$23,180	$25,134
Plus: Income taxes	8,956	9,281	13,188	12,769	13,932
Plus: Total other (income) expense	2,136	1,807	1,530	1,135	1,638
Plus: Depreciation and amortization	46,952	49,518	54,844	55,151	61,808
Plus: Share-based compensation expense	5,983	7,395	7,585	8,509	9,375
Adjusted EBITDA	$81,588	$87,983	$102,194	$100,744	$111,887

Operating income margin	11.6%	11.7%	14.0%	12.3%	12.8%

Adjusted EBITDA margin	33.0%	33.3%	36.1%	33.4%	35.1%

Adjusted Free Cash Flow (Non-GAAP financial measure)

We define Adjusted Free Cash Flow as Adjusted EBITDA plus non-cash deferred rent, less total capital expenditures (including non-cash purchases of property and equipment), cash payments for interest, net, and cash payments for income taxes, net.

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

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2012	June 30, 2012
Adjusted EBITDA	$111,887	$212,631
Non-cash deferred rent	2,120	4,050
Total capital expenditures	(81,968)	(164,284)
Cash payments for interest, net	(1,209)	(2,435)
Cash payments for income taxes, net	(2,100)	(3,775)
Adjusted free cash flow	$28,730	$46,187

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

See our Net Leverage calculation below.

	As of
(Dollars in thousands)	June 30, 2012
Obligations under capital leases	$147,149
Debt	2,077
Total debt	$149,226
Less: Cash and cash equivalents	(215,448)
Net debt	$(66,222)
Adjusted EBITDA (trailing twelve months)	$402,808
Net leverage	(0.16)	x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net revenue	$247,229	$264,572	$283,261	$301,355	$318,990
Costs and expenses:
Cost of revenue	74,057	82,445	82,851	87,240	90,052
Sales and marketing	31,477	31,838	33,452	38,502	39,613
General and administrative	66,090	69,701	72,349	83,378	86,813
Depreciation and amortization	46,952	49,518	54,844	55,151	61,808
Total costs and expenses	218,576	233,502	243,496	264,271	278,286
Income from operations	28,653	31,070	39,765	37,084	40,704
Other income (expense):
Interest expense	(1,522)	(1,531)	(1,304)	(1,272)	(1,233)
Interest and other income (expense)	(614)	(276)	(226)	137	(405)
Total other income (expense)	(2,136)	(1,807)	(1,530)	(1,135)	(1,638)
Income before income taxes	26,517	29,263	38,235	35,949	39,066
Income taxes	8,956	9,281	13,188	12,769	13,932
Net income	$17,561	$19,982	$25,047	$23,180	$25,134

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	30.0%	31.2%	29.2%	28.9%	28.2%
Sales and marketing	12.7%	12.0%	11.8%	12.8%	12.4%
General and administrative	26.7%	26.3%	25.5%	27.7%	27.2%
Depreciation and amortization	19.0%	18.7%	19.4%	18.3%	19.4%
Total costs and expenses	88.4%	88.3%	86.0%	87.7%	87.2%
Income from operations	11.6%	11.7%	14.0%	12.3%	12.8%
Other income (expense):
Interest expense	(0.6)%	(0.6)%	(0.5)%	(0.4)%	(0.4)%
Interest and other income (expense)	(0.2)%	(0.1)%	(0.1)%	0.0%	(0.1)%
Total other income (expense)	(0.9)%	(0.7)%	(0.5)%	(0.4)%	(0.5)%
Income before income taxes	10.7%	11.1%	13.5%	11.9%	12.2%
Income taxes	3.6%	3.5%	4.7%	4.2%	4.4%
Net income	7.1%	7.6%	8.8%	7.7%	7.9%

Due to rounding, totals may not equal the sum of the line items in the table above.

Second Quarter 2012 Overview

The highlights and significant events of the three months ended June 30, 2012 and the impact on our operating results compared to the three months ended March 31, 2012 were as follows:

Net Revenue

Net revenue increased $17.6 million, or 5.8%, from $301.4 million in the three months ended March 31, 2012 to $319.0 million in the three months ended June 30, 2012 reflecting slightly lower growth than prior quarters.  The market for cloud computing services continues to be highly competitive, and we face competition from existing competitors as well as new market entrants.  We continue to grow our Dedicated Cloud and Public Cloud service offerings and believe that this full portfolio of cloud computing services positions us well in the market. During the second quarter, we experienced a favorable revenue impact due to a weakening U.S. dollar relative to the pound sterling, which resulted in an increase to revenue of approximately $0.6 million, or 0.2%, for the three months ended June 30, 2012 compared to the three months ended March 31, 2012, with minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries. Although the exchange rate impact on revenue during the quarter was favorable, the dollar strengthened relative to the pound sterling throughout the second quarter, and especially so in June 2012. If current exchange rates stay the same or decline, we will experience an unfavorable revenue impact in future periods.

Cost of Revenue

Our cost of revenue was $87.2 million for the three months ended March 31, 2012 and $90.1 million for the three months ended June 30, 2012, an increase of $2.9 million, or 3.3%.  Of this increase, $0.8 million was attributable to an increase in employee compensation-related expenses. Total compensation increased as a result of salary increases, the hiring of additional personnel and an increase in non-equity incentive compensation, partially offset by a decrease in related payroll taxes. Additionally, software license costs increased $2.0 million. The remaining variance was due to small changes in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $38.5 million for the three months ended March 31, 2012 and $39.6 million for the three months ended June 30, 2012, an increase of $1.1 million, or 2.9%. Of this increase, $1.0 million was attributable to an increase in employee compensation-related expenses. Total compensation increased as a result of salary increases, a slight increase in commissions and increased share-based compensation, and the hiring of additional sales and marketing personnel. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $83.4 million for the three months ended March 31, 2012 and $86.8 million for the three months ended June 30, 2012, an increase of $3.4 million, or 4.1%. Of this increase, $4.1 million was attributable to employee compensation-related expenses.  Total compensation increased as a result of salary increases, the hiring of additional personnel, and increases in non-equity incentive compensation and shared-based compensation expense, partially offset by a decrease in payroll taxes. The increase in employee compensation-related expenses was partially offset by a $0.8 million decrease in professional fees. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $55.2 million for the three months ended March 31, 2012 and $61.8 million for the three months ended June 30, 2012, an increase of $6.6 million, or 12.0%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software. $1.1 million of the increase was due to a change in the useful life of certain assets.

Net Income and Net Income per Share

Net income was $23.2 million, or $0.17 per share on a diluted basis, for the three months ended March 31, 2012 compared to net income of $25.1 million, or $0.18 per share on a diluted basis, for the three months ended June 30, 2012. The increase in net income was mainly due to cost of revenue, sales and marketing, and general and administrative expenses decreasing as a percentage of revenue.  The main reasons for these decreases were lower payroll taxes resulting from decreased stock option exercise activity, as well as salaries and benefits increasing at a slower rate than revenue. Additionally, net income was negatively impacted by an increase in our effective tax rate from 35.5% in the three months ended March 31, 2012 to 35.7% in the three months ended June 30, 2012.

Three Months Ended June 30, 2011 and June 30, 2012

Net Revenue

Our net revenue was $247.2 million for the three months ended June 30, 2011 and $319.0 million for the three months ended June 30, 2012, an increase of $71.8 million, or 29.0%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially offsetting the revenue increase was the unfavorable impact of a stronger U.S. dollar relative to the pound sterling for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Net revenue for the three months ended June 30, 2012 would have been approximately $2.3 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $74.1 million for the three months ended June 30, 2011 and $90.1 million for the three months ended June 30, 2012, an increase of $16.0 million, or 21.6%. Of this increase, $6.6 million was attributable to employee-related expenses due to an increase in salaries and benefits of $5.3 million, an increase in non-equity incentive compensation of $0.9 million and an increase in share-based compensation expense of $0.4 million. These increases are primarily due to additional headcount, salary increases and a higher percentage attainment against the pre-set target for non-equity incentive compensation.  The cost increase was further attributable to an increase in license costs of $4.2 million, an increase in data center costs of $2.1 million related to power and rent, an increase in professional fees of $1.3 million and an increase in maintenance and other cost of revenue expenses of $1.8 million.  Cost of revenue expenses as a percentage of revenue decreased from 30.0% in the three months ended June 30, 2011 to 28.2% in the three months ended June 30, 2012 primarily due to a decrease in power costs and employee-related expenses increasing at a slower rate than revenue.

Sales and Marketing Expenses

Our sales and marketing expenses were $31.5 million for the three months ended June 30, 2011 and $39.6 million for the three months ended June 30, 2012, an increase of $8.1 million, or 25.7%. Of this increase, $6.1 million was attributable to employee-related expenses due to an increase in salaries and benefits of $4.1 million, increases in share-based compensation expense of $0.8 million, non-equity incentive compensation of $0.4 million and commissions of $0.8 million. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel as well as the impact of higher commissions associated with increased sales.  Advertising and Internet-related marketing expenditures increased $1.8 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $66.1 million for the three months ended June 30, 2011 and $86.8 million for the three months ended June 30, 2012, an increase of $20.7 million, or 31.3%. Of this increase, $17.4 million was attributable to employee-related expenses due to increases in salaries and benefits of $12.6 million, non-equity incentive compensation of $2.5 million and share-based compensation expense of $2.3 million.  These increases are primarily due to additional headcount, salary increases and a higher non-equity incentive compensation payout percentage. Professional fees and legal expenses increased $0.4 million primarily as a result of increased consulting expenses related to tax, legal and general consulting services, and internal software and maintenance costs increased $0.9 million. Additionally, office-related expenses increased $0.9 million, merchant credit card fees increased $0.8 million due to higher volume of sales in the second quarter of 2012, and bad debt expense increased $0.2 million. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $47.0 million for the three months ended June 30, 2011 and $61.8 million for the three months ended June 30, 2012, an increase of $14.8 million, or 31.5%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software. $1.1 million of the increase was due to a change in the useful life of certain assets.

Other Income (Expense)

Our interest expense was $1.5 million for the three months ended June 30, 2011 and $1.2 million for the three months ended June 30, 2012, a decrease of $0.3 million, or 20.0%.

Interest and other income (expense) was $(0.6) million for the three months ended June 30, 2011 and $(0.4) million for the three months ended June 30, 2012.  The three months ended June 30, 2011 included minimal foreign currency gains compared to foreign currency losses of $0.4 million in the three months ended June 30, 2012.

Income Taxes

Our effective tax rate increased from 33.8% for the three months ended June 30, 2011 to 35.7% for the three months ended June 30, 2012, primarily due to the geographic mix of income as well as the amortization of a prepaid tax asset that was established in 2011.  Overall, the differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Six Months Ended June 30, 2011 and June 30, 2012

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Six Months Ended
(In thousands)	June 30, 2011	June 30, 2012
Net revenue	$477,231	$620,345
Costs and expenses:
Cost of revenue	143,799	177,292
Sales and marketing	61,215	78,115
General and administrative	128,531	170,191
Depreciation and amortization	91,050	116,959
Total costs and expenses	424,595	542,557
Income from operations	52,636	77,788
Other income (expense):
Interest expense	(3,013)	(2,505)
Interest and other income (expense)	(692)	(268)
Total other income (expense)	(3,705)	(2,773)
Income before income taxes	48,931	75,015
Income taxes	17,549	26,701
Net income	$31,382	$48,314

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Six Months Ended
(Percent of net revenue)	June 30, 2011	June 30, 2012
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	30.1%	28.6%
Sales and marketing	12.8%	12.6%
General and administrative	26.9%	27.4%
Depreciation and amortization	19.1%	18.9%
Total costs and expenses	89.0%	87.5%
Income from operations	11.0%	12.5%
Other income (expense):
Interest expense	(0.6)%	(0.4)%
Interest and other income (expense)	(0.1)%	0.0%
Total other income (expense)	(0.8)%	(0.4)%
Income before income taxes	10.3%	12.1%
Income taxes	3.7%	4.3%
Net income	6.6%	7.8%

Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Our net revenue was $477.2 million for the six months ended June 30, 2011 and $620.3 million for the six months ended June 30, 2012, an increase of $143.1 million, or 30.0%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Net revenue for the six months ended June 30, 2012 would have been approximately $3.7 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $143.8 million for the six months ended June 30, 2011 and $177.3 million for the six months ended June 30, 2012, an increase of $33.5 million, or 23.3%. Of this increase, $14.8 million was attributable to employee-related expenses due to an increase in salaries and benefits of $12.6 million, an increase in non-equity incentive compensation of $2.0 million and an increase in share-based compensation expense of $0.2 million. These increases are primarily due to additional headcount, salary increases and a higher percentage attainment against the pre-set target for non-equity incentive compensation.  The cost increase was further attributable to an increase in license costs of $7.7 million, an increase in data center costs of $4.7 million related to power and rent, and an increase in maintenance and other cost of revenue expenses of $6.3 million.  Cost of revenue expenses as a percentage of revenue decreased from 30.1% in the six months ended June 30, 2011 to 28.6% in the six months ended June 30, 2012 primarily due to employee-related expenses and data center costs (particularly power costs) increasing at a slower rate than revenue.

Sales and Marketing Expenses

Our sales and marketing expenses were $61.2 million for the six months ended June 30, 2011 and $78.1 million for the six months ended June 30, 2012, an increase of $16.9 million, or 27.6%. Of this increase, $12.8 million was attributable to employee-related expenses due to increases in salaries and benefits of $9.2 million, share-based compensation expense of $1.9 million, non-equity incentive compensation of $0.7 million and commissions of $1.0 million. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel as well as the impact of higher commissions associated with increased sales.  Advertising and Internet-related marketing expenditures increased $3.6 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $128.5 million for the six months ended June 30, 2011 and $170.2 million for the six months ended June 30, 2012, an increase of $41.7 million, or 32.5%. Of this increase, $31.3 million was attributable to employee-related expenses due to increases in salaries and benefits of $25.4 million, non-equity incentive compensation of $3.9 million and share-based compensation expense of $2.0 million.  These increases are primarily due to additional headcount, salary increases, a higher non-equity incentive compensation payout percentage and higher payroll taxes associated with these increases as well as increased stock option exercise activity. Professional fees and legal expenses increased $2.4 million primarily as a result of increased consulting expenses related to tax, legal and general consulting services, internal software and maintenance costs increased $2.6 million, and office-related expenses increased $2.4 million. We also experienced an increase in merchant credit card fees of $1.6 million due to higher volume of sales in the first six months of 2012.  The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $91.1 million for the six months ended June 30, 2011 and $117.0 million for the six months ended June 30, 2012, an increase of $25.9 million, or 28.4%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Other Income (Expense)

Our interest expense was $3.0 million for the six months ended June 30, 2011 and $2.5 million for the six months ended June 30, 2012, a decrease of $0.5 million, or 16.7%.

Interest and other income (expense) was $(0.7) million for the six months ended June 30, 2011 and $(0.3) million for the six months ended June 30, 2012.  The six months ended June 30, 2011 included foreign currency losses of $0.1 million compared to foreign currency losses of $0.4 million in the six months ended June 30, 2012.

Income Taxes

Our effective tax rate decreased from 35.9% for the six months ended June 30, 2011 to 35.6% for the six months ended June 30, 2012, due primarily to discrete items related to potential transfer pricing exposures recorded in Q1 2011.  Overall, the differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

At June 30, 2012, our cash and cash equivalents balance was $215.4 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor-financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

As of June 30, 2012, we had $35.0 million of cash holdings in foreign countries. If these funds are repatriated, we will need to accrue and pay taxes; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September of 2016.  The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of June 30, 2012, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of June 30, 2012 there was no amount outstanding under the new facility except for outstanding letters of credit of $0.4 million, resulting in an additional $199.6 million being available for future borrowings.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2011 and June 30, 2012, we had $139.1 million and $149.2 million outstanding with respect to these arrangements.  We believe our borrowings from these arrangements will continue to be available, and as long as they are competitive, we expect to continue to finance at least some of our equipment purchases through these arrangements.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	(Unaudited)
(In thousands)	2011	2012
Cash provided by operating activities	$157,324	$179,090
Cash used in investing activities	$(122,934)	$(134,063)
Cash provided by (used in) financing activities	$(7,904)	$10,532
Non-cash purchases of property and equipment	$49,999	$30,894

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $157.3 million in the first six months of 2011 compared to $179.1 million in the first six months of 2012, an increase of $21.8 million, or 13.9%.  Net income increased from $31.4 million in the first six months of 2011 to $48.3 million in the first six months of 2012.  A summary of the significant changes in non-cash adjustments affecting net income is as follows:

•
Depreciation and amortization expense was $91.1 million in the first six months of 2011 compared to $117.0 million in the first six months of 2012.  The increase in depreciation and amortization was due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•	Our provision for bad debts and customer credits decreased slightly from $3.2 million in the first six months of 2011 to $3.1 million in the first six months of 2012.

•
The change in deferred income taxes created a $5.9 million increase to cash flow from operating activities in the first six months of 2011 compared to a $2.7 million increase in the first six months of 2012.

•
The change in deferred rent created a $5.8 million non-cash increase to cash flow from operating activities in the first six months of 2011 compared to a $4.1 million increase in the first six months of 2012.  The change resulted from larger cash payments made in the first six months of 2012 for data center and office lease arrangements with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period. The largest differences typically occur in the early portion of leases that include rent abatements.

•
Share-based compensation expense was $13.8 million in the first six months of 2011 compared to $17.9 million in the first six months of 2012.  The increase in expense was due to equity awards granted in 2011 and the first six months of 2012.

A summary of changes in assets and liabilities impacting operating cash flows is as follows:

•
The change in accounts receivable was a cash outflow of $17.9 million in the first six months of 2011 compared to a cash outflow of $19.3 million in the first six months of 2012. Accounts receivable increased due to the increase in sales.

•
The change in accounts payable and accrued expenses created a $20.3 million cash inflow in the first six months of 2011 compared to a $25.6 million cash inflow in the first six months of 2012.  The changes resulted from the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations.

Our net cash used in investing activities was $122.9 million in the first six months of 2011 compared to $134.1 million in the first six months of 2012, an increase of $11.2 million, or 9.1%.  The increase was primarily due to an increase in the amount of property and equipment purchases included within accounts payable and accrued expenses from December 31, 2011 to June 30, 2012.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements decreased from $50.0 million for the first six months of 2011 to $30.9 million for the first six months of 2012.

Financing Activities

Net cash provided by (used in) financing activities was a $7.9 million outflow in the first six months of 2011 compared to a $10.5 million inflow in the first six months of 2012, a change of $18.4 million. Principal payments on capital leases and notes payable were $32.5 million in the first six months of 2011 compared to $35.9 million during the first six months of 2012.  Cash proceeds from employee stock plans decreased from $23.0 million in the first six months of 2011 to $17.8 million in the first six months of 2012. Other activity included payments of contingent consideration related to prior period business acquisitions and the receipt of a $3.5 million grant from the Texas Enterprise Fund for meeting certain employment levels in the State of Texas. Additionally, in the first six months of 2012 we recorded a $29.8 million financing cash inflow for excess tax benefits booked during the period. Our net leverage as of June 30, 2012 was (0.16) times.  See above for our discussion of Non-GAAP Financial Measures.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of June 30, 2012:

(In thousands)	Total	2012	2013-2014	2015-2016	2017 and Beyond
	(Unaudited)
Capital leases (1)	$152,625	$38,013	$101,427	$13,185	$—
Operating leases	951,541	18,509	98,537	117,686	716,809
Purchase obligations	47,056	32,491	14,215	350	—
Notes payable (1)	2,204	735	1,469	—	—
Total contractual obligations	$1,153,426	$89,748	$215,648	$131,221	$716,809

(1)	Represents principal and interest.

Leases

Capital leases are primarily related to expenditures for IT equipment. Our operating leases are primarily for data center facilities and office space.

In April 2012, we entered into a lease for a new data center in Ashburn, Virginia with a maximum critical load power of 9.75 megawatts. The lease provides for two separate commencement dates, anticipated as January 1, 2013 and January 1, 2014, with each commencement date applicable to approximately one-half of the maximum critical load power of the total leased space. The initial term is 20 years from each respective commencement date, and upon the expiration of each of these terms, we have the option to renew that portion of the lease for three successive five-year periods. Our total estimated financial obligation for the leased space over the 20-year terms is approximately $280 million to $300 million, inclusive of base lease payments and our pro-rata share of operating expenses, but excluding power costs.

Purchase Obligations

Our purchase obligations are primarily related to costs associated with our data centers including bandwidth, electricity, and consulting services, as well as commitments to purchase hardware and to prepay for certain software licenses.

Notes Payable

We currently finance certain software from a third-party vendor. The term of this arrangement is three years, and there is no stated interest rate.

Uncertain Tax Positions

We have excluded $2.8 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, we are involved in the following legal proceedings:

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

In April 2012, Titanide Ventures, LLC filed complaints against us in two proceedings in the United States District Court for the Eastern District of Texas. The complaints allege, among other things, that our Cloud Files and Jungle Disk remote storage and backup technology infringes U.S. Patent 6,714,968 purporting to cover a “Method and System for Seamless Access to a Remote Storage Server Utilizing Multiple Access Interfaces Executing on the Remote Server” and U.S. Patent 6,735,623 purporting to cover a “Method and System for Accessing a Remote Storage Area.” The plaintiff seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In May 2012, Clouding IP, LLC filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleges, among other things, infringement of the following nine patents: U.S. Patent No. 7,596,784 purporting to cover a “Method System and Apparatus for Providing Pay-Per-Use Distributed Computing Resources;” U.S. Patent No. 7,065,637 purporting to cover a “System for Configuration of Dynamic Computing Environments Using a Visual Interface;” U.S. Patent No. 6,738,799 purporting to cover a “Methods and Apparatuses for File Synchronization and Updating Using a Signature List;” U.S. Patent No. 5,495,607 purporting to cover a “Network Management System Having Virtual Catalog Overview of Files Disruptively Stored Across Network Domain;” U.S. Patent No. 6,925,481 purporting to cover a “Technique for Enabling Remote Data Access and Manipulation from a Pervasive Device;” U.S. Patent No. 7,254,621 purporting to cover a “Technique for Enabling Remote Data Access and Manipulation from a Pervasive Device;” U.S. Patent No. 6,963,908 purporting to cover a “System for Transferring Customized Hardware and Software Settings from One Computer to Another Computer to Provide Personalized Operating Environments;" U.S. Patent No. 6,631,449 purporting to cover a “Dynamic Distributed Data System and Method;” and U.S. Patent No. 6,918,014 purporting to cover a “Dynamic Distributed Data System and Method.” The plaintiff seeks monetary damages and costs. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In June 2012, Uniloc USA, Inc. and Uniloc Luxembourg S.A. filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that servers configured with various versions of the Linux kernel infringe Uniloc's U.S. Patent No. 5,892,697 purporting to cover a “Method and Apparatus for Handling Overflow and Underflow in Processing Floating-Point Numbers.” The plaintiffs seek monetary damages and costs. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

ITEM 1A – RISK FACTORS

Risks Related to Our Business and Industry

Our physical infrastructure is concentrated in a few facilities, and any failure in our physical infrastructure or services could lead to significant costs and disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.

Our network, power supplies and data centers are subject to various points of failure.  Problems with our cooling equipment, generators, uninterruptible power supply (UPS), routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage.  Because our hosting services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities. While data backup services and disaster recovery services are available as a part of our hosting services offerings, the majority of our customers do not elect to pay the additional fees required to have disaster recovery services store their backup data offsite in a separate facility, which could substantially mitigate the adverse effect to a customer from a single data center failure. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

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

Our market is characterized by rapidly changing technology, evolving industry standards, and frequent new product announcements, all of which impact the way hosting services are marketed and delivered. The adoption of new technologies, a change in industry standards or introduction of more attractive products or services could make some or all of our offerings less desirable or even obsolete. These potential changes are magnified by the continued rapid growth of the Internet and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features, and reliability of our services and modifying our business strategies accordingly. We cannot guarantee that we will be able to identify the emergence of all of these new service alternatives successfully, modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes. For example, as the adoption and usage of public cloud in the marketplace has grown, we have had to make strategic decisions around improving our customers' experience on our cloud platform, including committing to replace our legacy cloud platform with an open source cloud platform that was developed under the OpenStack initiative that we founded with NASA in 2010 and building features and products on top of that platform. We believe that such a platform shift would improve our customers' experience by providing them with features and services that have become possible through the rapidly changing environment in which we operate and because the adoption of the open source cloud platform would provide us with additional opportunities to provide a service layer on top of the platform. However, making such a platform shift and introducing products on top of that platform presents a number of risks to our business, including the risk that current and prospective customers will not like or accept the new platform and/or the products that have been built on it and that the OpenStack open source cloud platform is not adopted as the ubiquitous open source cloud computing platform standard for public and private clouds. Our failure to provide platforms, products and services to compete with new technologies or the obsolescence of our platforms, products or services would likely lead us to lose current and potential customers or cause us to incur substantial costs by attempting to catch our offerings up to the changed environment.

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

▪
Adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services, which could cause us to have to lower prices for certain products or services to remain competitive in the market; and

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

Some of our enterprise systems have been designed to support individual products, resulting in a fragmentation among various internal systems, making it difficult to serve customers who use multiple service offerings. This causes us to implement manual processes to overcome the fragmentation, which can result in increased expense and unnecessary manual errors. Some of these systems are also on aging or undersized infrastructure and are at risk of reaching capacity limits in the near future. If we fail to upgrade, replace or increase capabilities on these systems, we may be unable to meet our customers' requests for certain types of service.

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

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have one patent issued and 39 patent applications filed in the U.S. Our patent applications may be challenged and/or ultimately rejected, and our issued patent may be contested, circumvented, found unenforceable or invalidated.

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

The growth of our business and our service offerings could strain our operating and financial resources. Further, we intend to continue expanding our overall business, customer base, headcount, and operations.  Creating a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our operating and financial system capabilities and controls. If our information systems are unable to support the demands placed on them by our growth, we may be forced to implement new systems, which would be disruptive to our business. We may be unable to manage our expenses effectively in the future due to the expenses associated with these expansions, which may negatively impact our gross margins or operating expenses. If we fail to improve our operational systems or to expand our customer service capabilities to keep pace with the growth of our business, we could experience customer dissatisfaction, cost inefficiencies, and lost revenue opportunities, which may materially and adversely affect our operating results.

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

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited, and we may be unable to sustain growth in our customer base for a number of reasons, such as:

▪	A reduction in the demand for our services due to economic factors in the U.S., as well as the U.K. and European Union;

▪	Our inability to market our services in a cost-effective manner to new customers;

▪	The inability of our customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;

▪	Our inability to successfully communicate the benefits of our services to businesses;

▪	The decision of businesses to host their Internet sites and web infrastructure internally or in colocation facilities as an alternative to the use of our hosting services;

▪	Our inability to penetrate international markets;

▪	Our inability to provide compelling services or effectively market them to existing customers;

▪	Our inability to strengthen awareness of our brand; and

▪	Reliability, quality or compatibility problems with our services.
A substantial amount of our past revenue growth was derived from purchases of service upgrades and additional services by existing customers. Our costs associated with increasing revenue from existing customers are generally lower than costs associated with generating revenue from new customers. Therefore, a reduction in the rate of revenue increase or a revenue decrease from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins.

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

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over a period ranging from 2013 to 2033, with each having at least one renewal period of no less than three years.  Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required or choose to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

As of June 30, 2012, there was no outstanding indebtedness under our credit facility other than outstanding letters of credit in the amount of $0.4 million. Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions.  If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $147.1 million as of June 30, 2012. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first six months of 2012, we expensed approximately $10.4 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption.  If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow more, we may enter into swaps to continuously control our interest rate risk.  As a result, we are exposed to interest rate risk on our borrowings.  As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of June 30, 2012, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2011 and June 30, 2012, the closing trading price of our common stock was very volatile, ranging between $41.30 and $59.04 per share, including single-day increases of up to 12.6% and declines up to 8.9%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

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

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1 *†	Lease Agreement by and between Fox Properties, LLC, and Rackspace US, Inc., dated April 26, 2012

10.2 *	2007 Long-Term Incentive Plan As Amended and Restated

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

†
Confidential treatment has been requested for portions of these exhibits. These portions have been omitted from this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2012.

Rackspace Hosting, Inc.

Date:	August 9, 2012	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 9, 2012	By:	/s/ Joe Saporito
Joe Saporito
Chief Accounting Officer
(Principal Accounting Officer)