Form 10-Q
period 2012-09-30
RACKSPACE HOSTING, INC.
filed 2012-11-07
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

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

On November 1, 2012, 136,947,652 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2011	September 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,856	$257,651
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,420 as of December 31, 2011 and $4,031 as of September 30, 2012	68,709	94,271
Deferred income taxes	9,841	7,366
Prepaid expenses	22,006	32,428
Other current assets	2,953	3,733
Total current assets	263,365	395,449

Property and equipment, net	627,490	705,153
Goodwill	59,993	68,742
Intangible assets, net	26,034	25,189
Other non-current assets	49,600	47,232
Total assets	$1,026,482	$1,241,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$156,004	$177,328
Current portion of deferred revenue	14,835	15,253
Current portion of obligations under capital leases	66,031	69,961
Current portion of debt	879	2,346
Total current liabilities	237,749	264,888

Non-current deferred revenue	3,446	3,230
Non-current obligations under capital leases	72,216	75,150
Non-current debt	—	2,655
Non-current deferred income taxes	68,781	59,612
Non-current deferred rent	23,343	29,742
Other non-current liabilities	21,524	24,554
Total liabilities	427,059	459,831

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 131,912,829 shares issued and outstanding as of December 31, 2011; 136,918,969 shares issued and outstanding as of September 30, 2012	132	137
Additional paid-in capital	383,031	483,196
Accumulated other comprehensive loss	(14,732)	(7,902)
Retained earnings	230,992	306,503
Total stockholders’ equity	599,423	781,934
Total liabilities and stockholders’ equity	$1,026,482	$1,241,765

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2012	2011	2012

Net revenue	$264,572	$335,985	$741,803	$956,330
Costs and expenses:
Cost of revenue	82,445	94,731	226,244	272,023
Sales and marketing	31,838	38,924	93,053	117,039
General and administrative	69,701	93,028	198,232	263,219
Depreciation and amortization	49,518	63,972	140,568	180,931
Total costs and expenses	233,502	290,655	658,097	833,212
Income from operations	31,070	45,330	83,706	123,118
Other income (expense):
Interest expense	(1,531)	(1,253)	(4,544)	(3,758)
Interest and other income (expense)	(276)	38	(968)	(230)
Total other income (expense)	(1,807)	(1,215)	(5,512)	(3,988)
Income before income taxes	29,263	44,115	78,194	119,130
Income taxes	9,281	16,918	26,830	43,619
Net income	$19,982	$27,197	$51,364	$75,511

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(3,502)	$5,853	$(633)	$6,830
Other comprehensive income (loss)	(3,502)	5,853	(633)	6,830
Comprehensive income	$16,480	$33,050	$50,731	$82,341

Net income per share
Basic	$0.15	$0.20	$0.40	$0.56
Diluted	$0.14	$0.19	$0.37	$0.54

Weighted average number of shares outstanding
Basic	130,662	135,946	129,414	134,683
Diluted	138,453	141,474	137,751	140,794

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2012
Cash Flows From Operating Activities
Net income	$51,364	$75,511
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	140,568	180,931
Loss on disposal of equipment, net	357	962
Provision for bad debts and customer credits	4,462	4,559
Deferred income taxes	9,189	3,793
Deferred rent	8,271	6,329
Share-based compensation expense	21,188	30,302
Excess tax benefits from share-based compensation arrangements	(11,916)	(34,981)
Changes in certain assets and liabilities
Accounts receivable	(17,363)	(29,103)
Income taxes receivable	4,397	—
Prepaid expenses and other current assets	(10,091)	(11,030)
Accounts payable and accrued expenses	25,329	51,785
Deferred revenue	(1,096)	(292)
All other operating activities	517	524
Net cash provided by operating activities	225,176	279,290

Cash Flows From Investing Activities
Purchases of property and equipment	(189,898)	(188,034)
Acquisitions, net of cash acquired	(952)	(5,945)
All other investing activities	105	42
Net cash used in investing activities	(190,745)	(193,937)

Cash Flows From Financing Activities
Principal payments of capital leases	(48,854)	(52,970)
Principal payments of notes payable	(1,476)	(1,911)
Payments for debt issuance costs	(1,114)	—
Payments for deferred acquisition obligations	(2,900)	(4,726)
Proceeds from notes payable	—	691
Receipt of Texas Enterprise Fund Grant	—	3,500
Proceeds from employee stock plans	27,782	31,514
Excess tax benefits from share-based compensation arrangements	11,916	34,981
Net cash provided by (used in) financing activities	(14,646)	11,079

Effect of exchange rate changes on cash and cash equivalents	(46)	1,363

Increase in cash and cash equivalents	19,739	97,795

Cash and cash equivalents, beginning of period	104,941	159,856

Cash and cash equivalents, end of period	$124,680	$257,651

Supplemental cash flow information:
Acquisition of property and equipment by vendor financed capital leases	$62,755	$59,833
Acquisition of property and equipment by vendor financed notes payable	—	5,237
Increase (decrease) in property and equipment in accounts payable and accrued expenses	12,886	(3,437)
Non-cash purchases of property and equipment	$75,641	$61,633

Shares issued in business combinations	$—	$2,745
Cash payments for interest, net of amount capitalized	$4,356	$3,588
Cash payments for income taxes	$15,417	$7,868
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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2011 and 2012, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2012, our results of operations for the three and nine months ended September 30, 2011 and 2012, and our cash flows for the nine months ended September 30, 2011 and 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2012.  The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or for any other interim period, or for any other future year.

The Company corrected immaterial errors in its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 by decreasing purchases of property and equipment reflected in investing activities by $12.9 million with an equal and offsetting reduction in the change in accounts payable and accrued expenses in operating activities.  These amounts were inadvertently overstated because property and equipment acquired but unpaid as of the end of the reporting period was included in the amounts previously reported. The correction reduces the Company's net cash provided by operating activities and net cash used in investing activities included within the Condensed Consolidated Statement of Cash Flows by $12.9 million. This correction does not impact the Company's previously reported amounts in its Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 or the Company's Condensed Consolidated Balance Sheet as of December 31, 2011.

In connection with (i) the filing of the 2012 Form 10-K and (ii) the filing of the Company's Form 10-Q for the first quarter of 2013, similar adjustments will be made to the Company's Statements of Cash Flows that will decrease (increase) cash flows from operating activities with an equal and offsetting adjustment to cash flows used in investing activities by $23.3 million and $3.7 million for the years ended December 31, 2011 and 2010 and $(7.9) million for the three months ended March 31, 2012, respectively.

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2011, included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of share-based compensation, contingencies, and income taxes, among others. Whenever possible, we base our estimates and assumptions on historical experience. However, certain estimates require us to make assumptions about expected future cash flow, events and usage patterns that we cannot influence or control. Our judgments, assumptions and estimates are based upon facts and circumstances known to us when we prepare the financial statements and that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities or recording revenue and expenses in our financial statements. Changes in facts and circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from our estimates. We engaged third-party consultants to assist management in the valuation of acquired assets, including other intangibles.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2012	2011	2012
Basic net income per share:
Net income	$19,982	$27,197	$51,364	$75,511
Weighted average shares outstanding:
Common stock	130,662	135,946	129,414	134,683
Number of shares used in per share computations	130,662	135,946	129,414	134,683
Earnings per share	$0.15	$0.20	$0.40	$0.56

Diluted net income per share:
Net income	$19,982	$27,197	$51,364	$75,511
Weighted average shares outstanding:
Common stock	130,662	135,946	129,414	134,683
Stock options, awards and employee share purchase plan	7,791	5,528	8,337	6,111
Number of shares used in per share computations	138,453	141,474	137,751	140,794
Earnings per share	$0.14	$0.19	$0.37	$0.54

We excluded 1.6 million and 1.5 million potential common shares from the computation of dilutive earnings per share for the three months ended September 30, 2011 and 2012, respectively, and 1.1 million and 1.1 million potential shares for the nine months ended September 30, 2011 and 2012, respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2011	September 30, 2012
Cash deposits	$119,115	$141,788
Money market funds	40,741	115,863
Cash and cash equivalents	$159,856	$257,651

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. We actively monitor the third-party depository institutions that hold our deposits. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds.

Our money market mutual funds comply with SEC Rule 2a-7 and invest exclusively in high-quality, short-term obligations that include securities issued or guaranteed by the U.S. government or by U.S. government agencies and floating rate and variable rate demand notes of U.S. and foreign corporations. During the quarter ended September 30, 2012, we modified our cash management strategy to invest a larger portion of our available cash in money market funds rather than in sweep accounts and other cash deposit accounts.

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

	December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,741	$—	$—	$40,741
Rabbi trust (2)	293	—	—	293
Total	$41,034	$—	$—	$41,034

Liabilities:
Deferred compensation (3)	$187	$—	$—	$187
Total	$187	$—	$—	$187

	September 30, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$115,863	$—	$—	$115,863
Rabbi trust (2)	488	—	—	488
Total	$116,351	$—	$—	$116,351

Liabilities:
Deferred compensation (3)	$378	$—	$—	$378
Total	$378	$—	$—	$378

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the statement of income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During the three and nine months ended September 30, 2011 and September 30, 2012, we recognized minimal net gains as interest and other income.

5. Property and Equipment, net

Property and equipment consisted of:

(In thousands)	Estimated Useful Lives				December 31, 2011	September 30, 2012
Computers, software and equipment	1	-	5	years	$898,045	$1,103,948
Furniture and fixtures	7	years			34,000	39,086
Buildings and leasehold improvements	2	-	30	years	201,639	212,756
Land					13,860	15,864
Property and equipment, at cost					1,147,544	1,371,654
Less accumulated depreciation and amortization					(582,794)	(716,925)
Work in process					62,740	50,424
Property and equipment, net					$627,490	$705,153

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $48.5 million and $61.9 million for the three months ended September 30, 2011 and 2012, respectively, and $136.8 million and $174.2 million for the nine months ended September 30, 2011 and 2012, respectively.

At December 31, 2011, the work in process balance consisted of build outs of $28.0 million for office facilities, $3.6 million for data centers, and $31.2 million for capitalized software and other projects.  At September 30, 2012, the work in process balance consisted of build outs of $29.6 million for office facilities, $2.9 million for data centers, and $17.9 million for capitalized software and other projects.

There was no interest capitalized during the three or nine months ended September 30, 2011 and 2012.

6. Business Combinations and Goodwill

During the first nine months of 2012, we acquired two companies for total cash and equity consideration of $10.9 million, of which approximately $8.7 million was attributed to goodwill, $2.3 million to acquired intangible assets and $(0.1) million to other net liabilities acquired. The acquisitions were accounted for using the acquisition method, and the purchase prices were allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. A portion of the consideration transferred included additional cash payments due in the future. The fair value of the remaining payments to be made of $1.4 million as of September 30, 2012 is recorded as a liability. The consolidated statements of comprehensive income include the results of operations for the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

With respect to the intangible assets acquired during the first nine months of 2012, developed technology has a weighted-average useful life of 3.0 years, and customer relationships and other intangible assets have a weighted-average useful life of 7.9 years.

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2011	$59,993
Acquisitions	8,749
Balance at September 30, 2012	$68,742

Of the $8.7 million of goodwill recorded for the acquisitions in 2012, $2.2 million is deductible for tax purposes.

In prior periods, we acquired companies that required additional future payments in addition to the initial cash payment. During the first nine months of 2012, we paid $5.3 million related to these previous acquisitions, and as of September 30, 2012, the fair value of the remaining liability recorded was $2.2 million.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2011	September 30, 2012
Trade payables	$51,097	$51,876
Accrued compensation and benefits	41,767	48,894
Income and other taxes payable	16,778	24,873
Vendor accruals	32,458	41,126
Other liabilities	13,904	10,559
Accounts payable and accrued expenses	$156,004	$177,328

8. Debt

Debt outstanding at December 31, 2011 consisted of current notes payable of $0.9 million, which was paid during the first nine months of 2012. In the nine months ended September 30, 2012, we entered into new financing arrangements with vendors, resulting in a $5.0 million notes payable balance at September 30, 2012, $2.3 million of which was current. The notes require periodic payments of principal net interest through July 2015.

We also have a revolving credit facility, which has a total commitment of $200 million and matures in September 2016. As of September 30, 2012, there were no borrowings outstanding under the facility except for an immaterial outstanding letter of credit. As of the same date, we were in compliance with all of the covenants under our facility.

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

Incentive Arrangements

During the first quarter of 2012, we received $3.5 million related to our agreement with the State of Texas, under which we are eligible to receive up to an additional $13.5 million from the Texas Enterprise Fund in multiple installments to be used for capital improvements, provided that we meet certain new job levels in the State of Texas. We are responsible for maintaining the jobs until January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year. As of September 30, 2012, the total $8.5 million received under this agreement was deferred and recorded as other non-current liabilities. Amounts will be recognized into income upon the achievement of the performance criteria and the determination that the cash is no longer refundable to the State of Texas.

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

The following have been granted under our 2007 Plan in 2012: stock options, restricted stock units (RSUs) and restricted stock awards (RSAs). Collectively, all such grants are referred to as "awards." All awards deduct one share from the 2007 Plan shares available for issuance for each share granted, except as described above. To the extent awards granted under the 2007 Plan terminate, expire or lapse for any reason, shares subject to such awards will again be available for future grant. In January 2012, an additional 5.9 million shares became available for future awards pursuant to the automatic share reserve increase or “evergreen” provision under the 2007 Plan; however, as stated above, the authorized shares available for issuance under the Plan was reduced upon approval of our stockholders at our 2012 annual meeting of the stockholders.  Therefore, as of September 30, 2012, the total number of shares authorized under all of our plans, including shares issued pursuant to awards, total outstanding awards and shares available for future awards under the plans, was 43.0 million shares, of which approximately 10.6 million shares were available for future awards.

Outstanding awards were as follows:

	December 31, 2011	September 30, 2012
Restricted stock	3,446,970	2,832,545
Stock options	12,043,413	9,964,152
Total outstanding awards	15,490,383	12,796,697

Restricted Stock

The following table summarizes our RSU and RSA activity for the nine months ended September 30, 2012:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	3,446,970	$14.87
Granted	872,151	$50.83
Released (1)	(1,366,829)	$9.22
Cancelled	(119,747)	$29.41
Outstanding at September 30, 2012	2,832,545	$28.06

Expected to vest after September 30, 2012*	2,550,502	$25.85
(1) Includes 5,360 shares of RSUs issued to certain members of our board of directors.
*Includes reduction of shares outstanding due to estimated forfeitures

The weighted average grant date fair value of RSUs and RSAs granted during the three months ended September 30, 2011 and 2012 was $34.85 and $54.10, respectively, and $36.10 and $50.83 during the nine months ended September 30, 2011 and 2012, respectively. The total pre-tax intrinsic value of the RSUs and RSAs released during the three months ended September 30, 2011 and 2012 was $2.4 million and $9.2 million, respectively, and $6.6 million and $73.3 million for the nine months ended September 30, 2011 and 2012, respectively.

We granted 666,462 RSUs and 205,689 RSAs in 2012, of which 712,089 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  The fair value of these service-vesting awards is measured based on the closing fair market value of our common stock on the date of grant, and share-based compensation expense is recognized ratably over the four-year service period.  The remaining awards were granted to members of our executive team. The vesting of 50,611 of these awards is dependent upon the total shareholder return (TSR) on our common stock for a three-year performance period as compared to the components of the NASDAQ Internet Index over this same period. In addition, the company’s TSR must be positive for vesting to occur.  The vesting of 109,451 of these awards is dependent upon a market condition as well as certain predetermined operating results over the next 3 years. The fair values of these performance-vesting and market-vesting awards was measured using a Monte Carlo simulation based on the date of grant, and share-based compensation expense is recognized ratably over the three-year vesting period.

As of September 30, 2012, there was $63.5 million of total unrecognized compensation cost related to non-vested RSUs and RSAs, which will be amortized using the straight-line method over a remaining weighted average period of 2.2 years.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	12,043,413	$13.22	5.93	$358,754
Granted	1,561,553	$53.83
Exercised	(3,252,535)	$8.95
Cancelled	(388,279)	$30.95
Outstanding at September 30, 2012	9,964,152	$20.29	5.45	$456,360

Vested and exercisable at September 30, 2012	5,140,223	$8.20	4.77	$297,576

Vested and exercisable at September 30, 2012 and expected to vest thereafter*	9,257,317	$18.76	5.39	$438,161
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2012 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of seven years.

The total pre-tax intrinsic value of the stock options exercised during the three months ended September 30, 2011 and 2012 was $16.9 million and $50.6 million, respectively, and $121.0 million and $149.2 million for the nine months ended September 30, 2011 and 2012, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Expected stock volatility	57%	56%	56% - 57%	56% - 58%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.85%	0.54% - 0.56%	0.85% - 2.35%	0.54% - 0.77%
Expected life	4.75 years	4 years	4.75 years	4 - 4.75 years
Weighted average grant date fair value of options granted during the period	$16.87	$23.10	$17.99	$24.33

As of September 30, 2012, there was $64.4 million of total unrecognized compensation cost related to non-vested stock options that we have granted, which will be amortized using the straight-line method over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

An Employee Stock Purchase Plan (ESPP) was approved by the Company's Board of Directors in 2011 and adopted by the Company on January 1, 2012. Under the ESPP, eligible employees may purchase a limited number of shares of the Company's common stock at the lesser of 85% of the market value on the enrollment date or the purchase date. The ESPP is made up of a series of offering periods. Each offering period has a maximum term of 24 months and is divided into semi-annual purchase intervals. Eligible employees may enroll at the beginning of any semi-annual purchase interval. During the nine months ended September 30, 2012, the Company issued 68,203 shares under the ESPP. The fair value on each of the dates of enrollment was determined using the Black-Scholes option-pricing model.

The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	1/1/12 Enrollment	7/1/12 Enrollment
Expected stock volatility	48% - 53%	41% - 47%
Expected dividend yield	—%	—%
Risk-free interest rate	0.06% - 0.25%	0.16% - 0.27%
Expected life	0.5 - 2.0 years	0.5 - 1.5 years
Weighted average fair value	$15.51	$14.27

The weighted average fair values per share will be recognized ratably over the remaining term.

Share-based Compensation

Share-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2012	2011	2012
Cost of revenue	$1,005	$1,282	$3,173	$3,631
Sales and marketing	864	1,943	1,474	4,450
General and administrative	5,526	9,193	16,541	22,221
Pre-tax share-based compensation	7,395	12,418	21,188	30,302
Less: Income tax benefit	(2,323)	(4,729)	(7,270)	(11,095)
Total share-based compensation expense, net of tax	$5,072	$7,689	$13,918	$19,207

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

The following table provides a roll forward of our balance of unrecognized tax benefits, excluding accrued interest.

(In thousands)
December 31, 2011	$16,729
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(11)
Settlements	—
September 30, 2012	$16,718

As of September 30, 2012, approximately $3.0 million of these unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in any future period. Also included in the balance of unrecognized tax benefits at September 30, 2012 are liabilities of $12.6 million that, if recognized, would be recorded as an adjustment to other current and non-current assets.

12. Comprehensive Income

The income tax expense allocated to foreign currency translation adjustments during the three and nine months ended September 30, 2011 was $0.2 million and $0.1 million, respectively. Minimal income tax expense was allocated to these adjustments during the three and nine months ended September 30, 2012.

The change in accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 was as follows:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2011	$(14,732)
Foreign currency cumulative translation adjustment, net of taxes	6,830
Balance at September 30, 2012	$(7,902)

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

Revenue is attributed to geographic location based on the Rackspace Hosting operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2012	2011	2012
United States	$198,250	$250,445	$554,754	$712,126
International	66,322	85,540	187,049	244,204
Total net revenue	$264,572	$335,985	$741,803	$956,330

Total net revenue by our product categories was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2012	2011	2012
Dedicated Cloud	$213,899	$256,559	$611,069	$739,580
Public Cloud	50,673	79,426	130,734	216,750
Total net revenue	$264,572	$335,985	$741,803	$956,330

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2011	September 30, 2012
United States	$485,608	$527,492
International	141,882	177,661
Total property and equipment, net	$627,490	$705,153

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

Overview of our Business

We are the open cloud company, delivering open source technologies at web scale with a portfolio of cloud computing services. Our growth is the result of our technology leadership and our renowned service, known as Fanatical Support. We also distinguish ourselves through our innovative approach to cloud computing, our broad portfolio of services and our leadership in open standards that promote faster innovation and give customers freedom of movement among cloud providers. We are a founder of OpenStack®, the world's fastest-growing open cloud platform and developer community. We are also a pioneer in Hybrid Hosting, which combines the security, performance and scalability of our Dedicated and Public Cloud hosting services, integrated through our RackConnect® offering.

We offer a portfolio of cloud computing services, including Dedicated Cloud hosting, Public Cloud hosting, Hybrid hosting and Private Cloud software and related support. The equipment (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) required to deliver services is typically purchased and managed by us. We are committed to delivering Fanatical Support for the open cloud and our entire product portfolio, and we will continue to pursue our vision to be considered one of the world’s great service companies.

We sell our services to small and medium-sized businesses, as well as large enterprises. For the first nine months of 2012, 26% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we operate a Hong Kong data center and sales office and recently announced the opening of a data center and sales office in Australia. Our growth strategy includes, among other strategies, targeting international customers as we plan to continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first nine months of 2012, no individual customer accounted for greater than 2% of our net revenue.

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

Our product strategy includes the development of a variety of new capabilities and features and building a support business around the OpenStack cloud computing platform. In August 2012, we announced the unlimited availability of Cloud Databases and Cloud Servers powered by OpenStack, along with a powerful new Control Panel. These solutions, backed by Fanatical Support, further expand our portfolio. The introduction of these open cloud products marks the first time any company has deployed a large-scale open source public cloud powered by OpenStack. Customers can now select from private, public or hybrid offerings and have the flexibility to deploy their solutions in one of our data centers or another data center of their choice. We also announced the release of Rackspace Private Cloud, powered by OpenStack, making it simple and easy for companies to install, test and run an OpenStack based private cloud environment. The offering enables Rackspace to extend Fanatical Support beyond the bounds of our data centers by remotely supporting and managing OpenStack environments that run in almost any data center and could become a meaningful part of our growth strategy in the long term. In addition to these announcements, we also introduced the following new products and services during the quarter:

•
Rackspace Cloud Monitoring, a flexible and scalable solution that empowers customers to track the health of their infrastructure, including websites, ports and protocols. The service provides real-time alerts allowing customers to react quickly and help prevent downtime. With Rackspace Cloud Monitoring, customers can monitor their infrastructure whether it’s hosted on-premise, off-premise, with any cloud provider or any location across the globe.

•
The industry’s first certification program for OpenStack. Rackspace is launching the certification program for application developers and engineers of OpenStack beginning with a Rackspace Certified Technician for an OpenStack certification exam. This foundational certification is earned when an OpenStack professional has demonstrated the skills necessary to utilize and operate an OpenStack cloud.

Subsequent to quarter-end, we launched two additional products: Cloud Block Storage and Cloud Networks. Cloud Block Storage provides a superior approach to attached storage in the Cloud by addressing customer demand for consistent and affordable performance for file systems, databases and other input/output intensive applications. Cloud Networks allows customers to create isolated, multi-tiered networks on our Cloud Servers powered by OpenStack, all with the click of a button.

These initiatives are still in the early stages, and while we believe that these new capabilities and features could drive future incremental demand, there are certain risks associated with such a significant product transition and platform shift.

We believe these risks could adversely impact our ability to execute on our growth strategy and therefore capitalize on the current market opportunity, both in the short and long term. They include: (i) the acceptance by current and prospective customers of our new Public Cloud and Rackspace Private Cloud platform and product set, (ii) increasing competition in our industry by competitors that have greater financial, technical, and marketing resources; larger customer bases; longer operating histories; greater brand recognition; more established relationships in the industry; and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities, (iii) new pricing strategies that may include lowering price points for Cloud products to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our Cloud products to certain significant Cloud customers, (iv) the adoption of OpenStack as the ubiquitous open source cloud computing platform standard for public and private clouds, which could be negatively impacted by a delay in product releases, (v) unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we serve, including the current volatile economic environment found in Europe, and (vi) other risks as set forth in the section titled “Risk Factors.”

Recent Developments

In February 2012 we acquired SharePoint911, an industry leader in SharePoint consulting, training, and "JumpStart" services within SharePoint, and in August 2012 we acquired Mailgun, an email services company. While the acquisitions did not have a material impact on the results of the quarter, the acquisitions further enhance our portfolio of products and services. We expect to make additional, similar acquisitions in the future that can increase our service capabilities and product offerings.

In August 2012, we announced the opening of a data center in Australia, which enables us to offer local Dedicated Cloud solutions to Australian customers who prefer to keep their data onshore. The data center will also provide the infrastructure to launch an OpenStack-based open cloud platform in the future.

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

	Three Months Ended
	(Unaudited)
(Dollar amounts in thousands, except average monthly revenue per server)	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012

Growth
Dedicated Cloud, net revenue	$213,899	$224,808	$236,604	$246,417	$256,559
Public Cloud, net revenue	$50,673	$58,453	$64,751	$72,573	$79,426
Net revenue	$264,572	$283,261	$301,355	$318,990	$335,985
Revenue growth (year over year)	32.5%	31.9%	31.0%	29.0%	27.0%
Net upgrades (monthly average)	1.8%	2.0%	1.5%	1.7%	1.6%
Churn (monthly average)	-0.9%	-0.8%	-0.8%	-0.8%	-0.8%
Growth in installed base (monthly average) (2)	0.9%	1.2%	0.7%	1.0%	0.8%
Number of customers at period end (3)	161,422	172,510	180,866	190,958	197,635
Number of employees (Rackers) at period end	3,799	4,040	4,335	4,528	4,596
Number of servers deployed at period end	78,717	79,805	82,438	84,978	89,051
Average monthly revenue per server	$1,155	$1,191	$1,238	$1,270	$1,287
Profitability
Income from operations	$31,070	$39,765	$37,084	$40,704	$45,330
Depreciation and amortization	$49,518	$54,844	$55,151	$61,808	$63,972
Share-based compensation expense
Cost of revenue	$1,005	$1,047	$1,236	$1,113	$1,282
Sales and marketing	$864	$839	$1,114	$1,393	$1,943
General and administrative	$5,526	$5,699	$6,159	$6,869	$9,193
Total share-based compensation expense	$7,395	$7,585	$8,509	$9,375	$12,418
Adjusted EBITDA (1)	$87,983	$102,194	$100,744	$111,887	$121,720
Adjusted EBITDA margin	33.3%	36.1%	33.4%	35.1%	36.2%
Operating income margin	11.7%	14.0%	12.3%	12.8%	13.5%
Income from operations	$31,070	$39,765	$37,084	$40,704	$45,330
Effective tax rate	31.7%	34.5%	35.5%	35.7%	38.3%
Net operating profit after tax (NOPAT) (1)	$21,221	$26,046	$23,919	$26,173	$27,969
NOPAT margin	8.0%	9.2%	7.9%	8.2%	8.3%
Capital efficiency and returns
Interest bearing debt	$144,152	$139,126	$143,978	$149,226	$150,112
Stockholders' equity	$551,049	$599,423	$668,436	$714,819	$781,934
Less: Excess cash	$(92,931)	$(125,865)	$(150,368)	$(177,169)	$(217,333)
Capital base	$602,270	$612,684	$662,046	$686,876	$714,713
Average capital base	$575,298	$607,477	$637,365	$674,461	$700,795
Capital turnover (annualized)	1.84	1.87	1.89	1.89	1.92
Return on capital (annualized) (1)	14.8%	17.2%	15.0%	15.5%	16.0%
Capital expenditures
Purchases of property and equipment	$67,916	$56,629	$67,604	$65,786	$54,644
Non-cash purchases of property and equipment	$25,642	$22,726	$14,712	$16,182	$30,739
Total capital expenditures	$93,558	$79,355	$82,316	$81,968	$85,383
Customer gear	$53,643	$47,376	$52,999	$53,746	$51,026
Data center build outs	$16,715	$6,568	$9,473	$3,285	$5,767
Office build outs	$8,806	$9,915	$4,666	$4,015	$3,413
Capitalized software and other projects	$14,394	$15,496	$15,178	$20,922	$25,177
Total capital expenditures	$93,558	$79,355	$82,316	$81,968	$85,383
Infrastructure capacity and utilization
Megawatts under contract at period end	41.9	48.1	47.8	58.0	58.0
Megawatts available for use at period end	29.7	30.7	32.2	32.7	33.7
Megawatts utilized at period end	20.2	20.9	21.4	22.7	23.5
Annualized net revenue per average Megawatt of power utilized	$53,994	$55,136	$56,994	$57,867	$58,179

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

ROC increased from 14.8% for the three months ended September 30, 2011 to 16.0% for the three months ended September 30, 2012, primarily due to a reduction of operating costs as a percentage of revenue, partially offset by growth in our capital base.  Included in the average capital base are capital expenditures of $30.8 million and $41.8 million related to the build-out of our corporate headquarters and data centers, respectively, since the beginning of the third quarter of 2011.

Return on assets increased from 8.6% for the three months ended September 30, 2011 to 9.1% for the three months ended September 30, 2012. This increase was primarily due to operating expenses decreasing as a percentage of revenue, partially offset by growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of return on assets to ROC in the following table:

	Three Months Ended
(In thousands)	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Income from operations	$31,070	$39,765	$37,084	$40,704	$45,330
Effective tax rate	31.7%	34.5%	35.5%	35.7%	38.3%
Net operating profit after tax (NOPAT)	$21,221	$26,046	$23,919	$26,173	$27,969

Net income	$19,982	$25,047	$23,180	$25,134	$27,197

Total assets at period end	$970,677	$1,026,482	$1,089,393	$1,138,728	$1,241,765
Less: Excess cash	(92,931)	(125,865)	(150,368)	(177,169)	(217,333)
Less: Accounts payable and accrued expenses	(148,464)	(156,004)	(153,668)	(148,091)	(177,328)
Less: Deferred revenue (current and non-current)	(17,772)	(18,281)	(20,195)	(19,227)	(18,483)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(109,240)	(113,648)	(103,116)	(107,365)	(113,908)
Capital base	$602,270	$612,684	$662,046	$686,876	$714,713

Average total assets	$929,127	$998,580	$1,057,938	$1,114,061	$1,190,247
Average capital base	$575,298	$607,477	$637,365	$674,461	$700,795

Return on assets (annualized)	8.6%	10.0%	8.8%	9.0%	9.1%
Return on capital (annualized)	14.8%	17.2%	15.0%	15.5%	16.0%

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

Adjusted EBITDA increased $33.7 million, or 38.3%, from $88.0 million in the three months ended September 30, 2011 to $121.7 million in the three months ended September 30, 2012.  Adjusted EBITDA as a percentage of revenue increased from 33.3% for the three months ended September 30, 2011 to 36.2% for the three months ended September 30, 2012.  The primary drivers of the increase in Adjusted EBITDA margin were decreases in Cost of Revenue and Sales and Marketing expenses as a percentage of revenue, partially offset by an increase in General and Administrative expenses as a percentage of revenue.  Also impacting our results were changes in non-cash deferred rent and non-equity incentive compensation. Non-cash rent decreased from $2.5 million in the three months ended September 30, 2011 to $2.3 million in the three months ended September 30, 2012.  Overall, non-equity incentive compensation for the three months ended September 30, 2012 decreased $2.4 million from the three months ended September 30, 2011 due to a decrease in the payout percentage, partially offset by increased headcount. Adjusted EBITDA margin increased from 35.1% for the three months ended June 30, 2012 to 36.2% for the three months ended September 30, 2012 primarily due to a decrease in Sales and Marketing expenses as a percentage of revenue.

Employee non-equity incentive compensation through our current non-equity incentive plan, in effect since January 1, 2009, is dependent upon the financial results of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense.  If company achievement of the pre-set target results in a 10% increase in the non-equity incentive compensation percentage payout, this would increase total non-equity incentive compensation by approximately $0.7 million on an after-tax basis and increase net income by $0.7 million.  Company achievement resulting in a 10% decrease in the non-equity incentive compensation percentage payout would decrease total non-equity incentive compensation by approximately $0.7 million on an after-tax basis and decrease net income by $0.7 million. Additionally, the Compensation Committee has the discretion to increase or decrease a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan. The Compensation Committee exercised its discretion to decrease the bonus payout for the three months ended September 30, 2012. The metric we use for evaluating the financial results of the company is called NOPAT Before Bonus, which is calculated as NOPAT (as defined above) without the inclusion of any impact of non-equity incentive compensation and assumes a statutory tax rate. This cannot be calculated from our financial statements as we do not separately disclose total non-equity incentive compensation for the period.

Income from operations has been favorably impacted by decreases in our Cost of Revenue and Sales and Marketing expenses as a percentage of revenue. Our operating income margin increased from 11.7% for the three months ended September 30, 2011 to 13.5% for the three months ended September 30, 2012.

See our Adjusted EBITDA reconciliation below.

	Three Months Ended
(Dollars in thousands)	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012

Net revenue	$264,572	$283,261	$301,355	$318,990	$335,985

Income from operations	$31,070	$39,765	$37,084	$40,704	$45,330

Net income	$19,982	$25,047	$23,180	$25,134	$27,197
Plus: Income taxes	9,281	13,188	12,769	13,932	16,918
Plus: Total other (income) expense	1,807	1,530	1,135	1,638	1,215
Plus: Depreciation and amortization	49,518	54,844	55,151	61,808	63,972
Plus: Share-based compensation expense	7,395	7,585	8,509	9,375	12,418
Adjusted EBITDA	$87,983	$102,194	$100,744	$111,887	$121,720

Operating income margin	11.7%	14.0%	12.3%	12.8%	13.5%

Adjusted EBITDA margin	33.3%	36.1%	33.4%	35.1%	36.2%

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

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2012
Adjusted EBITDA	$121,720	$334,351
Non-cash deferred rent	2,279	6,329
Total capital expenditures	(85,383)	(249,667)
Cash payments for interest, net	(1,091)	(3,526)
Cash payments for income taxes, net	(3,425)	(7,200)
Adjusted free cash flow	$34,100	$80,287

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

See our Net Leverage calculation below.

	As of
(Dollars in thousands)	September 30, 2012
Obligations under capital leases	$145,111
Debt	5,001
Total debt	$150,112
Less: Cash and cash equivalents	(257,651)
Net debt	$(107,539)
Adjusted EBITDA (trailing twelve months)	$436,545
Net leverage	(0.25)	x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net revenue	$264,572	$283,261	$301,355	$318,990	$335,985
Costs and expenses:
Cost of revenue	82,445	82,851	87,240	90,052	94,731
Sales and marketing	31,838	33,452	38,502	39,613	38,924
General and administrative	69,701	72,349	83,378	86,813	93,028
Depreciation and amortization	49,518	54,844	55,151	61,808	63,972
Total costs and expenses	233,502	243,496	264,271	278,286	290,655
Income from operations	31,070	39,765	37,084	40,704	45,330
Other income (expense):
Interest expense	(1,531)	(1,304)	(1,272)	(1,233)	(1,253)
Interest and other income (expense)	(276)	(226)	137	(405)	38
Total other income (expense)	(1,807)	(1,530)	(1,135)	(1,638)	(1,215)
Income before income taxes	29,263	38,235	35,949	39,066	44,115
Income taxes	9,281	13,188	12,769	13,932	16,918
Net income	$19,982	$25,047	$23,180	$25,134	$27,197

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.2%	29.2%	28.9%	28.2%	28.2%
Sales and marketing	12.0%	11.8%	12.8%	12.4%	11.6%
General and administrative	26.3%	25.5%	27.7%	27.2%	27.7%
Depreciation and amortization	18.7%	19.4%	18.3%	19.4%	19.0%
Total costs and expenses	88.3%	86.0%	87.7%	87.2%	86.5%
Income from operations	11.7%	14.0%	12.3%	12.8%	13.5%
Other income (expense):
Interest expense	(0.6)%	(0.5)%	(0.4)%	(0.4)%	(0.4)%
Interest and other income (expense)	(0.1)%	(0.1)%	0.0%	(0.1)%	0.0%
Total other income (expense)	(0.7)%	(0.5)%	(0.4)%	(0.5)%	(0.4)%
Income before income taxes	11.1%	13.5%	11.9%	12.2%	13.1%
Income taxes	3.5%	4.7%	4.2%	4.4%	5.0%
Net income	7.6%	8.8%	7.7%	7.9%	8.1%

Due to rounding, totals may not equal the sum of the line items in the table above.

Third Quarter 2012 Overview

The highlights and significant events of the three months ended September 30, 2012 and the impact on our operating results compared to the three months ended June 30, 2012 were as follows:

Net Revenue

Net revenue increased $17.0 million, or 5.3%, from $319.0 million in the three months ended June 30, 2012 to $336.0 million in the three months ended September 30, 2012 reflecting slightly lower growth than prior quarters.  The market for cloud computing services continues to be highly competitive, and we face competition from existing competitors as well as new market entrants.  We continue to grow our Dedicated Cloud and Public Cloud service offerings and believe that this full portfolio of cloud computing services positions us well in the market. During the third quarter, we experienced an unfavorable revenue impact due to a strengthening U.S. dollar relative to the pound sterling, which resulted in a decrease to revenue of approximately $0.1 million, or 0.0%, for the three months ended September 30, 2012 compared to the three months ended June 30, 2012, with minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries.

Cost of Revenue

Our cost of revenue was $90.1 million for the three months ended June 30, 2012 and $94.7 million for the three months ended September 30, 2012, an increase of $4.6 million, or 5.1%.  Of this increase, less than $0.1 million was attributable to an increase in employee compensation-related expenses. Data center costs including power, rent and maintenance increased $3.4 million and software license costs increased $1.9 million. The remaining variance was due to small changes in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $39.6 million for the three months ended June 30, 2012 and $38.9 million for the three months ended September 30, 2012, a decrease of $0.7 million, or 1.8%. Of this decrease, less than $0.1 million was attributable to a decrease in employee compensation-related expenses. The majority of the decrease was due to a decrease in spending on conventions and trade shows. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $86.8 million for the three months ended June 30, 2012 and $93.0 million for the three months ended September 30, 2012, an increase of $6.2 million, or 7.1%. Of this increase, $5.7 million was attributable to employee compensation-related expenses.  Total compensation increased as a result of salary increases, the hiring of additional personnel, and increases in shared-based compensation expense and payroll taxes, partially offset by a slight decrease in non-equity incentive compensation. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $61.8 million for the three months ended June 30, 2012 and $64.0 million for the three months ended September 30, 2012, an increase of $2.2 million, or 3.6%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software. The decrease in depreciation and amortization expense as a percentage of revenue was the result of a $1.1 million expense recorded in the three months ended June 30, 2012 due to a change in the useful life of certain assets.

Net Income and Net Income per Share

Net income was $25.1 million, or $0.18 per share on a diluted basis, for the three months ended June 30, 2012 compared to net income of $27.2 million, or $0.19 per share on a diluted basis, for the three months ended September 30, 2012. The increase in net income was mainly due to sales and marketing and depreciation and amortization expenses decreasing as a percentage of revenue, partially offset by an increase in general and administrative expenses as a percentage of revenue. Additionally, net income was negatively impacted by an increase in our effective tax rate from 35.7% in the three months ended June 30, 2012 to 38.3% in the three months ended September 30, 2012.

Three Months Ended September 30, 2011 and September 30, 2012

Net Revenue

Our net revenue was $264.6 million for the three months ended September 30, 2011 and $336.0 million for the three months ended September 30, 2012, an increase of $71.4 million, or 27.0%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially offsetting the revenue increase was the unfavorable impact of a stronger U.S. dollar relative to the pound sterling for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Net revenue for the three months ended September 30, 2012 would have been approximately $1.5 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $82.4 million for the three months ended September 30, 2011 and $94.7 million for the three months ended September 30, 2012, an increase of $12.3 million, or 14.9%. Of this increase, $3.0 million was attributable to employee-related expenses due to an increase in salaries and benefits of $4.2 million, and an increase in share-based compensation expense of $0.3 million, partially offset by a decrease in non-equity incentive compensation of $1.5 million. These increases are primarily due to additional headcount and salary increases, partially offset by a lower percentage attainment against the pre-set target for non-equity incentive compensation.  The cost increase was further attributable to an increase in license costs of $5.0 million and an increase in data center costs of $4.2 million, mostly related to rent and maintenance.  The remaining variance was due to small changes in other cost of revenue expenses. Cost of revenue expenses as a percentage of revenue decreased from 31.2% in the three months ended September 30, 2011 to 28.2% in the three months ended September 30, 2012 primarily due to a decrease in power costs and employee-related expenses increasing at a slower rate than revenue.

Sales and Marketing Expenses

Our sales and marketing expenses were $31.8 million for the three months ended September 30, 2011 and $38.9 million for the three months ended September 30, 2012, an increase of $7.1 million, or 22.3%. Of this increase, $5.0 million was attributable to employee-related expenses due to an increase in salaries and benefits of $4.5 million and an increase in share-based compensation expense of $1.1 million, partially offset by a decrease in commissions of $0.6 million due to sales targets increasing at a faster rate than attainment amounts. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. Advertising and Internet-related marketing expenditures increased $1.3 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $69.7 million for the three months ended September 30, 2011 and $93.0 million for the three months ended September 30, 2012, an increase of $23.3 million, or 33.4%. Of this increase, $18.8 million was attributable to employee-related expenses due to increases in salaries and benefits of $16.1 million and share-based compensation expense of $3.7 million, partially offset by a decrease in non-equity incentive compensation of $1.0 million.  These increases are primarily due to additional headcount, salary increases and new equity grants, partially offset by a lower non-equity incentive compensation payout percentage. Professional fees and legal expenses increased $0.4 million primarily as a result of increased consulting expenses related to tax, legal and general consulting services, and internal software and maintenance costs increased $1.5 million. Additionally, office-related expenses increased $1.0 million, merchant credit card fees increased $0.7 million due to higher volume of sales in the third quarter of 2012, travel and other employee-related expenses increased $0.6 million, and bad debt expense increased $0.2 million. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $49.5 million for the three months ended September 30, 2011 and $64.0 million for the three months ended September 30, 2012, an increase of $14.5 million, or 29.3%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Income Taxes

Our effective tax rate increased from 31.7% for the three months ended September 30, 2011 to 38.3% for the three months ended September 30, 2012, due to certain discrete items that were recorded in Q3 2011, the geographic mix of income as well as the amortization of a prepaid tax asset that was established in 2011.  Overall, the differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Nine Months Ended September 30, 2011 and September 30, 2012

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income (Unaudited):

	Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2012
Net revenue	$741,803	$956,330
Costs and expenses:
Cost of revenue	226,244	272,023
Sales and marketing	93,053	117,039
General and administrative	198,232	263,219
Depreciation and amortization	140,568	180,931
Total costs and expenses	658,097	833,212
Income from operations	83,706	123,118
Other income (expense):
Interest expense	(4,544)	(3,758)
Interest and other income (expense)	(968)	(230)
Total other income (expense)	(5,512)	(3,988)
Income before income taxes	78,194	119,130
Income taxes	26,830	43,619
Net income	$51,364	$75,511

Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Nine Months Ended
(Percent of net revenue)	September 30, 2011	September 30, 2012
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	30.5%	28.4%
Sales and marketing	12.5%	12.2%
General and administrative	26.7%	27.5%
Depreciation and amortization	18.9%	18.9%
Total costs and expenses	88.7%	87.1%
Income from operations	11.3%	12.9%
Other income (expense):
Interest expense	(0.6)%	(0.4)%
Interest and other income (expense)	(0.1)%	0.0%
Total other income (expense)	(0.7)%	(0.4)%
Income before income taxes	10.5%	12.5%
Income taxes	3.6%	4.6%
Net income	6.9%	7.9%

Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Our net revenue was $741.8 million for the nine months ended September 30, 2011 and $956.3 million for the nine months ended September 30, 2012, an increase of $214.5 million, or 28.9%.  The increase in net revenue was primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the pound sterling for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Net revenue for the nine months ended September 30, 2012 would have been approximately $5.3 million higher had the U.S. dollar to the pound sterling exchange rate remained constant from the prior year.

Cost of Revenue

Our cost of revenue was $226.2 million for the nine months ended September 30, 2011 and $272.0 million for the nine months ended September 30, 2012, an increase of $45.8 million, or 20.2%. Of this increase, $17.8 million was attributable to employee-related expenses due to an increase in salaries and benefits of $16.7 million, an increase in non-equity incentive compensation of $0.6 million and an increase in share-based compensation expense of $0.5 million. These increases are primarily due to additional headcount and salary increases, partially offset by a lower percentage attainment against the pre-set target for non-equity incentive compensation.  The cost increase was further attributable to an increase in license costs of $12.7 million, an increase in data center costs of $11.2 million mostly related to rent and maintenance, and an increase in other cost of revenue expenses of $4.1 million.  Cost of revenue expenses as a percentage of revenue decreased from 30.5% in the nine months ended September 30, 2011 to 28.4% in the nine months ended September 30, 2012 primarily due to a decrease in power costs and employee-related expenses increasing at a slower rate than revenue.

Sales and Marketing Expenses

Our sales and marketing expenses were $93.1 million for the nine months ended September 30, 2011 and $117.0 million for the nine months ended September 30, 2012, an increase of $23.9 million, or 25.7%. Of this increase, $17.8 million was attributable to employee-related expenses due to increases in salaries and benefits of $13.5 million, share-based compensation expense of $3.0 million, non-equity incentive compensation of $0.8 million and commissions of $0.5 million. Total compensation increased as a result of salary increases and the hiring of additional sales and marketing personnel as well as the impact of higher commissions associated with increased sales.  Advertising and Internet-related marketing expenditures increased $4.9 million, and travel, professional fees and other sales and marketing expenses increased by a total of $1.3 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $198.2 million for the nine months ended September 30, 2011 and $263.2 million for the nine months ended September 30, 2012, an increase of $65.0 million, or 32.8%. Of this increase, $50.1 million was attributable to employee-related expenses due to increases in salaries and benefits of $41.5 million, non-equity incentive compensation of $2.9 million and share-based compensation expense of $5.7 million.  These increases are primarily due to additional headcount, salary increases and higher payroll taxes associated with increased stock option exercise activity and the salary increases, partially offset by a lower non-equity incentive compensation payout percentage. Professional fees and legal expenses increased $2.1 million primarily as a result of increased consulting expenses related to tax, legal and general consulting services, internal software and maintenance costs increased $4.1 million, office-related expenses increased $3.0 million, travel and other employee-related expenses increased $1.7 million, and property and other non-income taxes increased $0.9 million. We also experienced an increase in merchant credit card fees of $2.3 million due to higher volume of sales in the first nine months of 2012.  Bad debt expense increased $0.2 million. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $140.6 million for the nine months ended September 30, 2011 and $180.9 million for the nine months ended September 30, 2012, an increase of $40.3 million, or 28.7%. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build outs and internally developed and purchased software.

Income Taxes

Our effective tax rate increased from 34.3% for the nine months ended September 30, 2011 to 36.6% for the nine months ended September 30, 2012, due primarily to the geographic mix of income and the amortization of a prepaid tax asset that was established in Q3 2011.  Overall, the differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

At September 30, 2012, our cash and cash equivalents balance was $257.7 million. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor-financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

As of September 30, 2012, we had $51.5 million of cash holdings in foreign countries. If these funds are repatriated, we will need to accrue and pay taxes; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September of 2016.  The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of September 30, 2012, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of September 30, 2012 there was no amount outstanding under the new facility except for an immaterial outstanding letter of credit.

We have vendor finance arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2011 and September 30, 2012, we had $139.1 million and $150.1 million outstanding with respect to these arrangements.  While we believe our borrowings from these arrangements will continue to be available, we have shifted our current strategy and have begun to pay cash for a greater portion of our equipment purchases rather than financing them through these arrangements.

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

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. During the quarter ended September 30, 2012, we modified our cash management strategy to invest a larger portion of our available cash in money market funds rather than in sweep accounts and other cash deposit accounts. Our money market mutual funds comply with Rule 2a-7 and invest exclusively in high-quality, short-term obligations that include securities issued or guaranteed by the U.S. government or by U.S. government agencies and floating rate and variable rate demand notes of U.S. and foreign corporations. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation, or “FDIC,” insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	(Unaudited)
(In thousands)	2011	2012
Cash provided by operating activities	$225,176	$279,290
Cash used in investing activities	$(190,745)	$(193,937)
Cash provided by (used in) financing activities	$(14,646)	$11,079
Non-cash purchases of property and equipment	$75,641	$61,633

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $225.2 million in the first nine months of 2011 compared to $279.3 million in the first nine months of 2012, an increase of $54.1 million, or 24.0%.  Net income increased from $51.4 million in the first nine months of 2011 to $75.5 million in the first nine months of 2012.  A summary of the significant changes in non-cash adjustments affecting net income is as follows:

•
Depreciation and amortization expense was $140.6 million in the first nine months of 2011 compared to $180.9 million in the first nine months of 2012.  The increase in depreciation and amortization was due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•	Our provision for bad debts and customer credits increased slightly from $4.5 million in the first nine months of 2011 to $4.6 million in the first nine months of 2012.

•
The change in deferred income taxes created a $9.2 million increase to cash flow from operating activities in the first nine months of 2011 compared to a $3.8 million increase in the first nine months of 2012.

•
The change in deferred rent created a $8.3 million non-cash increase to cash flow from operating activities in the first nine months of 2011 compared to a $6.3 million increase in the first nine months of 2012.  The change resulted from larger cash payments made in the first nine months of 2012 for data center and office lease arrangements with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period. The largest differences typically occur in the early portion of leases that include rent abatements.

•
Share-based compensation expense was $21.2 million in the first nine months of 2011 compared to $30.3 million in the first nine months of 2012.  The increase in expense was due to equity awards granted in 2011 and the first nine months of 2012.

•
Excess tax benefits from share-based compensation arrangements created an operating cash outflow of $11.9 million in the first nine months of 2011 and $35.0 million in the first nine months of 2012.  In accordance with the accounting guidance, Rackspace recognizes an excess tax benefit from the exercise of options to the extent that it will result in a reduction of our current tax payable.

A summary of changes in assets and liabilities impacting operating cash flows is as follows:

•
The change in accounts receivable was a cash outflow of $17.4 million in the first nine months of 2011 compared to a cash outflow of $29.1 million in the first nine months of 2012. Accounts receivable increased due to the increase in sales.

•
The change in accounts payable and accrued expenses created a $25.3 million cash inflow in the first nine months of 2011 compared to a $51.8 million cash inflow in the first nine months of 2012.  The changes resulted from the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure, furniture, equipment and leasehold improvements to support our operations as well as payroll costs related to software development.

Our net cash used in investing activities was $190.7 million in the first nine months of 2011 compared to $193.9 million in the first nine months of 2012, an increase of $3.2 million, or 1.7%.  The increase was primarily due to an increase in the amount of property and equipment purchases included within accounts payable and accrued expenses from December 31, 2011 to September 30, 2012.

We purchase equipment through capital lease arrangements and other types of vendor financing that do not require an initial outlay of cash.  Purchases through these arrangements decreased from $75.6 million for the first nine months of 2011 to $61.6 million for the first nine months of 2012.

Financing Activities

Net cash provided by (used in) financing activities was a $14.6 million outflow in the first nine months of 2011 compared to an $11.1 million inflow in the first nine months of 2012, a change of $25.7 million. Principal payments on capital leases and notes payable were $50.3 million in the first nine months of 2011 compared to $54.9 million during the first nine months of 2012.  Cash proceeds from employee stock plans increased from $27.8 million in the first nine months of 2011 to $31.5 million in the first nine months of 2012. Other activity included payments of contingent consideration related to prior period business acquisitions and the receipt of a $3.5 million grant from the Texas Enterprise Fund for meeting certain employment levels in the State of Texas. Additionally, in the first nine months of 2012 we recorded a $35.0 million financing cash inflow for excess tax benefits booked during the period. Our net leverage as of September 30, 2012 was (0.25) times.  See above for our discussion of Non-GAAP Financial Measures.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of September 30, 2012:

(In thousands)	Total	2012	2013-2014	2015-2016	2017 and Beyond
	(Unaudited)
Capital leases (1)	$150,091	$19,266	$111,912	$18,913	$—
Operating leases	934,937	9,583	102,208	116,974	706,172
Purchase obligations	34,010	10,822	22,714	474	—
Notes payable (1)	5,396	54	5,217	125	—
Total contractual obligations	$1,124,434	$39,725	$242,051	$136,486	$706,172

(1)	Represents principal and interest.

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

Notes Payable

We currently finance certain software and equipment from third-party vendors. The terms of these arrangements are up to three years.

Uncertain Tax Positions

We have excluded $3.0 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

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

In April 2012, Titanide Ventures, LLC filed complaints against us in two proceedings in the United States District Court for the Eastern District of Texas. The complaints allege, among other things, that our Cloud Files and Jungle Disk remote storage and backup technology infringes U.S. Patent 6,714,968 purporting to cover a “Method and System for Seamless Access to a Remote Storage Server Utilizing Multiple Access Interfaces Executing on the Remote Server” and U.S. Patent 6,735,623 purporting to cover a “Method and System for Accessing a Remote Storage Area.” The plaintiff seeks injunctive relief, monetary damages, costs and attorney's fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In September 2012, PersonalWeb Technologies LLC and Level 3 Communications, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, infringement of the following nine patents: U.S. Patent No. 5,978,791 purporting to cover “Data Processing System Using Substantially Unique Identifiers to Identify Data Items, Whereby Data Items Have the Same Identifiers;” U.S Patent No. 6,415,280 purporting to cover “Identifying and Requesting Data in Network Using Identifiers Which Are Based On Contents of Data;” U.S. Patent No. 6,928,442 purporting to cover “Enforcement and Policing of Licensed Content Using Content-based Identifiers;” U.S. Patent No. 7,802,310 purporting to cover “Controlling Access to Data in a Data Processing System;” U.S. Patent No. 7,945,539 purporting to cover “Distributing and Accessing Data in a Data Processing System;” U.S. Patent No. 7,945,544 purporting to cover “Similarity-Based Access Control of Data in a Data Processing System;” U.S. Patent No. 7,949,662 purporting to cover “De-duplication of Data in a Data Processing System;” U.S. Patent No. 8,001,096 purporting to cover “Computer File System Using Content-Dependent File Identifiers;” and U.S. Patent No. 8,099,420 purporting to cover “Accessing Data in a Data Processing System.” Plaintiff PersonalWeb Technologies seeks injunctive relief, monetary damages, costs, and attorney's fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

Our market is characterized by rapidly changing technology, evolving industry standards, and frequent new product announcements, all of which impact the way hosting services are marketed and delivered. The adoption of new technologies, a change in industry standards or introduction of more attractive products or services could make some or all of our offerings less desirable or even obsolete. These potential changes are magnified by the continued rapid growth of the Internet and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features, and reliability of our services and modifying our business strategies accordingly. We cannot guarantee that we will be able to identify the emergence of all of these new service alternatives successfully, modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes. For example, as the adoption and usage of public cloud in the marketplace has grown, we have had to make strategic decisions around improving our customers' experience on our cloud platform, including committing to replace our legacy cloud platform with an open source cloud platform that was developed under the OpenStack initiative that we founded with NASA in 2010 and building features and products on top of that platform. We believe that such a platform shift improves our customers' experience by providing them with features and services that have become possible through the rapidly changing environment in which we operate and because the adoption of the open source cloud platform provides us with additional opportunities to provide a service layer on top of the platform. However, making such a platform shift and introducing products on top of that platform presents a number of risks to our business, including the risk that current and prospective customers will not like or accept the new platform and/or the products that have been built on it and that the OpenStack open source cloud platform is not adopted as the ubiquitous open source cloud computing platform standard for public and private clouds. Our failure to provide platforms, products and services to compete with new technologies or the obsolescence of our platforms, products or services would likely lead us to lose current and potential customers or cause us to incur substantial costs by attempting to catch our offerings up to the changed environment.

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

Our ability to introduce new products into the market in a timely manner is reliant on how well we can forecast customer demands, develop new products and services and bring the services and products to market. In addition, our ability to develop new products and services is reliant on how accurately we can balance our need to replace our older legacy systems in order to provide scalability with our continued utilization of available resources. If we continue to push our older systems beyond their functional limits, those systems could fail. Such failure could cause us to breach our service level obligations, take resources from ongoing projects to supplement for the non-functionality and distract our management. Alternatively, trying to replace legacy systems on too large of a scale and too quickly could result in material disruption in normal business operations.

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

Customer contracts for our Dedicated Cloud hosting services typically have initial terms of one to two years which, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire on these contracts. In addition, many of our other services and products, including most of our Public Cloud products and services, are generally provided on a month-to-month basis and do not have an extended initial term at all. Our costs associated with maintaining revenue from existing customers are generally much lower than costs associated with generating revenue from new customers. Therefore, a reduction in revenue from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue to retain our existing customers could have a material adverse effect on our operating results.

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

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies. We cannot assure you that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have one patent issued and a number of patent applications filed in the U.S. and the European Union. Our patent applications may be challenged and/or ultimately rejected, and our issued patent may be contested, circumvented, found unenforceable or invalidated.

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

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. If we implement more complex organizational management structures because of growth or other structural changes or create disparities in personal wealth among our employees through our compensation philosophy and benefit plan utilization, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. If we cannot maintain a favorable corporate culture, then we can lose employee engagement, which can cause employees to lose the desire to innovate, foster teamwork and strive to delight our customers. Ultimately, we believe that the delivery of exceptional service to our customers by our employees is what produces customer "promoters" and fuels our growth aspirations. Therefore, if the corporate culture is not maintained, it could negatively impact our future operating results.

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

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over a period ranging from 2013 to 2033.  Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required or choose to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

We rely on third-party providers to supply data center space, equipment and maintenance.  For example, we lease data center space from third-party landlords, lease or purchase equipment from equipment providers, and source equipment maintenance through third parties. While we have entered into various agreements for the lease of data center space, equipment, maintenance and other services, the third party could fail to live up to the contractual obligations under those agreements. For example, a data center landlord may fail to adequately maintain its facilities or provide an appropriate data center infrastructure for which it is responsible. If that were to happen, we would not likely be able to deliver the services to our customers that we have agreed to provide according to our standards or at all.  Additionally, if the third parties that we rely on do fail to deliver on their obligations, our customers may lose confidence in our company, which would make it likely that we would not able to retain those customers, and therefore negatively impede our growth and financial results.

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

As of September 30, 2012, there was no outstanding indebtedness under our credit facility other than an immaterial outstanding letter of credit. Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions.  If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $145.1 million as of September 30, 2012. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first nine months of 2012, we expensed approximately $16.5 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption.  If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow more, we may enter into swaps to continuously control our interest rate risk.  As a result, we are exposed to interest rate risk on our borrowings.  As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of September 30, 2012, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

We have made acquisitions, and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

▪	The difficulty of assimilating the operations and personnel of the combined companies;

▪	The potential post-acquisition loss of personnel acquired through an acquisition;

▪	The risk that we may not be able to integrate the acquired services or technologies with our current services, products, and technologies;

▪	The potential disruption of our ongoing business;

▪	The diversion of management attention from our existing business;

▪	The inability of management to maximize our financial and strategic position through the successful integration of the acquired businesses;

▪	Difficulty in maintaining controls, procedures, and policies;

▪	The impairment of relationships with employees, suppliers, and customers as a result of any integration;

▪	The loss of an acquired base of customers and accompanying revenue; and

▪	The assumption of leased facilities, other long-term commitments or liabilities that could have a material adverse impact on our profitability and cash flow.
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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, operating results that do not meet the market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

Our common stock has only been publicly traded since our initial public offering on August 7, 2008. The trading price of our common stock has fluctuated significantly since then. For example, between December 31, 2011 and September 30, 2012, the closing trading price of our common stock was very volatile, ranging between $41.22 and $66.65 per share, including single-day increases of up to 12.6% and declines up to 8.9%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

The issuance of additional stock in connection with acquisitions, our stock purchase plan, or otherwise will dilute all other stockholdings.

We have a large number of shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. In addition, our Employee Stock Purchase Plan contains an evergreen provision, which annually increases the number of shares that can be purchased under the plan. Any issuance of shares in connection with our acquisitions, our Employee Stock Purchase Plan or otherwise would dilute the percentage ownership held by our then-existing stockholders.

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

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1 *	Agreement and Release of Claims with James Lewandowski

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2012.

Rackspace Hosting, Inc.

Date:	November 7, 2012	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 7, 2012	By:	/s/ Joe Saporito
Joe Saporito
Chief Accounting Officer
(Principal Accounting Officer)