Form 10-K
period 2012-12-31
RACKSPACE HOSTING, INC.
filed 2013-03-01
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.

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
None
(Title of Class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of June 30, 2012, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2012) was $3,748,646,761.

On February 22, 2013, 137,981,620 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

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

TRADEMARKS AND SERVICE MARKS

Rackspace®, Fanatical Support®, and RackConnect® are our registered service marks. Net Promoter® is a registered trademark of Bain & Company, Fred Reichheld and Satmetrix Systems, Inc.; NPS is a service mark of Bain & Company, Inc. EVA® is a registered trademark of Stern Stewart & Co. and EVAdimensions. OpenStack® is a registered trademark of the OpenStack Foundation. Other trademarks and tradenames appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ tradenames, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

Overview

Rackspace is the open cloud company, delivering open technologies that power more than 200,000 business customers in 120 countries. We and other cloud computing companies free our business customers from much of the expense and hassle of owning and managing their own computer hardware and software. What distinguishes us from our competitors is our emphasis on delivering an exceptional customer experience, our broad portfolio of services and our leadership in open standards that promote faster innovation and give customers freedom of movement among cloud providers. We are the co-founder, with NASA, of OpenStack, the world's fastest-growing open cloud platform and developer community. We are also a pioneer in Hybrid Hosting, which combines the security, performance and scalability of our Dedicated and Public Cloud hosting services, integrated through our RackConnect offering. Our rapid growth over the last 14 years is the result of our technology leadership and our renowned customer service, known as Fanatical Support.

We offer a diverse portfolio of cloud computing services, including Public, Dedicated and Private Cloud, and Hybrid Hosting. The equipment (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) required to deliver services is typically purchased and managed by us. We are committed to delivering Fanatical Support for the open cloud across our entire product portfolio, and we will continue to pursue our vision to be considered one of the world’s great service companies.

We were incorporated in Delaware in March 2000, but our operations began in 1998 as a limited partnership, which became our subsidiary through a corporate reorganization completed in August 2001.

Our Industry

The cloud computing industry, best described as delivering computing, storage, and applications as a service over the Internet, is fast-growing and crowded, and Rackspace has earned a well-defined leadership role within it. We are a cloud computing specialist, the industry's service leader and a leader in the open cloud. Our employees, who are called Rackers, are focused on providing open cloud products, advice and support for our business customers.

Unlike some of our rivals who essentially rent access to computer hardware and software, Rackspace specializes in offering a set of advisory and support services on top of raw computing services. Our approach positions Rackspace as a mission-critical extension of our business customers' IT departments.

Today, there are three ways that businesses can fulfill their IT requirements:

1.
The first approach is commonly referred to as “do-it-yourself,” or DIY. This is the legacy approach to managing IT services, in which a business retains complete ownership and responsibility for ongoing maintenance and management of servers, software, networking equipment, IT staff, etc. Companies may choose to house this equipment in their own data centers or server closets or may rent data center space from a colocation provider.

2.	The second approach is outsourcing, where businesses transfer full responsibility for their IT systems, operations, and employees to a third party - often a systems integrator such as IBM or CSC.

3.	The third approach is cloud computing, which is the delivery of IT services on demand, usually over the Internet.

We believe that cloud computing, when delivered with exceptional customer service, provides better quality IT and a more cost-competitive solution than does the outsourcing approach or the do-it-yourself approach. We believe demand for cloud computing will continue to grow for four reasons:

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

3.
Market Acceptance. As companies have experienced the benefits of using cloud computing providers to manage some of their IT workloads, they have become more comfortable having those providers manage additional IT services. This trend will accelerate as various barriers to adoption are broken down. The expansion of open technologies, for example, is removing business customers' fears of being locked into the proprietary software and subject to fluctuating pricing of a particular cloud provider. Similarly, advances such as software-defined networking are easing customers' concerns about the security of cloud computing. As time goes by, businesses will move more and more of their IT workloads to the Cloud.

4.
Accelerated Business Creation. Cloud computing removes many of the traditional barriers to new business formation through its low cost, its high speed and nimbleness, and the way it lowers upfront capital requirements. Cloud computing is driving innovation and new business formation at a rapid rate, in much the way that the iPhone has driven a fast-growing market for applications. The rising supply of cloud computing is creating new demand.

Cloud computing is at the center of a multi-year shift that is changing the way businesses buy computing power and IT services. New virtualization technologies, which deliver greater agility and cost savings to businesses, make cloud computing even more compelling for a broader market. The open technologies embraced by Rackspace and other members of the OpenStack community are accelerating innovation in cloud computing, as they engage the efforts of scores of companies and thousands of developers around the world. These technologies allow customers to avoid being locked into one vendor and to easily move to another cloud provider whenever they find better features, pricing, or service.

Our Business

We are a global company, selling our services to business customers in more than 120 countries. Our corporate headquarters is located in San Antonio. We also have operations located in multiple cities across the United States, as well as in London, Amsterdam, Zurich, Hong Kong, and Sydney. In 2012 we had net revenue of $1.3 billion, and as of December 31, 2012, we served more than 200,000 business customers, and we managed more than 90,000 servers and 3.1 million email accounts. No single customer accounted for more than 2% of our net revenue in any of the past three years.

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

Our Service

Customer Experience. This is where we differentiate ourselves. Fanatical Support, our unique brand of customer experience, is backed by a complex business process that we have built and refined over the past 14 years, and it distinguishes our company in the market. Fanatical Support, which is designed to generate an extraordinary customer experience, is incorporated into all aspects of our hosting services. It involves everything from the way we recruit, interview and test prospective employees; to the way we continuously train new and veteran Rackers alike; to the way we make expert U.S. and U.K. based technicians available to customers 24/7 by phone, email or chat; to the way we empower those Rackers to spend time and money on customers without asking permission; to the way we measure customer satisfaction and churn on a daily basis, team by team; to the way we reward and celebrate successful teams and managers; to the way we design and implement hardware and software solutions and processes to make our services highly reliable and easy for the customer to use and navigate.

When we first launched Fanatical Support, it was mainly about answering the phone and providing extraordinary support when things went wrong with a customer's computing. Since then, our concept of Fanatical Support has expanded to include technological improvements that make our services more reliable and easier to use and prescriptive advice to customers and prospects about which applications work best in Public, Dedicated and Private Cloud, and in Hybrid Hosting. This evolution and expansion of Fanatical Support aligns with our company's purpose statement: to make cloud computing simple for business.

We have built our business around an understanding, born of experience, that things go wrong in computing and always will in a field so complex and fast-changing. We believe that many business customers want a trusted partner who is available 24/7 to help them safely and reliably take advantage of the enhanced capabilities and cost savings available through cloud computing.

Our Product Categories

Everything that we do at Rackspace falls under the umbrella of cloud computing, defined as the delivery of computing, storage, and applications over the Internet. All of our computer hardware is located in our secure, business-class data centers in the U.S., the U.K., Hong Kong, and Australia. Our services are defined, as follows:

Public Cloud refers to pooled computing resources delivered on-demand over the Internet. Virtualization and other cloud technologies allow us to effectively provision and manage a pool of computing resources across a larger base of customers and deliver more computing resources to businesses when they need them. At the same time, pooled cloud computing substantially lowers the cost of IT services. There are multiple varieties of Public Cloud services that are priced on a pay-per-use basis and that can be quickly and easily scaled up or down on-demand. Today we offer Cloud Servers for computing, Cloud Sites for website hosting, Cloud Block Storage and Cloud Files for storage, Cloud Databases for hosting MySQL instances, Cloud Backup for file protection, Cloud Load Balancers for traffic management, Cloud Monitoring for infrastructure control, Cloud DNS for domain management, Cloud Networks for security enhancement, and Cloud Applications, which includes email, collaboration and file back-ups.

Dedicated Cloud, also known as "managed hosting," refers to IT services that we provide on a server or servers reserved for a specific customer. Our customers have full administrator privileges and are responsible for most administrative functions. We provide a customer management portal and other management tools. This service frees the customer from the burden of managing the data center, network, hardware devices, and operating system software. Dedicated Cloud hosting is largely a recurring, subscription-based business.

Private Cloud refers to a pool of computing resources that is virtualized for greater efficiency and nimbleness but that is dedicated to one particular customer rather than being used by multiple customers. The hardware can be located in our data centers or in the customer's facilities. This approach is especially popular with some of our larger corporate customers. Our embrace of OpenStack and other open technologies has generated significant interest in our Private Cloud offerings. Revenue for Private Cloud is included within Dedicated Cloud revenue in our Key Metrics table in Item 7 of Part II.

Hybrid Hosting. We are pioneers in this emerging category, which allows a customer to easily and seamlessly utilize the benefits of both Dedicated Cloud and Public Cloud. We are also working to add Private Cloud to the technologies available through Hybrid Hosting. A customer using Hybrid Hosting is able to employ any combination of dedicated and pooled resources and to manage them seamlessly through our RackConnect service. Each type of cloud computing form factor has specific and unique customer benefits, and through Hybrid Hosting, the various technologies can be combined and adjusted to address each customer's changing and diverse needs. Furthermore, Rackspace’s set of managed support services and Fanatical Support are critical in this new world of computing as customers increasingly need help to make the transition and utilize these new services.

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 16 – Segment Information” for financial information related to our product categories.

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

Cloud Computing Providers. Businesses may choose to use a cloud computing provider other than Rackspace to provide services and support for their IT systems. Competitors include AT&T, British Telecom, CenturyLink, Red Hat, Softlayer, Verizon and others. We increasingly face competition from large, diversified technology companies such as Amazon, Google, HP, IBM and Microsoft, who are making substantial investments in cloud computing.

Our Approach and Sources of Competitive Advantage

We are focused on creating a sustainable competitive advantage in four key areas. First, our vision is to be recognized as one of the world’s great service companies. Because companies must trust their cloud computing provider with their mission-critical IT assets, service reputation is a key selection criterion. Second, our singular focus is to provide cloud computing services, which enables us to operate with a financial discipline that keeps costs low, thereby generating returns that exceed our cost of capital. Third, our portfolio approach to services allows customers to select the solution that best fits their requirements. Fourth, we are committed to open technology standards, which address one of the main barriers to adoption of cloud computing: the customer's fear of being locked into a particular vendor who then wields great power to raise prices and stifle innovation. These key principles form the foundation of our business model, which is described in more detail below.

Fanatical Support - We believe that an excellent customer experience creates customer loyalty, which in turn leads to higher profits and growth. We call our unique, industry-leading customer service model “Fanatical Support.” Our entire company is focused on going above and beyond expectations to delight the customer. Fanatical Support builds customer loyalty, which in turn delivers three key benefits:

•	Loyal customers buy more, both as they grow and as they hand a larger proportion of their total IT workload over to us.

•	Loyal customers stay with us longer and refer other customers to us. Both factors help reduce customer acquisition costs and other sales and marketing costs.

•
Loyal customers can be served more cost effectively. The average cost of serving a customer is reduced after initial provisioning, and we can provide additional service levels that are not capital intensive, which lead both to higher average profits and profit margins over time.

As a measure of customer loyalty, we make extensive use of the Net Promoter Score (NPS), developed by Bain & Company, Inc., Fred Reichheld, and Satmetrix Systems, Inc. to track the likelihood that customers will refer us to friends or colleagues. Surveys are conducted on an ongoing basis and broken down by support team, with results summarized monthly and analyzed to determine areas for improvement. We work with our customers to understand what they consider “must haves” and what they would like to see in terms of incremental improvements to our service offerings.

Fanatical Support is a result of our unique culture. Rackers are rewarded for going above and beyond to serve customers. The highest form of recognition is the Straightjacket Award, which is given to the Racker who best demonstrates Fanatical Support in action. We are also very selective in our hiring process. Our philosophy is that technical and functional skills can be taught, but attitude and temperament are ingrained. We strive to hire employees with the personality traits that fit well within our culture and our teams. Periodically, we conduct employee engagement surveys as a measure of cultural health and reward those managers who create an engaging and high-performance environment. In five of the last six years, Fortune magazine has ranked us in its list of “100 Best Companies to Work For,” where we now rank #34. We firmly believe that our unique culture is a point of sustained differentiation because our corporate culture, and the complex business process that sustains it, cannot be easily or quickly replicated by competitors.

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

Seamless Portfolio - Many hosting providers offer a limited set of services or rely on third-party reselling relationships to complete their hosting portfolio. Our portfolio of services allows us to deliver the right offering at the right budget for the customer. Because of the breadth of our portfolio, customers can host their entire environment with us, allowing them to benefit from the simplicity of working with one hosting specialist rather than managing multiple providers. Our Hybrid Hosting approach allows customers the flexibility to combine both traditional and emerging services for a solution that best addresses their unique IT requirements, and our RackConnect product allows the customer to employ all of our services in a seamless, easy-to-use manner.

Open Standards at Cloud Scale - When we partnered with NASA in July 2010 to launch OpenStack, an open-source cloud computing platform, our goal was to provide an alternative to the proprietary software that then powered all of the major cloud-computing environments. We wanted to help overcome one of the major barriers to adoption of cloud computing: business customers' fear of vendor lock-in and rising prices. Over the past two and a half years, OpenStack has attracted significant support, with the addition of over 150 new companies, seven successful Design Summits with participants from six continents, and the successful release of multiple versions of the software.

Research and Development

For the years ended December 31, 2010, 2011 and 2012, we recognized $18.8 million, $25.0 million and $48.6 million of research and development expense, respectively. Our research and development efforts are focused on developing new services including:

•	Deployment of new technologies to address emerging trends, such as Public Cloud, Private Cloud, Hybrid Hosting and OpenStack;

•	Development and enhancement of proprietary tools;

•	Development and enhancement of processes for sales and support; and

•	Development and enhancement of data center operations.

We believe cloud computing is a paradigm shift in IT, and we are investing heavily to take advantage of these new technologies. In addition to the research and development expenses incurred, we capitalized internal-use software development and other project costs in the amount of $32.3 million, $63.1 million and $79.1 million in the years ended December 31, 2010, 2011 and 2012, respectively.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark and trade secret laws in the U.S., the European Union, and various countries in Asia, South America, and elsewhere and contractual restrictions to establish and protect certain proprietary rights in our data, applications, and services. We have one patent issued and a number of patent applications pending in the U.S. and the European Union. We have trademarks registered or pending in the U.S., the European Union, and various countries in Asia, South America, and elsewhere for our name and certain words and phrases that we use in our business. We rely on copyright laws and licenses to use and protect software and certain other elements of our proprietary technologies. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technologies. In addition, we license third-party software, open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business are significantly reliant on proprietary technology and/or licensed technology. Although we rigorously protect our rights to use this technology, any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

Employees

As of December 31, 2012, we employed 4,852 Rackers, a net increase of 812, or 20%, compared to December 31, 2011. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

Sales and Marketing

Our service suite is sold via direct sales teams, through third-party channel partners and via online ordering. Our direct sales model is based on centralized sales teams with leads generated primarily from customer referrals and corporate marketing efforts. This model also includes a centralized enterprise field sales force, which targets select businesses in that market. Our channel partners include management and technical consultancies, technology integrators, software application providers, and web developers. Online sales occur via online stores located in the relevant sections of our website.

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

Our Support Team Structure

Our support teams are specifically structured based on our customer’s product and service choices. Service teams are comprised of personnel who can address a wide range of business and technical issues for a customer and are available 24/7/365.

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

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's website at www.rackspace.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Our SEC filings are also available to the public at the SEC’s website at www.sec.gov. Additionally, our board committee charters and code of ethics are available on our website and in print to any stockholder who requests them. The information contained on our website is not incorporated herein by reference and does not comprise a part of this Annual Report on Form 10-K.

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

Our network, power supplies and data centers are subject to various points of failure.  Problems with our cooling equipment, generators, uninterruptible power supply (UPS), routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage.  Because our hosting services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities. While data backup services and disaster recovery services are available as a part of our hosting services offerings, the majority of our customers do not elect to pay the additional fees required to have disaster recovery services store their backup data offsite in a separate facility, which could substantially mitigate the adverse effect to a customer from a single data center failure. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

▪	Power loss;

▪	Equipment failure;

▪	Human error or accidents;

▪	Sabotage and vandalism;

▪	Failure by us or our vendors to provide adequate service or maintenance to our equipment;

▪	Network connectivity downtime;

▪	Security breaches to our infrastructure;

▪	Improper building maintenance by the landlords of the buildings in which our facilities are located;

▪	Physical or electronic security breaches;

▪	Fire, earthquake, hurricane, tornado, flood, and other natural disasters;

▪	Water damage; and

▪	Terrorism.
Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

We have experienced interruptions in service in the past due to such things as power outages, power equipment failures, cooling equipment failures, routing problems, security issues, hard drive failures, database corruption, system failures, software failures, and other computer failures. While we have not experienced a material increase in customer attrition following these events, the extent to which our reputation suffers is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure. However, service interruptions continue to be a significant risk for us and could materially impact our business.

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

Our market is characterized by rapidly changing technology, evolving industry standards, and frequent new product announcements, all of which impact the way hosting services are marketed and delivered. The adoption of new technologies, a change in industry standards or introduction of more attractive products or services could make some or all of our offerings less desirable or even obsolete. These potential changes are magnified by the continued rapid growth of the Internet and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features, and reliability of our services and modifying our business strategies accordingly. We cannot guarantee that we will be able to identify the emergence of all of these new service alternatives successfully, modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes. For example, as the adoption and usage of public cloud in the marketplace has grown, we have had to make strategic decisions around improving our customers' experience on our cloud platform, including committing to replace our legacy cloud platform with an open source cloud platform that was developed under the OpenStack initiative that we founded with NASA in 2010 and building features and products on top of that platform. We believe that such a platform shift improves our customers' experience by providing them with features and services that have become possible through the rapidly changing environment in which we operate and because the adoption of the open source cloud platform provides us with additional opportunities to provide a service layer on top of the platform. However, making such a platform shift and introducing products on top of that platform presents a number of risks to our business, including the risks that current and prospective customers will not like or accept the new platform and/or the products that have been built on it, that the OpenStack open source cloud platform will not be adopted as the ubiquitous open source cloud computing platform standard for public and private clouds, or that even if the OpenStack cloud platform is widely adopted as a standard, we would not be seen as a leading platform specialist. Our transition also will require us to entice our legacy platform customers to eventually switch over to our new platform, which can be disruptive to their business in a way that is similar in some ways to switching service providers. Because of the disruption, the likelihood that these customers consider alternative solutions to our new platform is greater and can therefore increase the competitive environment, making it harder to for us to keep our own customers.

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

Finally, even if we succeed in adapting to a new technology or the changing industry standard and developing attractive products and services and successfully bringing them to market, there is no assurance that our use of the new technology or standard or our introduction of the new products or services would have a positive impact on our financial performance and could even result in lower revenue, lower margins and/or higher costs and therefore could negatively impact our financial performance. For example, our recent cloud platform launch featured the release of several key products, including Cloud Servers, Cloud Databases, Cloud Monitoring, Cloud Backup, Cloud Block Storage, and Cloud Networks, along with a new Control Panel. While we believe that these new capabilities and features could drive future incremental demand, there are certain risks associated with such a significant product transition and platform shift. We believe these risks could adversely impact our ability to execute on our growth strategy and therefore capitalize on the current market opportunity, both in the short and long term. They include: (i) the acceptance by current and prospective customers of our new Public Cloud and Rackspace Private Cloud platform and product set, (ii) increasing competition in our industry by competitors that have greater financial, technical, and marketing resources; larger customer bases; longer operating histories; greater brand recognition; more established relationships in the industry; and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities, (iii) new pricing strategies that may include lowering price points for Cloud products to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our Cloud products to certain significant Cloud customers, (iv) the adoption of OpenStack as the ubiquitous open source cloud computing platform standard for public and private clouds, which could be negatively impacted by a delay in product releases, and (v) unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we serve, including the current volatile economic environment found in Europe.

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

▪	Do-it-yourself solutions with a colocation partner such as AT&T, Equinix, CenturyLink and other telecommunications companies;

▪	IT outsourcing providers such as CSC, HP, and IBM;

▪	Cloud computing providers such as AT&T, British Telecom, CenturyLink, Red Hat, Softlayer, Verizon and other telecommunications companies; and

▪	Large technology companies such as Amazon, Hewlett-Packard, Google, IBM, and Microsoft, who have made substantial investments in cloud computing offerings and initiatives.
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

The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers,” and other disruptions can occur, and infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls and exposed or unprotected customer data can exist that (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of systems and data, which exposes information to unauthorized third parties. We are a constant target of cyber attacks of varying degrees on a regular basis, and we have encountered security breaches in the past, although they did not have a material adverse effect on our operating results. There can be no assurance of a similar result in a future security breach.

Techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not recognized until launched against a target. We may be unable to implement security measures in a timely manner, or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Any breaches that occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Although we typically require our customers to agree to terms of service that contain provisions attempting to limit our liability for security breaches, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a security breach that they may ascribe to us. Additionally, we may decide to negotiate settlements with affected customers regardless of such contractual limitations. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition. The laws of some states and countries may also require us to inform any person whose data was accessed or stolen, which could harm our reputation and business. Complying with the applicable notice requirements in the event of a security breach could result in significant costs. We may also be subject to investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed, even if such person was not actually a customer.

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

Because our hosting services are critical to many of our customers’ businesses, any significant disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although we require our customers to sign agreements that contain provisions attempting to limit our liability for service outages, we cannot be assured that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption or other Internet site or application problems that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may exceed our liability insurance coverage by unknown but significant amounts, which could materially impair our financial condition.

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

In addition, our activities with these open source projects could subject us to additional risks of litigation including indirect infringement claims based on third-party contributors because of our sponsorship of these projects.

We may not be successful in protecting and enforcing our intellectual property rights, which could adversely affect our financial condition and operating results.

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies. We cannot be assured that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have one patent issued and a number of patent applications pending in the U.S. and the European Union. Our patent applications may be challenged and/or ultimately rejected, and our issued patent may be contested, circumvented, found unenforceable or invalidated.

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

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over the next 20 years.  Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If we fail to renew any data center lease and are required or choose to move the data center to a new facility, we would face significant challenges due to the technical complexity, risk, and high costs of relocating the equipment. For example, if we are required to migrate customer servers to a new facility, such migration could result in significant downtime for our affected customers. This could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

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

As of December 31, 2012, there was no outstanding indebtedness under our credit facility other than an immaterial outstanding letter of credit. Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions.  If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility and, if those amounts owed at the time of the default are substantial, the repayment could materially and adversely affect our liquidity and business.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $121.6 million as of December 31, 2012. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During 2012, we expensed approximately $22.5 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption.  If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow, we may enter into swaps to continuously control our interest rate risk.  As a result, we are exposed to interest rate risk on our borrowings.  As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.  As of December 31, 2012, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, operating results that do not meet the market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, between December 31, 2011 and December 31, 2012, the closing trading price of our common stock was very volatile, ranging between $41.22 and $74.27 per share, including single-day increases of up to 12.6% and declines up to 8.9%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Office Space

Our corporate headquarter facility is located in San Antonio, Texas and consists of a 1.2 million square foot facility located on approximately 67 acres of land. We have remodeled and are currently using approximately 600 thousand square feet of office space and will continue to remodel the formerly vacant facility as needed to facilitate our future growth and office requirements. In addition to our corporate headquarters, we have office locations throughout the U.S., the U.K., the Netherlands, Hong Kong, Switzerland and Australia. As of December 31, 2012, we utilized approximately 800 thousand square feet of leased office space for customer service, operations, sales, corporate and administrative functions.

Data Centers

As of December 31, 2012, we leased data centers located in the U.S. (in Texas, Virginia, and Illinois), the U.K., Hong Kong and Australia, totaling approximately 300 thousand technical square feet. At December 31, 2012, we were utilizing 24 Megawatts of power at our data centers.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

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

Fiscal Year 2012 Quarters:	High	Low
First Quarter	$58.64	$41.66
Second Quarter	$59.04	$41.30
Third Quarter	$66.65	$41.22
Fourth Quarter	$74.27	$60.48

Fiscal Year 2011 Quarters:	High	Low
First Quarter	$43.01	$29.78
Second Quarter	$46.19	$38.24
Third Quarter	$45.78	$31.49
Fourth Quarter	$45.16	$31.49

The last reported sale price for our common stock on the New York Stock Exchange was $43.01, $74.27 and $54.59 per share on December 31, 2011, December 31, 2012, and February 22, 2013, respectively.

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

Stockholders

As of February 22, 2013, there were 182 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 7, 2008 (the date of our initial public offering, or IPO) and December 31, 2012, with the cumulative total return of (i) the Russell 1000 Index and (ii) the Nasdaq Internet Total Return Index over the same period. This graph assumes the investment of $100 on August 7, 2008 in our common stock at our IPO offering price of $12.50 per share, the Russell 1000 Index and the Nasdaq Internet Total Return Index and assumes the reinvestment of dividends, if any. The Russell 1000 Index, of which Rackspace is a member, measures the performance of the large-cap segment of U.S. equities. The Nasdaq Internet Total Return Index consists of U.S. listed companies engaged in Internet-related businesses.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7-Aug-08
31-Dec-08
30-Jun-09
31-Dec-09
30-Jun-10
31-Dec-10
30-Jun-11
31-Dec-11
30-Jun-12
31-Dec-12
Rackspace Hosting, Inc. "RAX"
Nasdaq Internet Total Return Index
Russell 1000 Index

Recent Sales of Unregistered Securities

In connection with our August 22, 2012 acquisition of Mailgun, Inc. (“Mailgun”), on August 29, 2012, we issued an aggregate total of 59,485 shares of our common stock to certain stockholders of Mailgun in partial consideration of their ownership of Mailgun. Pursuant to the Agreement and Plan of Merger relating to the Mailgun acquisition, a portion of the consideration payable to such Mailgun stockholders in connection with our acquisition of Mailgun was divided by approximately $59.56 to determine the number of restricted shares of our common stock that would be issued to such Mailgun stockholders. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions. Stock certificates issued in the foregoing transaction bear appropriate Securities Act legends as to the restricted nature of such securities.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this document.

The statements of income data for the fiscal years ended December 31, 2010, 2011 and 2012 and the balance sheet data as of December 31, 2011 and 2012 have been derived from our audited consolidated financial statements, which are included elsewhere in this document. The statements of income data for the years ended December 31, 2008 and 2009 and the balance sheet data as of December 31, 2008, 2009 and 2010 have been derived from our audited consolidated financial statements, which are not included in this document. Historical results are not necessarily indicative of future results. See Note 2 to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income per common share.

	Year Ended December 31,
(In thousands, except per share data)	2008	2009	2010	2011	2012
Net revenue	$531,933	$628,987	$780,555	$1,025,064	$1,309,239
Costs and expenses:
Cost of revenue	172,583	200,943	249,840	309,095	367,479
Sales and marketing	80,323	79,458	96,207	126,505	158,108
General and administrative	148,706	168,116	199,011	270,581	361,066
Depreciation and amortization	90,172	125,229	155,895	195,412	249,845
Total costs and expenses	491,784	573,746	700,953	901,593	1,136,498
Income from operations	40,149	55,241	79,602	123,471	172,741
Other income (expense):
Interest expense	(8,229)	(8,950)	(7,984)	(5,848)	(4,749)
Interest and other income (expense)	768	255	(207)	(1,194)	15
Total other income (expense)	(7,461)	(8,695)	(8,191)	(7,042)	(4,734)
Income before income taxes	32,688	46,546	71,411	116,429	168,007
Income taxes	10,985	16,328	25,053	40,018	62,589
Net income	$21,703	$30,218	$46,358	$76,411	$105,418

Net income per share
Basic	$0.20	$0.25	$0.37	$0.59	$0.78
Diluted	$0.19	$0.24	$0.35	$0.55	$0.75

Balance sheet data
Cash and cash equivalents	$238,407	$125,425	$104,941	$159,856	$292,061
Total assets	685,261	668,645	761,577	1,026,482	1,295,551
Long-term obligations	283,053	161,024	133,572	189,310	196,465
Total stockholders’ equity	$269,684	$349,427	$438,863	$599,423	$843,647

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Rackspace. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying Notes to Financial Statements.

Overview of our Business

We are the open cloud company, delivering open source technologies at web scale with a portfolio of cloud computing services. Our growth is the result of our technology leadership and our renowned service, known as Fanatical Support. We have made significant investments in cloud computing, and over the last several years, we have made acquisitions that have expanded our product set into new areas of cloud computing, including Private Cloud and OpenStack. We will continue to identify and pursue strategic investments that have the potential to increase our capabilities to serve customers, enhance our competitive advantage, and generate savings.

We sell our services to small and medium-sized businesses, as well as large enterprises. During 2012, 26% of our net revenue was generated by our operations outside of the U.S., mainly from the U.K. Additionally, we have operations in Hong Kong and recently opened a data center and sales office in Australia. Our growth strategy includes, among other strategies, targeting international customers as we plan to continue our expansion in continental Europe, the Asia-Pacific region and Latin America.

How We Earn Revenue and Measure Growth

Our subscription-based business model generates the majority of our revenue on a recurring basis. Our customers pay us a recurring fee based on the size and complexity of the IT systems we manage and the level of service intensity we provide, pursuant to service agreements that typically provide for monthly payments. Our Public Cloud service offers pay-as-you go services that are earned and recognized as recurring revenue as the services are provided. Revenue is reduced by credits issued to customers, primarily for service issues.

Our revenue growth is primarily due to the increased volume of services provided, both because of an increasing number of new customers and incremental services rendered to existing customers, as well as a broader suite of cloud computing services acquired through acquisitions and research and development activities. We use a metric called “installed base growth” to measure revenue growth derived only from our existing customer base.

Our net revenue is denominated in U.S. dollars as well as other foreign currencies, including the pound sterling, the euro, and the Hong Kong dollar. Changes in related currency exchange rates may affect our net revenue.

Nature of Our Operating Expenses

Our operating expense categories are cost of revenue, sales and marketing, general and administrative, and depreciation and amortization.

Employee-related costs have historically been the primary driver of our operating expenses, and we expect this to continue. Employee-related costs include items such as wages, commissions, non-equity incentive compensation, earned time off, benefits, and share-based compensation. Employee non-equity incentive compensation through our current non-equity incentive plan is dependent upon the financial results of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense. Additionally, the Compensation Committee has the discretion to increase or decrease a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan. The metric we used for evaluating the financial results of the company is called NOPAT Before Bonus, which is calculated as net operating profit after tax (NOPAT) without the inclusion of any impact of non-equity incentive compensation. This cannot be calculated from our financial statements as we do not separately disclose total non-equity incentive compensation for the period. Beginning in 2013, we will begin using net revenue instead of NOPAT Before Bonus.

We had 4,040 and 4,852 employees as of December 31, 2011 and 2012, respectively. The year-over-year increase was primarily attributable to increases in our customer and data center support teams, as well as an increase in general and administrative positions, many of which are involved in the development of internal-use software. To maintain our service focus, our support teams have continued to grow with the growth of our business. Our headcount is expected to increase in 2013 as we continue to grow our business.

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to operate our data centers. The majority of our data center costs vary with the volume of services sold and include power, bandwidth, rent, and costs related to maintenance and the replacement of IT equipment components. Our contracts with network operators for bandwidth capacity generally commit us to pay a monthly fee based on usage. Our data centers rely on local and regional utility companies as their primary source of power. We have fixed-price power arrangements with the electricity providers of our Grapevine, Texas and Slough, U.K. data centers that expire in September 2013. Another significant component of cost of revenue is costs associated with software licenses. We enter into contracts with software providers that allow us to provide third-party software to our customers. Our arrangements with these software vendors are typically one to three years in length, and we generally pay a fixed fee per license.

Sales and marketing activities are directed toward both the acquisition of new customers and increasing our business with existing customers. We pay commissions to our sales representatives generally upon execution of a service agreement. Sales and marketing expense also includes compensation to our channel partners. Marketing expenditures are used to communicate the advantages of our services and to generate customer demand. The majority of our marketing expenditures relate to lead generation through pay-per-click placements on major Internet search engines. Sales and marketing expenses are expected to increase slightly as a percentage of revenue because we intend to launch an initiative in 2013 to reinforce our brand as the open cloud company.

General and administrative activities are comprised of employee-related costs, professional fees, general corporate costs and overhead. While we continue to invest in our administrative infrastructure and personnel to support our growth, our focus has been and continues to be on scaling these administrative costs. Also included in general and administrative activities are expenses related to research and development activities. As we invest more in our product portfolio, research and development expenses have increased over the last several years both in total and as a percentage of revenue. We expect this trend to continue in 2013.

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

Our operating expenses are denominated in U.S. dollars as well as other foreign currencies, including the pound sterling, the euro, and Hong Kong dollar. Changes in related currency exchange rates may affect our operating results. The decrease in operating expenses due to foreign currency fluctuations was approximately $2 million, or less than 1%, in 2012.

Capital Expenditures

Our capital expenditures relate to customer gear, data center infrastructure, corporate office build-outs, and internally developed software and other projects. Each category is defined below:

Customer gear - Includes servers, firewalls, load balancers, cabinets, switches, backup libraries, storage arrays and drives and network cabling.

Data center infrastructure - Includes generators, uninterruptible power supplies (or UPS), power distribution units, mechanical and electrical plants, chillers, raised floor and other data center building improvements.

Corporate office build-outs - Includes raised floor, furniture and general building improvements.

Internally developed software and other - Includes salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects and other projects that meet the criteria for capitalization.

In 2012, we expended cash or entered into lease arrangements for the purchase of customer gear of $218 million and incurred data center infrastructure costs of $26 million, corporate office build-out costs of $14 million and $79 million of costs related to internally developed software and other capitalized projects.

Our data center infrastructure is built to accommodate future revenue growth. While we try to match the amount of capacity to customer demand, we consider appropriate lead times for these build-outs, which requires us to build capacity ahead of actual revenue growth. We also strive to align our investment in data center infrastructure with our revenue growth to keep utilization rates high. We measure our utilization rate as the power being consumed by all electrical equipment relative to the total available capacity in our data centers excluding portions of the data center that have not been placed on line. We pursue a modular build-out strategy within our data centers that expands the operational footprint when needed. From time to time, we will be required to make significant investments in new data centers or enter into long-term facility leases to support expected growth beyond our ability to build out additional modules in existing facilities.

While many factors may influence our margins, in periods when we make large investments, margins may decrease. Such investments may be made in connection with data center and office expansion, as well as significant product and market development initiatives.

During 2012, we continued to add to our existing data center footprint both in the U.S. and internationally to support our growth, adding approximately 13 megawatts of data center power capacity. In April 2012, we entered into an operating lease agreement to lease data center space with a maximum critical load power of 9.75 megawatts in Ashburn, Virginia. During the year we also entered into operating lease agreements for our first data center in Australia and an additional data center in London. This strategy of entering into operating lease agreements for data center space reduces the capital investments required to increase our data center capacity.

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

	Year Ended December 31,
(Dollar amounts in thousands, except average monthly revenue per server)	2010	2011	2012

Growth
Dedicated Cloud, net revenue	$679,888	$835,877	$1,005,165
Public Cloud, net revenue	$100,667	$189,187	$304,074
Net revenue	$780,555	$1,025,064	$1,309,239
Revenue growth (year over year)	24.1%	31.3%	27.7%
Net upgrades (monthly average)	1.5%	1.9%	1.5%
Churn (monthly average)	-1.0%	-0.9%	-0.8%
Growth in installed base (monthly average) (2)	0.5%	1.0%	0.8%
Number of customers at period end (3)	130,291	172,510	205,538
Number of employees (Rackers) at period end	3,262	4,040	4,852
Number of servers deployed at period end	66,015	79,805	90,524
Average monthly revenue per server	$1,054	$1,157	$1,278
Profitability
Income from operations	$79,602	$123,471	$172,741
Depreciation and amortization	$155,895	$195,412	$249,845
Share-based compensation expense
Cost of revenue	$4,660	$4,220	$5,130
Sales and marketing	$4,241	$2,313	$6,097
General and administrative	$17,723	$22,240	$30,319
Total share-based compensation expense	$26,624	$28,773	$41,546
Adjusted EBITDA (1)	$262,121	$347,656	$464,132
Adjusted EBITDA margin	33.6%	33.9%	35.5%
Operating income margin	10.2%	12.0%	13.2%
Income from operations	$79,602	$123,471	$172,741
Effective tax rate	35.1%	34.4%	37.3%
Net operating profit after tax (NOPAT) (1)	$51,662	$80,997	$108,309
NOPAT margin	6.6%	7.9%	8.3%
Capital efficiency and returns
Interest bearing debt	$131,727	$139,126	$125,372
Stockholders' equity	$438,863	$599,423	$843,647
Less: Excess cash	$(79,174)	$(125,865)	$(249,712)
Capital base	$491,416	$612,684	$719,307
Average capital base	$445,179	$552,328	$679,125
Capital turnover	1.75	1.86	1.93
Return on capital (1)	11.6%	14.7%	15.9%
Capital expenditures
Purchases of property and equipment	$140,591	$251,214	$270,374
Non-cash purchases of property and equipment	$75,550	$93,680	$67,308
Total capital expenditures	$216,141	$344,894	$337,682
Customer gear	$136,348	$196,096	$217,870
Data center build outs	$38,515	$49,947	$26,293
Office build outs	$8,942	$35,752	$14,382
Capitalized software and other projects	$32,336	$63,099	$79,137
Total capital expenditures	$216,141	$344,894	$337,682
Infrastructure capacity and utilization
Megawatts under contract at period end	32.7	48.1	61.1
Megawatts available for use at period end	23.2	30.7	36.9
Megawatts utilized at period end	16.7	20.9	24.0
Annual net revenue per average Megawatt of power utilized	$52,037	$54,065	$58,188

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

Company Highlights and Developments

Growth of Our Business

Our business grew in 2012 with 27.7% net revenue growth year over year, bringing total net revenue to $1.3 billion. Our 2012 performance was the result of a combination of continued market demand for our services as well as our focused execution on our growth strategy. As of December 31, 2012, we served over 205,000 customers running on over 90,000 servers within our data centers across the world, which represented incremental increases in each category as compared to 2011.

Our revenue growth has moved us into a new competitive landscape where our direct competitors are much larger and stronger financially. We continue to compete more directly with Amazon, Microsoft, IBM and Google as cloud computing services become increasingly more virtualized. Accordingly, we have been making increased infrastructure investments to complement and leverage Fanatical Support, our principal differentiation from our competitors across our multiple service offerings. Our cloud computing services provide customers with a mission-critical service and world class support, and we believe this provides us with substantial growth opportunities. We believe that by offering a higher service level agreement and extending our support to new open-source technology platforms, our business becomes more capital efficient and our competitive advantage widens as our service capability increases.

Product and Service Offerings

We continue to invest in our Public Cloud service and believe it is a critical part of our future success. Public Cloud continues to emerge as a new technology with high adoption rates and investment, which is reflected in its high revenue growth rate. The primary benefit of Public Cloud is the value proposition that it provides for businesses because it enables them to match costs directly to revenue and to scale up and down on a real-time basis as necessary. We do not believe that Public Cloud will replace traditional Dedicated Cloud offerings because we believe the two complement one another, allowing customers to choose the best platform for each of their applications. A focus in our growth strategy is to build our product portfolio to include higher service levels and additional capabilities. We are investing heavily in this strategy and are creating new technologies to help businesses leverage the benefits of Public Cloud.

Our product strategy includes the development of a variety of new capabilities and features and building a support business around the OpenStack cloud computing platform. In 2012 we introduced the Rackspace open cloud, which marks the first time any company has deployed a large-scale open source public cloud powered by OpenStack. The Rackspace open cloud platform launch featured the release of several key products, including Cloud Servers, Cloud Databases, Cloud Monitoring, Cloud Backup, Cloud Block Storage, and Cloud Networks, along with a powerful new Control Panel. With the complete suite of OpenStack-based cloud solutions in full production, Rackspace offers an open, fast and simple cloud experience by providing customers with true choice and control without the fear of being locked into proprietary technologies. These solutions, backed by Fanatical Support, further expand our portfolio and are also available under a managed service level that makes our expertise available to design, plan, deploy, optimize and maintain the environments our customers rely on for business-critical applications.

We also introduced the industry's first certification for OpenStack and announced the release of Rackspace Private Cloud, powered by OpenStack, making it simple and easy for companies to install, test and run an OpenStack-based Private Cloud environment. This offering enables Rackspace to extend Fanatical Support beyond the bounds of our data centers by remotely supporting and managing OpenStack environments that run in almost any data center and could become a meaningful part of our growth strategy in the long term.

The public cloud product and platform transition is a lengthy and complex process that began with a strategic decision to adopt an open source solution to power our public cloud. This involved deploying significant resources to develop and implement the cloud products that comprise the key elements of the OpenStack platform, then continued through the actual roll-out of the new platform, and continues today with infrastructure and support changes, new marketing and sales strategies, corporate-wide knowledge development and training, and reorganization of business units as necessary for the success of the platform and products. In the section titled, "Risk Factors," see the risk factor, "If we are unable to adapt to evolving technologies and customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may suffer."

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

Other Developments

In February 2012 we acquired SharePoint911, an industry leader in SharePoint consulting, training, and "JumpStart" services within SharePoint, and in August 2012 we acquired Mailgun, an email services company. While the acquisitions did not have a material impact on our financial results, the acquisitions further enhance our portfolio of products and services. We expect to make additional, similar acquisitions in the future in order to increase our service capabilities and product offerings.

In August 2012 we announced the opening of a data center in Australia, which enables us to offer local Dedicated Cloud solutions to Australian customers who prefer to keep their data onshore. The data center will also provide the infrastructure to launch an OpenStack-based open cloud platform in the future.

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Year Ended December 31,
(In thousands)	2010	2011	2012
Net revenue	$780,555	$1,025,064	$1,309,239
Costs and expenses:
Cost of revenue	249,840	309,095	367,479
Sales and marketing	96,207	126,505	158,108
General and administrative	199,011	270,581	361,066
Depreciation and amortization	155,895	195,412	249,845
Total costs and expenses	700,953	901,593	1,136,498
Income from operations	79,602	123,471	172,741
Other income (expense):
Interest expense	(7,984)	(5,848)	(4,749)
Interest and other income (expense)	(207)	(1,194)	15
Total other income (expense)	(8,191)	(7,042)	(4,734)
Income before income taxes	71,411	116,429	168,007
Income taxes	25,053	40,018	62,589
Net income	$46,358	$76,411	$105,418

Consolidated Statements of Income, as a Percentage of Net Revenue:

	Year Ended December 31,
(Percent of net revenue)	2010	2011	2012
Net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.0%	30.2%	28.1%
Sales and marketing	12.3%	12.3%	12.1%
General and administrative	25.5%	26.4%	27.6%
Depreciation and amortization	20.0%	19.1%	19.1%
Total costs and expenses	89.8%	88.0%	86.8%
Income from operations	10.2%	12.0%	13.2%
Other income (expense):
Interest expense	(1.0)%	(0.6)%	(0.4)%
Interest and other income (expense)	0.0%	(0.1)%	0.0%
Total other income (expense)	(1.0)%	(0.7)%	(0.4)%
Income before income taxes	9.1%	11.4%	12.8%
Income taxes	3.2%	3.9%	4.8%
Net income	5.9%	7.5%	8.1%
Due to rounding, totals may not equal the sum of the line items in the table above.

Years ended December 31, 2011 and 2012

Net Revenue

Our net revenue was $1.0 billion during 2011 and $1.3 billion during 2012, an increase of $284 million, or 28%. The increase in net revenue was primarily due to both an increasing number of new customers and incremental services rendered to existing customers. Year-over-year revenue increases were 20% for our Dedicated Cloud service and 61% for our Public Cloud service. Revenue increased 27% in the U.S. and 30% in the rest of the world. Revenue is attributed to geographic location based on the operating location that enters into the contractual relationship with the customer. Partially offsetting the revenue increase outside the U.S. was the negative impact of a stronger U.S. dollar relative to the functional currencies of our foreign operations in 2012 compared to 2011. Net revenue for 2012 would have been approximately $3 million higher had foreign exchange rates remained constant from the prior year, with minimal impact to our margins as the majority of these customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.

During 2012, our monthly average churn rate was 0.8%, compared to 0.9% in 2011. Overall, our installed base grew at a monthly average rate of 0.8% in 2012, compared to 1.0% in 2011.

Our annual revenue growth was 28% for 2012. Our revenue growth rate decelerated year-over-year on a quarterly basis during 2012 from 31% in the first quarter to 25% in the fourth quarter. A number of items have accounted for the growth rate deceleration with varying magnitude throughout the year, including without limitation, our ongoing public cloud platform transition, competition, and foreign exchange.  We reasonably expect that the ongoing public cloud platform transition will continue into 2013, which may negatively impact our revenue growth rate on a year over year basis.

Cost of Revenue

Our cost of revenue was $309 million during 2011 and $367 million during 2012, an increase of $58 million, or 19%. Of this increase, $22 million was attributable to an increase in employee-related expenses primarily due to increases in salaries and benefits. These increases were the result of the hiring of data center and support personnel to support our growth. The cost increase was further attributable to an increase in data center costs of $17 million, related to rent, maintenance and bandwidth, and an increase in license costs of $17 million. The remaining increase was due to small variances in other cost of revenue expenses. Cost of revenue decreased as a percentage of sales primarily due to payroll expenses increasing at a slower rate than revenue, driven by average headcount increasing 18% compared to revenue growth of 28%.

Sales and Marketing Expenses

Our sales and marketing expenses were $127 million during 2011 and $158 million during 2012, an increase of $32 million, or 25%. Of this increase, $25 million was attributable to an increase in employee-related expenses due to increases in salaries and benefits of $19 million, share-based compensation expense of $4 million, and travel costs of $2 million. Commissions were essentially flat. Total compensation increased as a result of the hiring of additional sales and marketing personnel. Additionally, advertising and Internet-related marketing expenditures increased $7 million.

General and Administrative Expenses

Our general and administrative expenses were $271 million during 2011 and $361 million during 2012, an increase of $90 million, or 33%. Of this increase, $72 million was attributable to employee-related expenses due to increases in salaries and benefits of $58 million, non-equity incentive compensation of $4 million, share-based compensation expense of $8 million and travel costs of $2 million. These increases are primarily due to additional headcount and equity awards granted in 2012. Professional fees increased $4 million primarily as a result of increased legal costs and consulting expenses related to accounting and tax services. Additionally, office expenses including rent and maintenance increased $6 million, internal software support and maintenance increased $6 million and merchant credit card fees increased $3 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $195 million during 2011 and $250 million during 2012, an increase of $54 million, or 28%. This increase was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, including increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software.

Income Taxes

Our effective tax rate was 34.4% and 37.3% in 2011 and 2012, respectively. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 14 – Taxes.”

Years ended December 31, 2010 and 2011

Net Revenue

Our net revenue was $781 million during 2010 and $1,025 million during 2011, an increase of $245 million, or 31%. The increase in net revenue was primarily due to increased volume of services provided, due to both an increasing number of new customers and incremental services rendered to existing customers. Measured as a monthly average, installed base growth for the years ended December 31, 2010 and 2011 was 0.5% and 1.0%, respectively.
Also contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the functional currencies of our foreign operations in 2011 compared to 2010. Net revenue for 2011 would have been approximately $9 million lower had foreign exchange rates remained constant from the prior year, with a minimal impact to our margins as the majority of these customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.
Cost of Revenue

Our cost of revenue was $250 million during 2010 and $309 million during 2011, an increase of $59 million, or 24%. Of this increase, $31 million was attributable to an increase in employee-related expenses due to increases in salaries and benefits of $27 million and non-equity incentive compensation of $4 million. These increases were the result of the hiring of data center and support personnel to support our growth and higher percentage attainment against the preset target for non-equity incentive compensation. The cost increase was further attributable to an increase in data center costs of $14 million related to bandwidth, power and rent, and an increase in license costs of $12 million. The remaining increase was due to small variances in other cost of revenue expenses.

Sales and Marketing Expenses

Our sales and marketing expenses were $96 million during 2010 and $127 million during 2011, an increase of $30 million, or 32%. Of this increase, $18 million was attributable to an increase in employee-related expenses due to increases in salaries and benefits of $16 million and commissions of $3 million, partially offset by a $2 million decrease in share-based compensation expense. Total compensation increased as a result of the hiring of additional sales and marketing personnel and the impact of commissions associated with increased sales. Additionally, advertising and Internet-related marketing expenditures increased $12 million.
General and Administrative Expenses
Our general and administrative expenses were $199 million during 2010 and $271 million during 2011, an increase of $72 million, or 36%. Of this increase, $49 million was attributable to employee-related expenses due to increases in salaries and benefits of $37 million, non-equity incentive compensation of $7 million, and share-based compensation expense of $5 million. These increases are primarily due to additional headcount, higher percentage attainment against the preset target for non-equity incentive compensation and equity awards granted in 2011. Professional fees and legal expenses increased $11 million primarily as a result of increased consulting expenses related to accounting and tax services, corporate strategy and internal system maintenance and improvements and various infrastructure projects that were not capitalized. Travel and other employee-related expenses such as recruiting fees and relocation increased $5 million primarily due to a general increase in hiring during 2011. Additionally, office expenses including rent and maintenance increased $2 million, and merchant credit card fees and bad debt increased $3 million and $1 million, respectively, due to a higher volume of sales. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $156 million during 2010 and $195 million during 2011, an increase of $40 million, or 25%. This increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, including increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software.
Income Taxes

Our effective tax rate was 35.1% and 34.4% in 2010 and 2011, respectively. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Quarterly Key Metrics and Results of Operations

The following tables set forth our unaudited quarterly key metrics and condensed consolidated statements of income data in dollars and as a percentage of revenue for each of our most recent five quarters as of the period ended December 31, 2012. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this document and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information together with our consolidated financial statements and related notes included elsewhere in this document. Our quarterly results of operations may fluctuate in the future due to a variety of factors. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Growth
Dedicated Cloud, net revenue	$224,808	$236,604	$246,417	$256,559	$265,585
Public Cloud, net revenue	$58,453	$64,751	$72,573	$79,426	$87,324
Net revenue	$283,261	$301,355	$318,990	$335,985	$352,909
Revenue growth (year over year)	31.9%	31.0%	29.0%	27.0%	24.6%
Net upgrades (monthly average)	2.0%	1.5%	1.7%	1.6%	1.2%
Churn (monthly average)	-0.8%	-0.8%	-0.8%	-0.8%	-0.7%
Growth in installed base (monthly average) (2)	1.2%	0.7%	1.0%	0.8%	0.5%
Number of customers at period end (3)	172,510	180,866	190,958	197,635	205,538
Number of employees (Rackers) at period end	4,040	4,335	4,528	4,596	4,852
Number of servers deployed at period end	79,805	82,438	84,978	89,051	90,524
Average monthly revenue per server	$1,191	$1,238	$1,270	$1,287	$1,310
Profitability
Income from operations	$39,765	$37,084	$40,704	$45,330	$49,623
Depreciation and amortization	$54,844	$55,151	$61,808	$63,972	$68,914
Share-based compensation expense
Cost of revenue	$1,047	$1,236	$1,113	$1,282	$1,499
Sales and marketing	$839	$1,114	$1,393	$1,943	$1,647
General and administrative	$5,699	$6,159	$6,869	$9,193	$8,098
Total share-based compensation expense	$7,585	$8,509	$9,375	$12,418	$11,244
Adjusted EBITDA (1)	$102,194	$100,744	$111,887	$121,720	$129,781
Adjusted EBITDA margin	36.1%	33.4%	35.1%	36.2%	36.8%
Operating income margin	14.0%	12.3%	12.8%	13.5%	14.1%
Income from operations	$39,765	$37,084	$40,704	$45,330	$49,623
Effective tax rate	34.5%	35.5%	35.7%	38.3%	38.8%
Net operating profit after tax (NOPAT) (1)	$26,046	$23,919	$26,173	$27,969	$30,369
NOPAT margin	9.2%	7.9%	8.2%	8.3%	8.6%
Capital efficiency and returns
Interest bearing debt	$139,126	$143,978	$149,226	$150,112	$125,372
Stockholders' equity	$599,423	$668,436	$714,819	$781,934	$843,647
Less: Excess cash	$(125,865)	$(150,368)	$(177,169)	$(217,333)	$(249,712)
Capital base	$612,684	$662,046	$686,876	$714,713	$719,307
Average capital base	$607,477	$637,365	$674,461	$700,795	$717,010
Capital turnover (annualized)	1.87	1.89	1.89	1.92	1.97
Return on capital (annualized) (1)	17.2%	15.0%	15.5%	16.0%	16.9%
Capital expenditures
Purchases of property and equipment	$63,385	$64,621	$69,385	$53,449	$82,919
Non-cash purchases of property and equipment	$15,970	$17,695	$12,583	$31,934	$5,096
Total capital expenditures	$79,355	$82,316	$81,968	$85,383	$88,015
Customer gear	$47,376	$52,999	$53,746	$51,026	$60,099
Data center build outs	$6,568	$9,473	$3,285	$5,767	$7,768
Office build outs	$9,915	$4,666	$4,015	$3,413	$2,288
Capitalized software and other projects	$15,496	$15,178	$20,922	$25,177	$17,860
Total capital expenditures	$79,355	$82,316	$81,968	$85,383	$88,015
Infrastructure capacity and utilization
Megawatts under contract at period end	48.1	47.8	58.0	58.0	61.1
Megawatts available for use at period end	30.7	32.2	32.7	33.7	36.9
Megawatts utilized at period end	20.9	21.4	22.7	23.5	24.0
Annualized net revenue per average Megawatt of power utilized	$55,136	$56,994	$57,867	$58,179	$59,437

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

Consolidated Statements of Income by Quarter (Unaudited):

	Three Months Ended
(In thousands)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net revenue	$283,261	$301,355	$318,990	$335,985	$352,909
Costs and expenses:
Cost of revenue	82,851	87,240	90,052	94,731	95,456
Sales and marketing	33,452	38,502	39,613	38,924	41,069
General and administrative	72,349	83,378	86,813	93,028	97,847
Depreciation and amortization	54,844	55,151	61,808	63,972	68,914
Total costs and expenses	243,496	264,271	278,286	290,655	303,286
Income from operations	39,765	37,084	40,704	45,330	49,623
Other income (expense):
Interest expense	(1,304)	(1,272)	(1,233)	(1,253)	(991)
Interest and other income (expense)	(226)	137	(405)	38	245
Total other income (expense)	(1,530)	(1,135)	(1,638)	(1,215)	(746)
Income before income taxes	38,235	35,949	39,066	44,115	48,877
Income taxes	13,188	12,769	13,932	16,918	18,970
Net income	$25,047	$23,180	$25,134	$27,197	$29,907

Consolidated Statements of Income by Quarter, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	29.2%	28.9%	28.2%	28.2%	27.0%
Sales and marketing	11.8%	12.8%	12.4%	11.6%	11.6%
General and administrative	25.5%	27.7%	27.2%	27.7%	27.7%
Depreciation and amortization	19.4%	18.3%	19.4%	19.0%	19.5%
Total costs and expenses	86.0%	87.7%	87.2%	86.5%	85.9%
Income from operations	14.0%	12.3%	12.8%	13.5%	14.1%
Other income (expense):
Interest expense	(0.5)%	(0.4)%	(0.4)%	(0.4)%	(0.3)%
Interest and other income (expense)	(0.1)%	0.0%	(0.1)%	0.0%	0.1%
Total other income (expense)	(0.5)%	(0.4)%	(0.5)%	(0.4)%	(0.2)%
Income before income taxes	13.5%	11.9%	12.2%	13.1%	13.8%
Income taxes	4.7%	4.2%	4.4%	5.0%	5.4%
Net income	8.8%	7.7%	7.9%	8.1%	8.5%
Due to rounding, totals may not equal the sum of the line items in the table above.

Liquidity and Capital Resources

At December 31, 2012, we held $292 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, capital leases, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that cash generated by operations, current cash and cash equivalents, and available borrowings through vendor-financing arrangements and our credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

Of our cash and cash equivalents at December 31, 2012, $50 million was held by our foreign subsidiaries. If repatriated, we must accrue and pay taxes on such funds; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of December 31, 2012, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of December 31, 2012, there were no outstanding borrowings under the revolving credit facility.

We have vendor-financed arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2011 and 2012, we had $139 million and $125 million outstanding with respect to these arrangements.  While we believe our borrowings from these arrangements will continue to be available, we have shifted our current strategy and have begun to pay cash for most of our equipment purchases rather than financing them through these arrangements.

Capital Expenditure Requirements

In 2013, we expect to have capital expenditures between $375 million and $445 million in the aggregate, consisting of $235 million to $275 million for customer gear, $30 million to $40 million for data center infrastructure costs, $20 million to $30 million for office build-outs, and $90 million to $100 million for capitalized software and other projects.

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. This year we modified our cash management strategy to invest a larger portion of our available cash in money market funds rather than in sweep accounts and other cash deposit accounts. Our money market mutual funds comply with SEC Rule 2a-7 and invest exclusively in high-quality, short-term obligations that include securities issued or guaranteed by the U.S. government or by U.S. government agencies and floating rate and variable rate demand notes of U.S. and foreign corporations. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation, or “FDIC,” insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2010	2011	2012
Cash provided by operating activities	$240,048	$324,395	$399,499
Cash used in investing activities	$(171,010)	$(251,998)	$(276,221)
Cash provided by (used in) financing activities	$(89,402)	$(17,190)	$7,455
Non-cash purchases of property and equipment	$75,550	$93,680	$67,308

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities was $324 million in 2011 compared to $399 million in 2012, an increase of $75 million, or 23%.  Net income increased from $76 million in 2011 to $105 million in 2012.  A summary of the significant changes in non-cash adjustments affecting net income is as follows:

•
Depreciation and amortization expense was $195 million in 2011 compared to $250 million in 2012.  The increase in depreciation and amortization was due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•
The change in deferred income taxes created a $14 million increase to cash flow from operating activities in 2011 compared to a $1 million decrease in 2012. The change in deferred income taxes is due to the increase in deferred tax liabilities related to depreciation being mostly offset by increases across multiple deferred tax asset items. In 2011, deferred income taxes were also impacted by the utilization of existing net operating losses as part of the intellectual property transfer to an offshore subsidiary. See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 14 – Taxes.”

•	Share-based compensation expense was $29 million in 2011 compared to $42 million in 2012. The increase in expense was due to an increase in the fair value of equity awards granted in 2011 and 2012.

•
Excess tax benefits from share-based compensation arrangements created an operating cash outflow of $21 million in 2011 and $46 million in 2012. In accordance with the accounting guidance, Rackspace recognizes an excess tax benefit from the exercise of options to the extent that it will result in a reduction of our current tax payable.

The changes in certain assets and liabilities in 2012 resulted in a cash inflow of $34 million compared to a cash inflow of $13 million in 2011, primarily due to the timing of payments for trade payables and payroll-related expenses.

Net cash provided by operating activities was $240 million in 2010 compared to $324 million in 2011, an increase of $84 million or 35%. Net income increased from $46 million in 2010 to $76 million in 2011. During 2010 and 2011, we incurred depreciation and amortization charges in the amount of $156 million and $195 million, respectively. The increase in depreciation and amortization was due to the purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions. The changes in certain assets and liabilities in 2011 resulted in a cash inflow of $13 million compared to a cash outflow of $8 million in 2010, primarily due to the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure; furniture, equipment and leasehold improvements to support our operations; and capitalized payroll costs related to software development.

Our net cash used in investing activities was $252 million during 2011 compared to $276 million during 2012, an increase of $24 million, or 10%.  The increase was primarily due to an increase in the purchase of property and equipment of $19 million and a $5 million increase related to cash paid for acquisitions. Although there was an increase in the purchase of property and equipment, total capital expenditures decreased because in 2012 we decreased the amount of purchases financed through capital lease arrangements as we shifted our strategy away from using capital leases.

Our net cash used in investing activities was $171 million during 2010 compared to $252 million during 2011, an increase of $81 million, or 47%. The increase was primarily due to an increase in the purchase of property and equipment of $111 million, partially offset by a $29 million decrease related to acquisitions.

 Financing Activities

Net cash used in financing activities was $17 million during 2011 compared to net cash provided by financing activities of $7 million during 2012, a change of $25 million. The majority of this change was related to excess tax benefits from share-based compensation arrangements, which created a financing cash inflow of $21 million in 2011 and $46 million in 2012. The $10 million increase in principal payments on capital leases, from $66 million in 2011 to $76 million in 2012, was mostly offset by increased cash inflow related to other financing activities.

Net cash used in financing activities was $89 million during 2010 compared to $17 million during 2011, a decrease of $72 million, or 81%. This decrease was due primarily to us paying off our $50 million revolving line of credit in 2010. Additionally, cash proceeds from employee stock plans increased from $15 million in 2010 to $36 million in 2011 due to increased stock option exercise activity.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2012:

(In thousands)	Total	2013	2014-2015	2016-2017	2018 and Beyond
Capital leases (1)	$125,252	$63,712	$58,901	$2,639	$—
Operating leases	971,226	52,695	129,377	122,821	666,333
Purchase obligations	40,178	31,797	8,205	176	—
Notes payable (1)	3,952	1,905	2,047	—	—
Total contractual obligations	$1,140,608	$150,109	$198,530	$125,636	$666,333

(1)	Represents principal and interest.

Leases

Capital leases are primarily related to expenditures for customer gear and other IT equipment. Our operating leases are primarily for data center facilities and office space.

In April 2012, we entered into an operating lease for a new data center in Ashburn, Virginia with a maximum critical load power of 9.75 megawatts. The lease provides for two separate commencement dates, anticipated as January 1, 2013 and January 1, 2014, with each commencement date applicable to approximately one-half of the maximum critical load power of the total leased space. The initial term is 20 years from each respective commencement date, and upon the expiration of each of these terms, we have the option to renew that portion of the lease for three successive five-year periods. Our total estimated financial obligation for the leased space over the 20-year terms is approximately $280 million to $300 million, inclusive of base lease payments and our pro-rata share of operating expenses, but excluding power costs.

During the year, we also entered into operating lease agreements for an additional data center in London and our first data center in Australia, as well as additional leases for office space.

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

Uncertain Tax Positions

We have excluded $19 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) / Average capital base

NOPAT = Income from operations x (1 – Effective tax rate)

Average capital base = Average of (Interest bearing debt + stockholders’ equity – excess cash) = Average of (Total assets – excess cash – accounts payables and accrued expenses – deferred revenue – other non-current liabilities, deferred income taxes, and deferred rent).

Year-to-date average balances are based on an average calculated using the quarter-end balances at the beginning of the period and all other quarter ending balances included in the period.

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

ROC increased from 11.6% in 2010 to 14.7% in 2011 to 15.9% in 2012.  The increase in the current year is due to income from operations increasing at a faster pace than our average capital base over that time period. Return on assets increased from 6.4% in 2010 to 8.5% in 2011 to 9.1% in 2012. The increases are due to net income increasing at a faster pace than our average asset balance.

See our reconciliation of the calculation of annual return on assets to ROC in the following table:

	Year Ended December 31,
(In thousands)	2010	2011	2012
Income from operations	$79,602	$123,471	$172,741
Effective tax rate	35.1%	34.4%	37.3%
Net operating profit after tax (NOPAT)	$51,662	$80,997	$108,309

Net income	$46,358	$76,411	$105,418

Total assets at period end	$761,577	$1,026,482	$1,295,551
Less: Excess cash	(79,174)	(125,865)	(249,712)
Less: Accounts payable and accrued expenses	(111,645)	(156,004)	(175,128)
Less: Deferred revenue (current and non-current)	(18,749)	(18,281)	(20,960)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(60,593)	(113,648)	(130,444)
Capital base	$491,416	$612,684	$719,307

Average total assets	$720,521	$895,545	$1,158,384
Average capital base	$445,179	$552,328	$679,125

Return on assets (Net income/Average total assets)	6.4%	8.5%	9.1%
Return on capital (NOPAT/Average capital base)	11.6%	14.7%	15.9%

See our reconciliation of the calculation of quarterly return on assets to ROC in the following table:

	Three Months Ended
(In thousands)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Income from operations	$39,765	$37,084	$40,704	$45,330	$49,623
Effective tax rate	34.5%	35.5%	35.7%	38.3%	38.8%
Net operating profit after tax (NOPAT)	$26,046	$23,919	$26,173	$27,969	$30,369

Net income	$25,047	$23,180	$25,134	$27,197	$29,907

Total assets at period end	$1,026,482	$1,089,393	$1,138,728	$1,241,765	$1,295,551
Less: Excess cash	(125,865)	(150,368)	(177,169)	(217,333)	(249,712)
Less: Accounts payable and accrued expenses	(156,004)	(153,668)	(148,091)	(177,328)	(175,128)
Less: Deferred revenue (current and non-current)	(18,281)	(20,195)	(19,227)	(18,483)	(20,960)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(113,648)	(103,116)	(107,365)	(113,908)	(130,444)
Capital base	$612,684	$662,046	$686,876	$714,713	$719,307

Average total assets	$998,580	$1,057,938	$1,114,061	$1,190,247	$1,268,658
Average capital base	$607,477	$637,365	$674,461	$700,795	$717,010

Return on assets (annualized)	10.0%	8.8%	9.0%	9.1%	9.4%
Return on capital (annualized)	17.2%	15.0%	15.5%	16.0%	16.9%

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

Adjusted EBITDA increased $116 million, or 33%, from $348 million in 2011 to $464 million in 2012.  Adjusted EBITDA as a percentage of revenue increased from 33.9% in 2011 to 35.5% in 2012.  The primary driver of the increase in Adjusted EBITDA margin was a decrease in Cost of Revenue expenses as a percentage of revenue, partially offset by an increase in General and Administrative expenses as a percentage of revenue.  Also impacting our results were changes in non-equity incentive compensation, which increased $4 million due to increased headcount, partially offset by a decrease in the payout percentage.

Income from operations has been favorably impacted by a decrease in Cost of Revenue expenses as a percentage of revenue, partially offset by an increase in General and Administrative expenses as a percentage of revenue. Our operating income margin increased from 12.0% in 2011 to 13.2% in 2012.

See our annual Adjusted EBITDA reconciliation below:

	Year Ended December 31,
(Dollars in thousands)	2010	2011	2012

Net revenue	$780,555	$1,025,064	$1,309,239

Income from operations	$79,602	$123,471	$172,741

Net income	$46,358	$76,411	$105,418
Plus: Income taxes	25,053	40,018	62,589
Plus: Total other (income) expense	8,191	7,042	4,734
Plus: Depreciation and amortization	155,895	195,412	249,845
Plus: Share-based compensation expense	26,624	28,773	41,546
Adjusted EBITDA	$262,121	$347,656	$464,132

Operating income margin	10.2%	12.0%	13.2%

Adjusted EBITDA margin	33.6%	33.9%	35.5%

See our quarterly Adjusted EBITDA reconciliation below:

	Three Months Ended
(Dollars in thousands)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net revenue	$283,261	$301,355	$318,990	$335,985	$352,909

Income from operations	$39,765	$37,084	$40,704	$45,330	$49,623

Net income	$25,047	$23,180	$25,134	$27,197	$29,907
Plus: Income taxes	13,188	12,769	13,932	16,918	18,970
Plus: Total other (income) expense	1,530	1,135	1,638	1,215	746
Plus: Depreciation and amortization	54,844	55,151	61,808	63,972	68,914
Plus: Share-based compensation expense	7,585	8,509	9,375	12,418	11,244
Adjusted EBITDA	$102,194	$100,744	$111,887	$121,720	$129,781

Operating income margin	14.0%	12.3%	12.8%	13.5%	14.1%

Adjusted EBITDA margin	36.1%	33.4%	35.1%	36.2%	36.8%

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

Year Ended
(In thousands)	December 31, 2012
Adjusted EBITDA	$464,132
Non-cash deferred rent	9,259
Total capital expenditures	(337,682)
Cash payments for interest, net	(4,809)
Cash payments for income taxes, net	(11,906)
Adjusted free cash flow	$118,994

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

See our Net Leverage calculation below:

(Dollars in thousands)	As of
	December 31, 2012
Obligations under capital leases	$121,637
Debt	3,735
Total debt	$125,372
Less: Cash and cash equivalents	(292,061)
Net debt	$(166,689)
Adjusted EBITDA (trailing twelve months)	$464,132
Net leverage	(0.36)	x

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions by us, our employees, agents or representatives. These indemnification obligations are considered off-balance sheet arrangements. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnification obligations in our financial statements.

See Item 8 of Part II, "Financial Statements and Supplementary Data – Note 11 – Commitments and Contingencies" for more information related to these indemnification arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in making estimates and selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. These judgments and estimates affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We consider these policies that require significant management judgment and estimates to be used in the preparation of our financial statements to be critical accounting policies.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, service has been provided to the customer, the amount of fees to be paid by the customer is fixed or determinable, and collectibility is reasonably assured. Because we provide our cloud computing services to our customers and do not sell individual hardware and software products, we generally recognize cloud computing revenue, including implementation and set-up fees, on a monthly basis, beginning on the date the customer commences use of our services. For services that are billed according to customer usage, revenue is recognized in the month in which the usage is provided. Implementation and set-up fees are amortized over the estimated average customer life. If a customer terminates its relationship with us before the expiration of the estimated average customer life, any unamortized installation fees are recognized as revenue at that time. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of prepaid service fees and set-up fees. Professional services are recognized in the period services are provided.

Our customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event that a customer cancels their contract, they are not entitled to a refund for services already rendered.

Valuation of Accounts Receivable and Service Credits

We make judgments and estimates as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. Judgment is required to assess the likelihood of ultimate realization of recorded accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required. Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of the appropriate allowance. Each month, management reviews customer payment patterns, historical data and anticipated customer default rates of the various aging categories of accounts receivables in order to determine the appropriate allowance for doubtful accounts. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect from the customer.

All of our customer agreements provide that we will achieve certain service levels. To the extent that such service levels are not achieved, we recognize service credits, which are a reduction to revenue, and a corresponding increase in the allowance for customer credits to provide for estimated adjustments to receivables. We base these provisions on historical experience and evaluate the estimate of service credits on a regular basis and adjust the amount reserved accordingly.

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

Periodically we assess potential impairment of our property and equipment. Whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, we perform an impairment review by comparing the carrying amount of the asset or asset group to the net future undiscounted cash flows that the asset is expected to generate. If necessary, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. There were no impairment charges recorded in 2010, 2011 or 2012.

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

We did not identify any triggering events in 2012 that would require an update to our annual impairment test. Additionally, upon conclusion of our 2012 annual test, we noted that the fair value of our reporting unit was substantially in excess of the carrying value of the reporting unit’s net assets.

Contingencies

We accrue for contingent obligations when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters, changes in the interpretation and enforcement of international laws, and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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

Software Development

We capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects. If a project constitutes an enhancement to previously developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus resulting in capitalization. All other software development costs are expensed as incurred. We generally amortize capitalized software development costs over periods extending to 36 months, which represents the estimated useful lives of the software.

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

Historically, our effective tax rates have not differed significantly from the statutory rate, and any differences are primarily due to the tax impact of foreign operations, research and development tax credits, state taxes, contingency reserves for uncertain tax positions and certain benefits realized related to stock option activity. Our effective tax rates were 35.1%, 34.4% and 37.3% for 2010, 2011 and 2012, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Recent Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies.”

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices. We are a large consumer of power. During 2012, we expensed approximately $23 million that was paid to utility companies to power our data centers, representing approximately 2% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. We currently have a fixed-price power contract with the provider of electricity for our Grapevine data center that expires in September 2013. The contract allows the company to periodically convert the price to a floating market price during the arrangement. We also have a power contract for our facility in Slough U.K. that allows us to procure power either on a fixed price or on a variable price basis, which also expires in September 2013. We have fixed the price of the majority of the load through September 2013. These contracts have been designated as meeting the normal purchases and normal sales exception and thus are not accounted for as derivatives.

Interest Rates. Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. As of December 31, 2012, we did not have an outstanding balance on our credit facility, and therefore we have limited interest rate risk.

Leases. The majority of our purchases of customer gear have been vendor-financed through capital leases with fixed payment terms generally over two to five years, coinciding with the depreciation period of the equipment. As of December 31, 2012, we have a principal liability for these leases of $122 million on our consolidated balance sheet, of which $61 million is classified as current. Although we believe our borrowings from these arrangements will continue to be available, we have exposure that vendor financing may no longer be available or the borrowing rates, which are fixed rates, may increase. Additionally, our current strategy is to purchase customer gear with cash, reducing the impact of the availability of borrowings from these arrangements.

Foreign Currencies. The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During 2012, we recognized foreign currency losses of less than $1 million within other income(expense). We have not entered into any currency hedging contracts, although we may do so in the future. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE HOSTING, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited the accompanying consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rackspace Hosting, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/KPMG LLP
San Antonio, Texas
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited Rackspace Hosting, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rackspace Hosting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
San Antonio, Texas
March 1, 2013

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2011	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$159,856	$292,061
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,420 as of December 31, 2011 and $4,236 as of December 31, 2012	68,709	92,834
Deferred income taxes	9,841	10,320
Prepaid expenses	22,006	25,195
Other current assets	2,953	4,835
Total current assets	263,365	425,245

Property and equipment, net	627,490	724,985
Goodwill	59,993	68,742
Intangible assets, net	26,034	23,802
Other non-current assets	49,600	52,777
Total assets	$1,026,482	$1,295,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$156,004	$175,128
Current portion of deferred revenue	14,835	17,265
Current portion of obligations under capital leases	66,031	61,302
Current portion of debt	879	1,744
Total current liabilities	237,749	255,439

Non-current deferred revenue	3,446	3,695
Non-current obligations under capital leases	72,216	60,335
Non-current debt	—	1,991
Non-current deferred income taxes	68,781	71,081
Non-current deferred rent	23,343	32,293
Other non-current liabilities	21,524	27,070
Total liabilities	427,059	451,904

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 131,912,829 shares issued and outstanding as of December 31, 2011; 137,797,855 shares issued and outstanding as of December 31, 2012	132	138
Additional paid-in capital	383,031	515,188
Accumulated other comprehensive loss	(14,732)	(8,089)
Retained earnings	230,992	336,410
Total stockholders’ equity	599,423	843,647
Total liabilities and stockholders’ equity	$1,026,482	$1,295,551

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2010	2011	2012

Net revenue	$780,555	$1,025,064	$1,309,239
Costs and expenses:
Cost of revenue	249,840	309,095	367,479
Sales and marketing	96,207	126,505	158,108
General and administrative	199,011	270,581	361,066
Depreciation and amortization	155,895	195,412	249,845
Total costs and expenses	700,953	901,593	1,136,498
Income from operations	79,602	123,471	172,741
Other income (expense):
Interest expense	(7,984)	(5,848)	(4,749)
Interest and other income (expense)	(207)	(1,194)	15
Total other income (expense)	(8,191)	(7,042)	(4,734)
Income before income taxes	71,411	116,429	168,007
Income taxes	25,053	40,018	62,589
Net income	$46,358	$76,411	$105,418

Other comprehensive income, net of tax
Unrealized gain on derivative instrument	$1,182	$—	$—
Foreign currency translation adjustments	(3,341)	(2,316)	6,643
Other comprehensive income (loss)	(2,159)	(2,316)	6,643
Comprehensive income	$44,199	$74,095	$112,061

Net income per share
Basic	$0.37	$0.59	$0.78
Diluted	$0.35	$0.55	$0.75

Weighted average number of shares outstanding
Basic	125,097	129,922	135,279
Diluted	133,429	138,064	141,265

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2010	2011	2012
Cash Flows From Operating Activities
Net income	$46,358	$76,411	$105,418
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	155,895	195,412	249,845
Loss on disposal of equipment, net	758	247	1,586
Provision for bad debts and customer credits	4,330	5,913	6,300
Deferred income taxes	6,788	13,991	(775)
Deferred rent	7,064	9,471	9,259
Share-based compensation expense	26,624	28,773	41,546
Excess tax benefits from share-based compensation arrangements	(2,370)	(20,627)	(46,046)
Changes in certain assets and liabilities
Accounts receivable	(12,864)	(26,805)	(29,265)
Income taxes receivable	2,606	4,397	—
Prepaid expenses and other current assets	(10,125)	(2,597)	(4,903)
Accounts payable and accrued expenses	12,578	38,886	66,268
Deferred revenue	(488)	(482)	2,185
All other operating activities	2,894	1,405	(1,919)
Net cash provided by operating activities	240,048	324,395	399,499

Cash Flows From Investing Activities
Purchases of property and equipment	(140,591)	(251,214)	(270,374)
Acquisitions, net of cash acquired	(29,854)	(952)	(5,945)
Earn-out payments for acquisitions	(490)	—	—
All other investing activities	(75)	168	98
Net cash used in investing activities	(171,010)	(251,998)	(276,221)

Cash Flows From Financing Activities
Principal payments of capital leases	(52,129)	(65,778)	(75,928)
Principal payments of notes payable	(4,893)	(1,913)	(1,962)
Payments on line of credit	(50,000)	—	—
Payments for debt issuance costs	—	(1,114)	—
Payments for deferred acquisition obligations	—	(5,299)	(6,176)
Proceeds from notes payable	—	—	691
Receipt of Texas Enterprise Fund Grant	—	—	3,500
Proceeds from employee stock plans	15,250	36,287	41,284
Excess tax benefits from share-based compensation arrangements	2,370	20,627	46,046
Net cash provided by (used in) financing activities	(89,402)	(17,190)	7,455

Effect of exchange rate changes on cash and cash equivalents	(120)	(292)	1,472

Increase (decrease) in cash and cash equivalents	(20,484)	54,915	132,205

Cash and cash equivalents, beginning of period	125,425	104,941	159,856

Cash and cash equivalents, end of period	$104,941	$159,856	$292,061

Supplemental cash flow information:
Acquisition of property and equipment by vendor financed capital leases	$71,363	$75,090	$59,833
Acquisition of property and equipment by vendor financed notes payable	—	—	3,950
Increase in property and equipment in accounts payable and accrued expenses	4,187	18,590	3,525
Non-cash purchases of property and equipment	$75,550	$93,680	$67,308

Shares issued in business combinations	$510	$—	$2,745
Cash payments for interest, net of amount capitalized	$7,743	$5,577	$4,900
Cash payments for income taxes	$20,112	$19,088	$12,574
See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31, 2010, 2011, and 2012
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at December 31, 2009	123,773,977	$124	$251,337	$(10,257)	$108,223	$349,427
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $2,370)	3,101,687	3	17,017			17,020
Stock-based activity and issuance of common stock to board of directors	21,021	—	484			484
Issuance of common stock (earn-out)	27,080	—	510			510
Issuance of shares from Employee Stock Purchase Plan	26,703	—	599			599
Total issuance of common stock	3,176,491	3	18,610			18,613
Share-based compensation expense			26,624			26,624
Net income					46,358	46,358
Unrealized gain on derivative instrument, net of tax effect				1,182		1,182
Cumulative translation adjustment				(3,341)		(3,341)
Balance at December 31, 2010	126,950,468	$127	$296,571	$(12,416)	$154,581	$438,863
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $20,627)	4,913,504	5	55,858			55,863
Stock-based activity and issuance of common stock to board of directors	23,102	—	779			779
Issuance of shares from Employee Stock Purchase Plan	25,755	—	1,050			1,050
Total issuance of common stock	4,962,361	5	57,687			57,692
Share-based compensation expense			28,773			28,773
Net income					76,411	76,411
Cumulative translation adjustment				(2,316)		(2,316)
Balance at December 31, 2011	131,912,829	$132	$383,031	$(14,732)	$230,992	$599,423
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $46,046)	5,689,164	6	82,308			82,314
Stock-based activity and issuance of common stock to board of directors	12,862	—	542			542
Issuance of shares in acquisitions	45,896	—	2,745			2,745
Issuance of shares from Employee Stock Purchase Plan	137,104	—	5,016			5,016
Total issuance of common stock	5,885,026	6	90,611			90,617
Share-based compensation expense			41,546			41,546
Net income					105,418	105,418
Cumulative translation adjustment				6,643		6,643
Balance at December 31, 2012	137,797,855	$138	$515,188	$(8,089)	$336,410	$843,647
See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations

As used in this report, the terms “Rackspace,” “Rackspace Hosting,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Hosting, Inc. and its subsidiaries.  Rackspace Hosting, Inc., through its operating subsidiaries, is a provider of cloud computing services, managing web-based IT systems for small and medium-sized businesses as well as large enterprises.  We focus on providing a service experience for our customers, which we call Fanatical Support.

Our operations began in 1998 as a limited partnership, and Rackspace Hosting, Inc. was incorporated in Delaware in March 2000.

Basis of Consolidation

The consolidated financial statements include the accounts of Rackspace Hosting and our wholly-owned subsidiaries, which include, among others, Rackspace US, Inc., our domestic operating entity, and Rackspace Limited, our United Kingdom operating entity. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The Company corrected immaterial errors in its Consolidated Statements of Cash Flows for the twelve months ended December 31, 2010 and 2011 by decreasing purchases of property and equipment reflected in investing activities by $4.2 million and $18.6 million, respectively, with an equal and offsetting reduction in the change in accounts payable and accrued expenses in operating activities.  These amounts were inadvertently overstated because property and equipment acquired but unpaid as of the end of the reporting period was included in the amounts previously reported. The correction reduces the Company's net cash provided by operating activities and net cash used in investing activities included within the Consolidated Statements of Cash Flows. This correction does not impact the Company's previously reported amounts in its Consolidated Balance Sheet as of December 31, 2011 or in its Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2010 and 2011.

In connection with the filing of the Company's Form 10-Q for the first quarter of 2013, a similar adjustment will be made to the Company's Statement of Cash Flows that will increase cash flows from operating activities with an equal and offsetting adjustment to cash flows used in investing activities by $4.9 million for the three months ended March 31, 2012.

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

Financial instruments, which could potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents in money market accounts with high credit quality financial institutions; however, the balance may exceed applicable insurance limits or may not be insured. While we monitor the balances in our accounts and adjust these balances as appropriate, they could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no material loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

We perform ongoing credit evaluations, and collateral is generally not required for trade receivables. At December 31, 2011 and 2012, no customer, reseller or strategic partner comprised more than 10% of total accounts receivable.

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

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto during 2012.

Cash and Cash Equivalents

For the purposes of the consolidated financial statements, we consider all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. Gains and losses are included in interest and other income in our accompanying consolidated statements of comprehensive income.

Accounts Receivable, Net

We classify as trade accounts receivable amounts due within twelve months, arising from the provision of services in the normal course of business. We assess collectibility based on a number of factors, including customer payment history and creditworthiness. We generally do not request collateral from our customers, although in certain cases we may require the customer to prepay for services. When evaluating the adequacy of allowances, we analyze accounts receivable, current economic conditions and trends, historical bad debt write-offs, customer creditworthiness, and changes in customer payment terms. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect from the customer.

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

Goodwill and Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is evaluated for impairment at a reporting unit level using a fair value approach on an annual basis at the beginning of the fourth quarter or whenever events or circumstances indicate that impairment may have occurred. Our assessment did not utilize the qualitative assessment as we went directly to Step 1 of the test. No goodwill impairment was recognized in any of the years presented.

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

Leases

We lease certain property and equipment under capital lease agreements. The assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets held under capital lease. Such assets and the related leasehold improvements are amortized over the shorter of the terms of the leases or the estimated useful lives of the assets, which typically range from two to five years for equipment and 30 years for property. For assets for which the lease agreement includes a bargain purchase option or transfer of ownership at the completion of the lease and the lease term is shorter than the estimated useful life of the asset, the asset is amortized over its estimated useful life.

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

We recognize cloud computing revenue, including installation fees, on a monthly basis, beginning on the date the customer commences use of our services. Cloud computing revenue is recognized over the contractual term of the customer contract. For cloud computing services that are billed according to customer usage, revenue is recognized in the month in which the customer uses the services. Our customers generally continue to utilize our services beyond the initial contract term, and as a result, installation fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of amounts that have been prepaid or deferred installation fees. As of December 31, 2012, of the total $21.0 million in deferred revenue recorded on our balance sheet (the majority of which related to prepaid amounts), $17.3 million, $3.0 million, and $0.7 million will be amortized to revenue in 2013, 2014 and 2015, respectively.

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

Cost of Revenue

Cost of revenue consists primarily of expenses related to personnel, licenses, and our data center facilities. Personnel expenses include the salaries, non-equity incentive compensation, share-based compensation and related expenses of our support teams and data center employees, and data center facility costs include rental fees, power costs, maintenance fees, and bandwidth.

Installation Costs

Setup and other direct installation activities are performed at the inception of a specific arrangement with each customer to enable us to perform under the terms of the arrangement. These setup or installation costs are expensed as incurred.

Advertising Costs

We charge advertising costs to expense in the period incurred. Advertising expenses for the years ended December 31, 2010, 2011 and 2012 were approximately $26.3 million, $37.8 million and $44.7 million, respectively.

Research and Development Costs

Our research and development efforts are focused on the deployment of new technologies to address emerging trends, development and evolution of proprietary tools, and enhancement of systems and processes for sales and support. We expense costs related to preliminary project assessment, research and development, re-engineering, training, and application maintenance as incurred in general and administrative expenses or cost of revenue. These costs primarily include compensation costs for employees and consultants dedicated to research and development efforts. Administrative and other infrastructure expenses attributable to research and development are reported in general and administrative expense. For the years ended December 31, 2010, 2011 and 2012, we recognized $18.8 million, $25.0 million and $48.6 million of research and development expense, respectively.

Internally Developed Software

We capitalize certain costs of computer software developed or obtained for internal use. Capitalized computer software costs consist of purchased software licenses, implementation costs, and salaries and related compensation costs of employees and consultants for certain projects that qualify for capitalization. The capitalized software costs are amortized on a straight-line basis over the expected useful life of the software, which is generally over periods extending to 36 months.

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

•
Expected Term—The expected term represents the period that our share-based awards are expected to be outstanding. In order to compute the expected term for the four-year period immediately following our IPO, we elected to use the simplified method due to insufficient historical exercise data available to provide a reasonable basis upon which to estimate the expected term. We have been a public company since August 2008, and our options generally vest over four years and expire seven to ten years from the grant date. Beginning in August 2012, management determined that sufficient historical data is available for a fair evaluation and therefore we began to use historical exercise data in our estimation of the expected term.

•	Expected Volatility—Management estimates volatility for option grants by evaluating the weighted average of the implied volatility and the mean reversion volatility of the company’s stock.

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

We also grant restricted stock, a portion of which have vesting conditions dependent upon the financial performance of the company and/or the performance of the company’s total shareholder return (TSR) on its common stock compared to certain market indices. Additionally, the company’s TSR must be positive for vesting to occur. We use a Monte Carlo simulation to estimate the fair value of these awards. For all other restricted stock granted that vests ratably over the requisite service period, we measure fair value based on the closing fair market value of the company’s common stock on the date of grant, and we recognize expense straight-line over the vesting period.

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

We are not currently under income tax audit in any jurisdiction in which we operate. However, due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We have considered all relevant facts and circumstances and believe that we have made adequate provision for all income tax uncertainties. For a further discussion of the impact of uncertain tax positions, see Note 14, "Taxes."

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2011 and 2012.

Foreign Currency

We have assessed the functional currency of each of our international subsidiaries and have generally designated the local currency to be their respective functional currencies. The financial statements of these foreign subsidiaries are translated into the U.S. dollar. All assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenue and expenses are translated using average exchange rates. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss). Transaction gains or losses in currencies other than the functional currency are included as a component of other income (expense) in the consolidated statements of comprehensive income.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In thousands except per share data)	2010	2011	2012
Basic net income per share:
Net income	$46,358	$76,411	$105,418
Weighted average shares outstanding:
Common stock	125,097	129,922	135,279
Number of shares used in per share computations	125,097	129,922	135,279
Earnings per share	$0.37	$0.59	$0.78

Diluted net income per share:
Net income	$46,358	$76,411	$105,418
Weighted average shares outstanding:
Common stock	125,097	129,922	135,279
Stock options, awards and employee share purchase plan	8,332	8,142	5,986
Number of shares used in per share computations	133,429	138,064	141,265
Earnings per share	$0.35	$0.55	$0.75

We excluded 3.0 million, 1.2 million and 1.1 million potential common shares from the computation of dilutive earnings per share for the periods ended December 31, 2010, 2011 and 2012, respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2011	December 31, 2012
Cash deposits	$119,115	$131,271
Money market funds	40,741	160,790
Cash and cash equivalents	$159,856	$292,061

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. We actively monitor the third-party depository institutions that hold our deposits. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds.

Our money market mutual funds comply with SEC Rule 2a-7 and invest exclusively in high-quality, short-term obligations that include securities issued or guaranteed by the U.S. government or by U.S. government agencies and floating rate and variable rate demand notes of U.S. and foreign corporations. This year we modified our cash management strategy to invest a larger portion of our available cash in money market funds rather than in sweep accounts and other cash deposit accounts.

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

	December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$40,741	$—	$—	$40,741
Rabbi trust (2)	293	—	—	293
Total	$41,034	$—	$—	$41,034

Liabilities:
Deferred compensation (3)	$187	$—	$—	$187
Total	$187	$—	$—	$187

	December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$160,790	$—	$—	$160,790
Rabbi trust (2)	520	—	—	520
Total	$161,310	$—	$—	$161,310

Liabilities:
Deferred compensation (3)	$410	$—	$—	$410
Total	$410	$—	$—	$410

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the statement of comprehensive income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During 2010, 2011, and 2012, we recognized minimal net gains as interest and other income.

5. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in thousands)	Estimated Useful Lives				December 31, 2011	December 31, 2012
Computers, software and equipment	1	-	5	years	$898,045	$1,140,772
Furniture and fixtures	7	years			34,000	40,557
Buildings and leasehold improvements	2	-	30	years	201,639	214,858
Land					13,860	15,864
Property and equipment, at cost					1,147,544	1,412,051
Less accumulated depreciation and amortization					(582,794)	(738,274)
Work in process					62,740	51,208
Property and equipment, net					$627,490	$724,985

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $149.9 million, $189.8 million and $240.9 million for the years ended December 31, 2010, 2011 and 2012, respectively.

At December 31, 2011, the work in process balance consisted of build-outs of $28.0 million for office facilities, $3.6 million for data centers, and $31.2 million for capitalized software and other projects.  At December 31, 2012, the work in process balance consisted of build-outs of $28.4 million for office facilities, $2.8 million for data centers, and $20.0 million for capitalized software and other projects.

Capitalized interest was $0.6 million for the year ended December 31, 2010. There was no interest capitalized during the years ended December 31, 2011 and 2012.

The unamortized balance of computer software costs on our balance sheets was $39.9 million and $78.7 million as of December 31, 2011 and 2012, respectively. Amortization expense for capitalized computer software costs was $17.9 million, $26.2 million and $36.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.

6. Business Combinations and Goodwill

During the year ended December 31, 2012, we acquired two companies for total consideration of $10.9 million, including cash payments, deferred cash payments and equity consideration. Approximately $8.7 million was attributed to goodwill, $2.3 million to acquired intangible assets and $(0.1) million to other net liabilities assumed. The acquisitions were accounted for using the acquisition method, and the purchase prices were allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. A portion of the consideration transferred included additional cash payments due in the future. The fair value of these remaining payments as of December 31, 2012 of $1.4 million is recorded as a liability. The consolidated statements of comprehensive income include the results of operations for the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

For all acquisitions completed during the year, purchased technology has a weighted-average useful life of 3.0 years, and other intangible assets have a weighted-average useful life of 7.9 years.

The following table provides a roll forward of our goodwill balance.

(In thousands)
December 31, 2010	$57,147
Measurement period adjustments	149
Acquisition	2,697
December 31, 2011	$59,993
Acquisitions	8,749
December 31, 2012	$68,742

Of the $8.7 million of goodwill recorded for the acquisitions in 2012, $2.2 million is deductible for tax purposes.

In prior periods, we acquired companies that required additional future payments in addition to the initial cash payment. During 2012, we paid $7.0 million related to these previous acquisitions, and as of December 31, 2012, the fair value of the remaining liability recorded was $0.5 million.

7. Intangible Assets

The following tables provide information regarding our intangible assets, other than goodwill:

	December 31, 2011
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$12,582	$(11,676)	$906
Purchased technologies	7,145	(4,277)	2,868
Domain name purchases	468	(453)	15
Non-compete agreements	1,734	(786)	948
Customer relationships	6,540	(3,561)	2,979
Trademarks, tradenames and patents	2,789	(1,176)	1,613
Other	18,108	(1,403)	16,705
Total	$49,366	$(23,332)	$26,034

	December 31, 2012
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$13,617	$(12,575)	$1,042
Purchased technologies	8,762	(5,062)	3,700
Domain name purchases	446	(441)	5
Non-compete agreements	1,900	(1,186)	714
Customer relationships	5,725	(4,477)	1,248
Trademarks, tradenames and patents	3,062	(1,671)	1,391
Other	21,043	(5,341)	15,702
Total	$54,555	$(30,753)	$23,802

Amortization expense on intangibles was $6.0 million, $5.6 million and $8.9 million in 2010, 2011 and 2012, respectively. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, which generally range from two to five years. The only intangible assets with estimated useful lives greater than five years are related to business acquisitions. As of December 31, 2012, amortization expense on intangible assets for the next five years was expected to be as follows:

(In thousands)
Year ending:	Amount
2013	$8,187
2014	6,207
2015	5,554
2016	3,563
2017	67
Thereafter	224
Total	$23,802

As of December 31, 2012, there were no indicators that our intangible assets were impaired.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

(In thousands)	December 31, 2011	December 31, 2012
Trade payables	$51,097	$58,637
Accrued compensation and benefits	41,767	48,404
Income and other taxes payable	16,778	21,550
Vendor accruals	32,458	37,762
Other liabilities	13,904	8,775
Accounts payable and accrued expenses	$156,004	$175,128

9. Debt

Revolving Credit Facility

In 2011 we entered into a revolving credit facility with a syndicate of seven banks led by JPMorgan Chase. This facility, which matures in September 2016, has a total commitment of $200 million and is governed by financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00, and a requirement to maintain a certain level of tangible assets in our U.S. entities. Our marginal borrowing costs on this facility are based on a floating base rate (LIBOR) plus a spread, which ranges from 1.25% to 2.00%, depending on our degree of financial leverage. We also pay a fee on the committed, but unused amount of the facility, which ranges from 0.25% to 0.40%, also depending on our degree of financial leverage. The agreement further includes an accordion feature, which allows for an increase in the commitments to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate.

Since entering into this credit facility, we have not had any borrowings outstanding except for letters of credit, which were insignificant at the end of 2012. Therefore, as of December 31, 2012, we had $200 million available for future borrowings. As of the same date, we were in compliance with all of the covenants under our facility.

Notes Payable

We have entered into various financing arrangements with multiple equipment and software vendors. As of December 31, 2012, the total amount financed under these relationships was $3.7 million with various terms extending to July 2015 and stated rates ranging from 0.0% to 1.7%. For arrangements with below market interest rates, we impute an interest charge based on our average borrowing rate. The weighted average effective interest rate of the various arrangements with third-party vendors was 5.40% as of December 31, 2012.

10. Leases

Capital Leases

We have master lease agreements with our primary vendors that supply us with servers and computer equipment. Historically, we have financed most equipment purchases through their respective finance companies. The terms vary with each vendor but typically include a term of two to five years and interest rates ranging from 1% to 6%. A majority of these agreements allow us to purchase the equipment at the end of the lease for a nominal amount.

Amounts in property and equipment under capital leases consisted of:

(In thousands)	December 31, 2011	December 31, 2012
Computers, software and equipment	$330,256	$389,720
Less: accumulated depreciation and amortization	(201,109)	(272,708)
	$129,147	$117,012

Future capital lease payments under non-cancelable leases as of December 31, 2012 were as follows:

(In thousands)
Year ending:	Amount
2013	$63,712
2014	42,336
2015	16,565
2016	2,639
Total minimum capital lease payments	125,252
Less amount representing interest	(3,615)
Present value of net minimum lease payments	121,637
Less current portion of obligations under capital leases	(61,302)
Non-current obligations under capital leases	$60,335

Operating Leases

We lease our data center facilities and certain office space under non-cancelable operating lease agreements. Facility leases generally include renewal options and may require us to pay a portion of the related operating expenses. Certain of these lease agreements have escalating rental payment provisions. We recognize rent expense for such arrangements on a straight-line basis.

Future operating lease payments under non-cancelable leases with an initial term in excess of one year as of December 31, 2012 were as follows:

(In thousands)
Year ending:	Amount
2013	$52,695
2014	61,670
2015	67,707
2016	61,372
2017	61,449
Thereafter	666,333
Total minimum operating lease payments	$971,226

Rent expense for the years ended December 31, 2010, 2011 and 2012 was $26.6 million, $34.1 million and $46.1 million, respectively.

11. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily relate to costs associated with our data centers, including bandwidth, electricity and consulting services, as well as commitments to purchase hardware and to prepay for certain software licenses. The agreements extend up to five years and provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements as of December 31, 2012 approximated $31.8 million, $6.1 million, $2.1 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

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

Contingent Liability

We recorded a $1.0 million charge in 2012 as cost of revenue related to an unresolved contractual issue with a vendor. We have recorded a loss contingency liability with respect to this matter, but due to the uncertainty regarding the interpretation of certain contractual terms, it is possible the ultimate loss may exceed the amount currently accrued.

We have service level commitment obligations with most of our customers. As a result, service interruptions or significant equipment damage in our data centers, whether or not within our control, could result in us not achieving service level commitments to these customers, resulting in an obligation to pay a service level credit. Our liability insurance does not cover ordinary service interruptions. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenue and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized and record an estimate for potential unrecorded amounts. The balance for credits resulting from our service level agreements within allowances for doubtful accounts and customer credits as of December 31, 2011 and 2012 was $0.6 million and $1.1 million, respectively.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We had no significant liabilities recorded for these agreements as of December 31, 2011 or 2012.

Additionally, in the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We had no significant liabilities recorded for these agreements as of December 31, 2011 or 2012.

Incentive Arrangements

In August 2007, we entered into a lease for our corporate headquarters. In connection with this lease, we also entered into a Master Economic Incentives Agreement ("MEIA") with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement required that we meet certain employment levels each year, with an ultimate employee base requirement of 4,500 jobs in Windcrest by December 31, 2012; however, if the job requirement in any grant agreement with the State of Texas was lower, then the job requirement under the MEIA was to be automatically adjusted downward. Consequently, because the Texas Enterprise Fund Grant agreement discussed below was amended to reduce the state job requirement, we believe the job requirement under the MEIA was reduced to 1,774. In addition, the agreement requires that the median payroll of those employees be no less than $51 thousand per year. In exchange for meeting these employment obligations, we will receive a 14-year exemption from most of the property taxes associated with the property. If we fail to meet these job creation requirements, we could lose a portion or all of the tax exemption provided during the 14-year period and would then be obligated to repay the exemption amount. We have met the requirements for the employment level and median payroll for the year ended December 31, 2012, and we believe that it is probable that we will meet the requirements throughout the exemption period. We elected to begin the exemption period in 2009.

Further, we entered into an agreement with the State of Texas, under which we received $5.0 million in 2007 and $3.5 million in 2012 and may receive up to an additional $13.5 million from the Texas Enterprise Fund in multiple installments, provided that we meet certain new job levels in the State of Texas paying an average of at least $56 thousand per year (subject to a 2.0% per year increase commencing in 2012), beginning December 31, 2008, and sustain these jobs through December 31, 2021. On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, was $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007 for a total of 2,661 jobs in Texas, two thirds of which must be located in Windcrest, Texas). As noted above, we have already drawn the full amount of this tranche. The remaining three tranches are at our option. We can draw an additional $13.5 million based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. We are responsible for maintaining the jobs until January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year. As of December 31, 2012, the $8.5 million received was deferred and recorded as other non-current liabilities. Amounts will be recognized into income upon the achievement of the performance criteria and the determination that the cash is no longer refundable to the State of Texas.

12. Stockholders' Equity

Common Stock

At December 31, 2011 and 2012, we had 131,912,829 and 137,797,855 shares of our common stock legally issued and outstanding, respectively.

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

Preferred Stock

As of December 31, 2011 and 2012, there were 50 million authorized shares of preferred stock, of which none was issued or outstanding.

13. Share-Based Compensation

In December 2007, we adopted our 2007 Long-Term Incentive Plan (the "2007 Stock Plan"). Under the 2007 Stock Plan, incentive and non-qualified stock options or rights to purchase common stock may be granted to eligible participants. In addition to stock options, we may grant other equity awards such as stock appreciation rights, restricted stock awards, restricted stock units, performance awards, cash-based awards, and dividend equivalents. All awards, excluding incentive stock options, may be granted under the plan to employees, officers, directors, or any other non-employee service provider to the company. Incentive stock options may be granted only to employees of the company or a subsidiary. The exercise price of a stock option granted under the 2007 Stock Plan will be determined by the Compensation Committee at the time the option is granted and generally may not be less than 100% of the fair market value of a share of common stock as of the date of grant. The 2007 Stock Plan has an automatic share reserve increase effective the first day of each fiscal year, beginning in 2009, with an amount equal to the lesser of (i) 10,000,000 shares, (ii) four percent of the number of shares on the last day of the immediately preceding fiscal year that are (a) outstanding and (b) issuable pursuant to outstanding awards and awards under prior plans, or (iii) such lesser number of shares determined by our board of directors. For fiscal years 2010, 2011 and 2012, this resulted in an increase of approximately 5.7 million, 5.8 million and 5.9 million shares, respectively, available under our Stock Plans.

At our 2012 annual meeting of the stockholders held on May 2, 2012, our stockholders approved certain amendments to the 2007 Stock Plan. The amendments included, among other things, setting a fixed number of shares available of 12 million, removing the evergreen provision and requiring new grants of restricted stock, restricted stock units, performance units and performance shares to count against the numerical limits of the 2007 Stock Plan as 1.76 shares for every one share that is subject to such an award.

The following have been granted under our 2007 Stock Plan in 2012: stock options, restricted stock units (RSUs) and restricted stock awards (RSAs). Collectively, all such grants are referred to as "awards." All awards deduct one share from the 2007 Stock Plan shares available for issuance for each share granted, except as described above. To the extent awards granted under the 2007 Stock Plan terminate, expire or lapse for any reason, shares subject to such awards will again be available for future grant. However, as stated above, the authorized shares available for issuance under the 2007 Stock Plan was reduced upon approval of our stockholders at our 2012 annual meeting of the stockholders.

In addition to the 2007 Stock Plan, we also maintain the 2003 Stock Plan, the 2005 Stock Plan and plans assumed through acquisitions, collectively referred to as the Stock Plans. Options are priced to be at least 100% of our common stock’s fair market value at the date of grant. Options have generally been granted for terms of either seven or ten years. Options granted under the Stock Plans generally vest ratably over a four-year period or cliff-vest at the third anniversary date of the grant. Stock options assumed through acquisitions have had seven to ten-year terms and vest 25% the first year and ratably over the remaining periods.

As of December 31, 2012, the total number of shares authorized, outstanding and available for future grants under the Stock Plans was as follows:

Plan Name	Shares Authorized	Shares Outstanding	Shares Available for Future Grants
2003 Stock Option Plan	2,511,255	70,961	—
Non-Qualified 2005 Stock Option Plan	11,639,580	2,002,307	—
Webmail.us, Inc. 2004 Stock Incentive Plan	101,180	3,324	—
Amended and Restated 2007 Long-Term Incentive Plan	28,789,197	9,756,150	10,744,308
Total	43,041,212	11,832,742	10,744,308

The composition of the shares outstanding as of December 31, 2011 and 2012 was as follows:

	December 31, 2011	December 31, 2012
Restricted stock	3,446,970	2,800,230
Stock options	12,043,413	9,032,512
Total outstanding awards	15,490,383	11,832,742

Restricted Stock

The following table summarizes our RSU and RSA activity for the year ended December 31, 2012:

	Number of Units or Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	3,446,970	$14.87
Granted	951,467	$51.78
Released (1)	(1,401,456)	$9.49
Cancelled	(196,751)	$32.54
Outstanding at December 31, 2012	2,800,230	$25.57

Expected to vest after December 31, 2012*	2,475,402	$28.03
 (1) Includes 5,360 shares of restricted stock units issued to certain members of our board of directors.
*Includes reduction of shares outstanding due to estimated forfeitures

The weighted average grant date fair value of RSUs and RSAs granted during 2010 and 2011 was $19.06 and $36.22, respectively. The total pre-tax intrinsic value of the RSUs and RSAs released during 2010, 2011 and 2012 was $0.8 million, $7.7 million and $75.5 million, respectively.

In February 2009, our board approved grants of RSUs to our chief executive officer and another member of the executive team. A total of 2,000,000 RSUs were granted. The vesting of these RSUs is dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur. Of the total RSUs granted, 1,050,000 had a measurement period at the end of three years. The Company's TSR was compared to the Russell 2000 Index in February 2012, and it was determined that the required market results were met. The remaining 950,000 RSUs have a measurement period at the end of five years. The grant date fair value of these awards was $7.0 million and is being amortized over the awards’ service periods. The fair value was calculated using a Monte Carlo pricing model.

In 2012, we granted 745,778 RSUs and 205,689 RSAs, of which 791,405 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date.  The fair value of these service-vesting awards is measured based on the closing fair market value of our common stock on the date of grant, and share-based compensation expense is recognized ratably over the four-year service period.  The remaining awards were granted to members of our executive team. The vesting of 50,611 of these awards is dependent upon the total shareholder return (TSR) on our common stock for a three-year performance period as compared to the components of the NASDAQ Internet Index over this same period. In addition, the company’s TSR must be positive for vesting to occur.  The vesting of 109,451 of these awards is dependent upon a market condition as well as certain predetermined operating results over the next three years. The fair values of these performance-vesting and market-vesting awards were measured using a Monte Carlo simulation based on the date of grant, and share-based compensation expense is recognized ratably over the three-year vesting period.

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	12,043,413	$13.22	5.93	$358,754
Granted	1,596,757	$54.00
Exercised	(4,033,164)	$8.99
Cancelled	(574,494)	$32.27
Outstanding at December 31, 2012	9,032,512	$21.11	5.27	$480,191

Vested and exercisable at December 31, 2012	4,623,356	$8.72	4.60	$303,077

Vested and exercisable at December 31, 2012 and expected to vest thereafter*	8,528,159	$19.87	5.23	$463,916
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2010, 2011 and 2012 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of seven or ten years.

The total pre-tax intrinsic value of the stock options exercised during 2010, 2011 and 2012 was $53.0 million, $149.2 million and $193.1 million, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Years Ended December 31,
	2010	2011	2012
Expected stock volatility	55% - 56%	56% - 57%	56% - 58%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.35% - 2.79%	0.85% - 2.35%	0.50% - 0.77%
Expected life	4.75 - 6.25 years	4.75 years	4.00 - 4.75 years
Weighted average grant date fair value of options granted during the year	$10.55	$18.09	$24.38

Employee Stock Purchase Plan

An Employee Stock Purchase Plan (ESPP) was approved by the Company's Board of Directors in 2011 and adopted by the Company on January 1, 2012. Under the ESPP, eligible employees may purchase a limited number of shares of the Company's common stock at the lesser of 85% of the market value on the enrollment date or the purchase date. The ESPP is made up of a series of offering periods. Each offering period has a maximum term of 24 months and is divided into semi-annual purchase intervals. Eligible employees may enroll at the beginning of any semi-annual purchase interval. During 2012, the Company issued 137,104 shares under the ESPP.

The fair value on each of the dates of enrollment was determined using the Black-Scholes option-pricing model and was calculated using the following assumptions:

	1/1/12 Enrollment	7/1/12 Enrollment
Expected stock volatility	48% - 53%	41% - 47%
Expected dividend yield	—%	—%
Risk-free interest rate	0.06% - 0.25%	0.16% - 0.27%
Expected life	0.5 - 2.0 years	0.5 - 1.5 years
Weighted average fair value	$15.51	$14.27

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Year Ended December 31,
(in thousands)	2010	2011	2012
Cost of revenue	$4,660	$4,220	$5,130
Sales and marketing	4,241	2,313	6,097
General and administrative	17,723	22,240	30,319
Pre-tax share-based compensation	26,624	28,773	41,546
Less: Income tax benefit	(9,340)	(9,890)	(15,477)
Total share-based compensation expense, net of tax	$17,284	$18,883	$26,069

As of December 31, 2012, there was $121.3 million of total unrecognized compensation cost related to restricted stock, options and the ESPP, which will be amortized using the straight-line method over a weighted average period of 2.1 years.

14. Taxes

The provision for income taxes consisted of:

	Year Ended December 31,
(In thousands)	2010	2011	2012
Current:
Federal	$691	$18,372	$38,720
Foreign	16,994	14,976	19,248
State	3,658	4,011	4,296
Total current	21,343	37,359	62,264

Deferred:
Federal	6,933	4,345	1,359
Foreign	(2,908)	(877)	(910)
State	(315)	(809)	(124)
Total deferred	3,710	2,659	325

Total provision for income taxes	$25,053	$40,018	$62,589

Income before income taxes included income from foreign operations of approximately $47.9 million, $51.7 million and $61.6 million for the years ended December 31, 2010, 2011 and 2012, respectively.

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2010	2011	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.0%	1.9%	1.5%
Tax rate differentials for international jurisdictions	-4.0%	-4.1%	-2.0%
Permanent differences	0.8%	1.8%	2.5%
Other, net	0.3%	-0.2%	0.3%
Effective tax rate	35.1%	34.4%	37.3%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of our deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2011	December 31, 2012
Deferred tax assets:
Share-based compensation	$15,927	$17,703
Accounts receivable	1,079	1,232
State income taxes	455	590
Vacation accruals	2,159	4,033
Deferred revenue	2,591	3,815
Deferred rent	7,188	10,477
Accruals not currently deductible	6,508	7,212
Net operating loss carryforwards	2,843	5,697
Charitable contribution carryforward	560	782
Foreign tax credit	955	1,583
Research and development credits	3,142	3,401
Other	14	(348)
Total gross deferred tax assets	43,421	56,177

Deferred tax liabilities:
Depreciation	96,758	108,208
Share-based compensation	476	821
Prepaids	824	2,593
Total gross deferred tax liabilities	98,058	111,622

Net deferred tax assets (liabilities)	$(54,637)	$(55,445)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was not established or deemed necessary based upon the determination that future profits are anticipated.

The company has not recognized a deferred tax liability for undistributed earnings of its foreign subsidiaries because such earnings are considered indefinitely invested in a foreign country. As of December 31, 2012, undistributed earnings of the company’s foreign subsidiaries considered indefinitely invested were approximately $159.3 million. We intend to reinvest these earnings in active non-U.S. business operations and do not currently intend to repatriate these earnings to fund U.S. operations.

We have $262.1 million of federal net operating loss carryforwards and $5.0 million of federal tax credit carryforwards expiring at various dates through 2032. The federal net operating loss carryforwards include approximately $256.9 million of gross excess tax benefits from stock option exercises that have not been recorded as of December 31, 2012. We have $3.9 million of foreign net operating loss carryforwards, of which $3.4 million have an indefinite expiration date and $0.5 million expire by 2019.

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

A reconciliation of our unrecognized tax benefits, excluding accrued interest, for 2011 and 2012 is as follows:

(In thousands)	2011	2012
Balance, beginning of year	$2,456	$16,729
Additions based on tax positions related to the current year	13,045	1,946
Additions for tax positions of prior years	1,228	—
Reductions for tax positions of prior years	—	(11)
Settlements	—	—
Balance, end of year	$16,729	$18,664

Unrecognized tax benefits of $16.7 million and $18.7 million for 2011 and 2012, respectively, are included in other non-current liabilities on the balance sheet. At December 31, 2011 and 2012, respectively, approximately $2.3 million and $3.3 million of these unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in any future period. Also included in the balance of unrecognized tax benefits at December 31, 2012 are liabilities of $14.5 million that, if recognized, would be recorded as an adjustment to other current and non-current assets. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters within other income (expense) on our consolidated statements of comprehensive income and not as income tax expense, when applicable. As of December 31, 2011 and 2012, we had no accrued interest or penalties on the consolidated balance sheets. For the years ended December 31, 2010, 2011 and 2012, no amount for interest or penalties related to unrecognized tax benefits was recorded in the consolidated statements of comprehensive income.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2009 through 2012 and in the international jurisdictions in which we operate for varying periods from 2007 through 2012. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

During 2012 we did not receive any federal income tax refunds. We experienced taxable profits in the U.S. and U.K. in 2012 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation As a result, we have recognized an excess tax benefit in the U.S. and U.K.

During 2011 and 2012, Rackspace US, Inc. sold certain intangible assets to a wholly-owned offshore subsidiary in two taxable transactions.  As a result of the transactions, there is an asset on the consolidated balance sheet as of December 31, 2012 of $40.8 million (of which $37.6 million was recorded in other non-current assets) that will be amortized through income tax expense over the lives of the applicable intangible assets. Although the transactions were taxable, the resulting gains were entirely offset against existing net operating losses, including excess stock compensation deductions. Thus, there was no cash tax impact from the sales of the intangible assets.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Since the enactment date is subsequent to the balance sheet date, the effects of future changes in tax laws are not considered in the 2012 tax provision. However, we expect that the accounting for income taxes for 2013 will include the impact of certain retroactive legislation, such as the Federal tax credit for research and development, as well as the impact of certain extended business provisions, such as bonus depreciation. The impact of the legislation will be appropriately reflected in the 2013 financial statements.

15. Comprehensive Income

The income tax benefit allocated to derivative instruments during the year ended December 31, 2010 was $0.6 million. There were no derivative instruments in 2011 or 2012. The income tax expense allocated to foreign currency translation adjustments during the years ended December 31, 2010 and 2011 was $0.3 million and $0.1 million, respectively. There was no income tax expense allocated in the year ended December 31, 2012.

16. Segment Information

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

Revenue is attributed to geographic location based on the Rackspace operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region was as follows:

	Year Ended December 31,
(In thousands)	2010	2011	2012
United States	$583,546	$767,752	$973,733
International	197,009	257,312	335,506
Total net revenue	$780,555	$1,025,064	$1,309,239

Total net revenue by our product categories was as follows:

	Year Ended December 31,
	2010	2011	2012
Dedicated Cloud	$679,888	$835,877	$1,005,165
Public Cloud	100,667	189,187	304,074
Total net revenue	$780,555	$1,025,064	$1,309,239

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong.  Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2011	December 31, 2012
United States	$485,608	$534,275
International	141,882	190,710
Total property and equipment, net	$627,490	$724,985

17. Employee Benefit Plans

We sponsor a defined contribution retirement plan ("the Plan"), which has been determined by the IRS to qualify as a 401(k) plan. The Plan covers substantially all employees located in the U.S. and provides for voluntary tax-deferred contributions of up to 100% of gross compensation, subject to certain IRS limitations. Based on approval by the board of directors, we began making matching contributions in 2011. During 2011 and 2012, contribution expense recognized was $3.9 million and $4.8 million, respectively. The Company matches $340 for every 1% of earnings that the employee contributes, up to a maximum of 6%, or $2,040 per employee. The matching contributions vest when the employee has been employed by Rackspace for three years.

We also sponsor a non-mandatory defined contribution plan for our employees located in the U.K. Pursuant to this plan, we contribute on a monthly basis a certain percentage of the employee’s salary. The plan is non-contributory; thus, the employee is not obligated to make any contribution to the plan, and contributions vest immediately. During 2010, 2011 and 2012, expense recognized was $1.5 million, $1.9 million and $2.5 million, respectively.

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

SUPPLEMENTARY FINANCIAL DATA
(UNAUDITED)

	Quarters Ended
(In thousands, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net revenue	$230,002	$247,229	$264,572	$283,261
Cost of revenue	$69,742	$74,057	$82,445	$82,851
Gross margin	$160,260	$173,172	$182,127	$200,410
Net income	$13,821	$17,561	$19,982	$25,047
Earnings per share - basic	$0.11	$0.14	$0.15	$0.19
Earnings per share - diluted	$0.10	$0.13	$0.14	$0.18
Cash and cash equivalents	$133,868	$132,025	$124,680	$159,856

	Quarters Ended
(In thousands, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net revenue	$301,355	$318,990	$335,985	$352,909
Cost of revenue	$87,240	$90,052	$94,731	$95,456
Gross margin	$214,115	$228,938	$241,254	$257,453
Net income	$23,180	$25,134	$27,197	$29,907
Earnings per share - basic	$0.17	$0.19	$0.20	$0.22
Earnings per share - diluted	$0.17	$0.18	$0.19	$0.21
Cash and cash equivalents	$186,531	$215,448	$257,651	$292,061

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

We have adopted the Rackspace Hosting, Inc. Code of Business Conduct and Ethics (the “code of conduct”) that applies to all of our employees, officers and directors, including, without limitation, our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization employees. The code of conduct, as well as any waiver of a provision of the code of conduct granted to any senior officer or director or material amendment to the code of conduct, if any, may be found in the “Investors” section of our website at www.rackspace.com.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1)	The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	Any financial statement schedules required to be filed as part of this report are set forth in section (c) below.

(b) Exhibits - See the Index to Exhibits at the end of this report, which is incorporated by reference.

(c) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(In thousands)	Beginning Balance	Additions Charged to Net Revenues and Costs and Expenses	Write-offs of Accounts Receivable and Credit Memos Paid	Ending Balance
Allowance for doubtful accounts and customer credits for the years ending December 31:
2010	$4,298	$7,223	$(8,675)	$2,846
2011	$2,846	$9,063	$(8,489)	$3,420
2012	$3,420	$9,411	$(8,595)	$4,236

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

Rackspace Hosting, Inc.
Date:	March 1, 2013	By:	/s/ A. LANHAM NAPIER
A. Lanham Napier
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. LANHAM NAPIER	Chief Executive Officer and Director	March 1, 2013
A. Lanham Napier	(Principal Executive Officer)

/s/ KARL PICHLER	Chief Financial Officer and Treasurer	March 1, 2013
Karl Pichler	(Principal Financial Officer)

/s/ JOE SAPORITO	Chief Accounting Officer	March 1, 2013
Joe Saporito	(Principal Accounting Officer)

/s/ GRAHAM WESTON	Chairman	March 1, 2013
Graham Weston

/s/ S. JAMES BISHKIN	Director	March 1, 2013
S. James Bishkin

/s/ SAM GILLILAND	Director	March 1, 2013
Sam Gilliland

/s/ MARK P. MELLIN	Director	March 1, 2013
Mark P. Mellin

/s/ PALMER L. MOE	Director	March 1, 2013
Palmer L. Moe

/s/ LEW MOORMAN	President and Director	March 1, 2013
Lew Moorman

Director
Fred Reichheld

/s/ GEORGE J. STILL, JR.	Director	March 1, 2013
George J. Still, Jr.

INDEX TO EXHIBITS

Exhibits	Description

3.1(A)	Form of Restated Certificate of Incorporation of the Registrant (2)
3.1(B)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of Rackspace Hosting, Inc. (19)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Founder's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
4.3	Investor's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
10.1	2003 Stock Option Plan and form of agreement thereunder (1)
10.2	Webmail.us., Inc. 2004 Stock Incentive Plan, as amended in 2006 (1)
10.3	2005 Non-Qualified Stock Option Plan and form of agreement thereunder (1)
10.4
Global Amendment to the Registrant's 1999 Assumed Stock Option Plan, 2003 Stock Option Plan, 2005 Non-Qualified Stock Option Plan, Webmail.us, Inc. 2004 Stock Incentive Plan and Amended and Restated 2007 Long-Term Incentive Plan (2)

10.5(A)	2007 Long-Term Incentive Plan as Amended and Restated (22)
10.5(B)	Form of RSU Agreement Under 2007 Long-Term Incentive Plan (Time-Based) (5)
10.5(C)	Form of RSU Agreement Under 2007 Long-Term Incentive Plan (Performance-Based) (5)
10.5(D)	Form of RSU Agreement Under 2007 Long-Term Incentive Plan (SLT Performance-Based) (13)
10.5(E)	Rules of the Rackspace Hosting, Inc. 2010 HM Revenue & Customs U.K. Approved Sub-plan (11)
10.5(F)	Form of the 2010 HM Revenue & Customs U.K. Approved Sub-plan, Notice of Grant of Stock Options (11)
10.5(G)	Notice of Grant of RSUs for Outside Directors (21)
10.6(A)	Economic Development Agreement between the State of Texas and Rackspace US, Inc., dated August 1, 2007 (1)
10.6(B)	Amendment Number One to the Economic Development Agreement between the State of Texas and Rackspace US, Inc. (7)
10.7	Ground Lease Agreement, dated August 2, 2007, between Windcrest Economic Development Corporation and Rackspace US, Inc., as amended on April 24, 2008 (1)
10.8	City Economic Development Grant Agreement between the City of Windcrest, Texas and Rackspace US, Inc., dated August 2, 2007 (1)
10.9	County Economic Development Grant Agreement between Bexar County, Texas and Rackspace US, Inc., dated August 2, 2007 (1)
10.10
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

10.12	Office Building Lease, dated March 16, 2004, between Data Rose Limited Partnership and Rackspace Headquarters, LLC, as amended on April 26, 2004, June 1, 2006, and April 17, 2008 (1)
10.13(A)	Consent to Assignment and Other Agreements, dated November 30, 2006, by and among CLPF Heritage Four L.P., Macro Holding, Inc., Qwest Communications Corporation, and Rackspace DAL1DC, Ltd. (1)
10.13(B)
Assignment of Lease, effective December 1, 2006, between Qwest Communications Corporation and Rackspace DAL1DC Management, LLC with attached Lease dated January 26, 2000 between CSI Industrial Development L.P. and Qwest Communication Corporation, as amended January 23, 2001 (1)

10.13(C)	Third Amendment to Lease Agreement, dated January 8, 2008, between CLPF-Heritage Four, L.P. and Rackspace DAL1DC Management LLC (1)
10.14	Agreement for Lease, dated April 2, 2007, between Slough Trading Estate Limited and Rackspace Managed Hosting Limited (1)
10.15	Form of Indemnification Agreement for directors and officers (2)

Exhibits	Description
10.16	Rackspace US, Inc. Deferred Compensation Plan (3)
10.17	Form of Share Option Agreement (U.K.) (4)
10.18	Rackspace Standard Form of Employment Agreement (5)
10.19	Non-employee Director Compensation Schedule, Approved November 2011 (21)
10.20(A)	Offer letter from the Registrant to James Lewandowski, dated September 9, 2008 (5)
10.20(B)	Agreement and Release of Claims with James Lewandowski, dated October 9, 2012 (23)
10.21(A)†	Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc., dated February 5, 2009 (6)
10.21(B)	First Amendment to Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc., dated October 1, 2009 (9)
10.22(A)†	Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated July 31, 2009 (8)
10.22(B)†	First Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated May 4, 2010 (12)
10.22(C)†	Second Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated February 24, 2011 (15)
10.22(D)†	Fourth Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated August 19, 2011 (17)
10.22(E)	Fifth Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated January 6, 2012 (18)
10.23	Employment Agreement between Rackspace US, Inc. and Mark Roenigk, dated December 14, 2009 (10)
10.24	Property Lease by and among Rackspace Limited, Hyde Park GP Limited and Hyde Park Nominee Limited, dated August 18, 2010 (14)
10.25	Bruce Knooihuizen Transition Employment Agreement, dated March 10, 2011 (15)
10.26(A)	Revolving Credit Agreement, dated September 26, 2011, by and between Rackspace Hosting, Inc. and JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Bank, and Wells Fargo Bank, N.A. (20)
10.26(B)
Guarantee Agreement, dated September 26, 2011, by Guarantors of Rackspace Hosting, Inc., in favor of JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders pursuant to the Revolving Credit Agreement dated September 26, 2011 (16)

10.27†	Lease Agreement by and between Collins Technology Park Partners, LLC, and Rackspace US, Inc., dated December 29, 2011 (18)
10.28	Employment Offer Letter for Joe Saporito, dated January 16, 2012 (21)
10.29	Compensation Agreement between Rackspace US, Inc. and Karl Pichler, dated January 27, 2012 (18)
10.30	Lease Agreement by and between Fox Properties LLC and Rackspace US, Inc., dated April 26, 2012 (22)
10.31*	Cash Bonus Plan
10.32	2008 Employee Stock Purchase Plan and form of agreement thereunder (2)
10.33	Office Building Lease Agreement, dated February 22, 2000, between Santa Clara Land Company, Ltd. and the Registrant, as amended on March 30, 2000, December 9, 2004, and March 1, 2007 (1)
10.34	Storage Lease, effective March 1, 2004, between Santa Clara Land Company, Ltd. and the Registrant (2)
10.35(A)	Lease Agreement, dated January 28, 2008, between Santa Clara Land Company, Ltd. and Rackspace US, Inc. (1)
10.35(B)	First Amendment to Office Building Lease Agreement between Santa Clara and Company, Ltd. and Rackspace US, Inc., dated July 10, 2008 (3)
21.1	List of Subsidiaries of the Registrant (18)
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

†
Confidential treatment has been requested for portions of these exhibits. These portions have been omitted from this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-150469), filed April 25, 2008.

(2)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-150469), filed June 18, 2008.

(3)	Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-150469), filed July 15, 2008.

(4)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-153009), filed February 4, 2009.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2008 (File No. 001-34143), filed March 2, 2009.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 001-34143), filed May 12, 2009.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed July 30, 2009.

(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 (File No. 001-34143), filed August 13, 2009.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 (File No. 001-34143), filed November 12, 2009.

(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2009 (File No. 001-34143), filed February 26, 2010.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File No. 001-34143), filed May 6, 2010.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (File No. 001-34143), filed August 9, 2010.

(13)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed August 27, 2010.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010 (File No. 001-34143), filed November 9, 2010.

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 (File No. 001-34143), filed May 10, 2011.

(16)	Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 001-34143), filed September 29, 2011.

(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 (File No. 001-34143), filed November 8, 2011.

(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2011 (File No. 001-34143), filed February 17, 2012.

(19)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed March 21, 2012.

(20)	Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 001-34143), filed May 2, 2012.

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012 (File No. 001-34143), filed May 9, 2012.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012 (File No. 001-34143), filed August 9, 2012.

(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012 (File No. 001-34143), filed November 7, 2012.