Form 10-Q
period 2013-03-31
RACKSPACE HOSTING, INC.
filed 2013-05-10
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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

On May 3, 2013, 138,112,858 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2012	March 31, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$292,061	$278,627
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,236 as of December 31, 2012 and $3,428 as of March 31, 2013	92,834	96,666
Deferred income taxes	10,320	7,366
Prepaid expenses	25,195	27,217
Other current assets	4,835	8,270
Total current assets	425,245	418,146

Property and equipment, net	724,985	770,694
Goodwill	68,742	75,872
Intangible assets, net	23,802	29,197
Other non-current assets	52,777	54,441
Total assets	$1,295,551	$1,348,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,174	$132,626
Accrued compensation and benefits	48,404	49,561
Income and other taxes payable	21,550	15,499
Current portion of deferred revenue	17,265	17,995
Current portion of obligations under capital leases	61,302	55,579
Current portion of debt	1,744	1,770
Total current liabilities	255,439	273,030

Non-current liabilities:
Deferred revenue	3,695	3,816
Obligations under capital leases	60,335	46,493
Debt	1,991	1,965
Deferred income taxes	71,081	76,051
Deferred rent	32,293	35,798
Other liabilities	27,070	32,162
Total liabilities	451,904	469,315

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 137,797,855 shares issued and outstanding as of December 31, 2012; 138,086,940 shares issued and outstanding as of March 31, 2013	138	138
Additional paid-in capital	515,188	533,384
Accumulated other comprehensive loss	(8,089)	(18,158)
Retained earnings	336,410	363,671
Total stockholders’ equity	843,647	879,035
Total liabilities and stockholders’ equity	$1,295,551	$1,348,350
See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2013

Net revenue	$301,355	$362,200
Costs and expenses:
Cost of revenue	100,081	113,610
Research and development	13,447	22,773
Sales and marketing	40,286	49,814
General and administrative	55,306	63,079
Depreciation and amortization	55,151	70,111
Total costs and expenses	264,271	319,387
Income from operations	37,084	42,813
Other income (expense):
Interest expense	(1,272)	(940)
Interest and other income (expense)	137	199
Total other income (expense)	(1,135)	(741)
Income before income taxes	35,949	42,072
Income taxes	12,769	14,811
Net income	$23,180	$27,261

Other comprehensive income, net of tax
Foreign currency translation adjustments	$4,492	$(10,069)
Other comprehensive income (loss)	4,492	(10,069)
Comprehensive income	$27,672	$17,192

Net income per share
Basic	$0.17	$0.20
Diluted	$0.17	$0.19

Weighted average number of shares outstanding
Basic	133,062	137,742
Diluted	139,964	143,177

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2013
Cash Flows From Operating Activities
Net income	$23,180	$27,261
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	55,151	70,111
Loss on disposal of equipment, net	279	240
Provision for bad debts and customer credits	1,455	1,060
Deferred income taxes	4,275	6,553
Deferred rent	1,930	3,965
Share-based compensation expense	8,509	12,183
Excess tax benefits from share-based compensation arrangements	(20,235)	(4,299)
Changes in certain assets and liabilities
Accounts receivable	(9,008)	(6,268)
Prepaid expenses and other current assets	1,708	(5,637)
Accounts payable and accrued expenses	6,858	3,062
Deferred revenue	1,496	1,242
All other operating activities	(820)	4,320
Net cash provided by operating activities	74,778	113,793

Cash Flows From Investing Activities
Purchases of property and equipment	(64,621)	(105,541)
Acquisitions, net of cash acquired	(712)	(6,203)
All other investing activities	7	8
Net cash used in investing activities	(65,326)	(111,736)

Cash Flows From Financing Activities
Principal payments of capital leases	(17,273)	(18,938)
Principal payments of notes payable	(439)	(51)
Payments for deferred acquisition obligations	(1,826)	(1,179)
Receipt of Texas Enterprise Fund Grant	3,500	—
Proceeds from employee stock plans	12,381	1,714
Excess tax benefits from share-based compensation arrangements	20,235	4,299
Net cash provided by (used in) financing activities	16,578	(14,155)

Effect of exchange rate changes on cash and cash equivalents	645	(1,336)

Increase (decrease) in cash and cash equivalents	26,675	(13,434)

Cash and cash equivalents, beginning of period	159,856	292,061

Cash and cash equivalents, end of period	$186,531	$278,627

Supplemental cash flow information:
Acquisition of property and equipment by vendor financed capital leases	$22,564	$415
Increase (decrease) in property and equipment in accounts payable and accrued expenses	(4,869)	19,443
Non-cash purchases of property and equipment	$17,695	$19,858

Cash payments for interest, net of amount capitalized	$1,258	$1,096
Cash payments for income taxes	$1,955	$3,914
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

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2012 and 2013, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2013, our results of operations for the three months ended March 31, 2012 and 2013, and our cash flows for the three months ended March 31, 2012 and 2013.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or for any other interim period, or for any other future year.

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. These include reclassifications within the Condensed Consolidated Statements of Comprehensive Income that we believe provide greater transparency and clarity about our costs and expenses. The changes to the Condensed Consolidated Statements of Comprehensive Income are summarized as follows:

•
Certain costs (primarily salaries and certain benefits) that were previously included in General and Administrative expenses have been reclassified to either Cost of Revenue or Sales and Marketing expenses because we believe the personnel or activities are directly related to supporting our customers, operating our data centers or selling and marketing our products and services.

•
Certain costs that were previously included in General and Administrative expenses have been reclassified to a new category, Research and Development costs. Our Research and Development efforts are focused on the deployment of new technologies to address emerging trends, the development and evolution of proprietary tools, and the enhancement of systems and processes for sales and support. Included in this category are costs related to preliminary project assessment, research and development, re-engineering, training, and application maintenance. These costs are consistent with the definition of research and development activities in the Financial Accounting Standard Board's Accounting Standards Codification Topic 730, Research and Development.

The changes do not affect the Company's previously reported Income from Operations or Net Income for the three months ended March 31, 2012 or amounts in the Condensed Consolidated Balance Sheet as of December 31, 2012 and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012. In connection with (i) the filing of the Company's Form 10-Q for the second quarter of 2013, (ii) the filing of the Company's Form 10-Q for the third quarter of 2013, and (iii) the filing of the 2013 Form 10-K, similar reclassifications will be made to the Company's Consolidated Statements of Comprehensive Income.

The tables below summarize the amount by which each category in the Consolidated Statement of Comprehensive Income increased/(decreased) for each period:

	Three Months Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012
Cost of revenue	$12,841	$12,520	$12,617
Research and development	13,447	16,742	19,528
Sales and marketing	1,784	1,697	2,185
General and administrative	(28,072)	(30,959)	(34,330)

	Six Months Ended	Nine Months Ended
(In thousands)	June 30, 2012	September 30, 2012
Cost of revenue	$25,361	$37,978
Research and development	30,189	49,717
Sales and marketing	3,481	5,666
General and administrative	(59,031)	(93,361)

	Year Ended
(In thousands)	December 31, 2011	December 31, 2012
Cost of revenue	$37,246	$51,534
Research and development	41,423	69,928
Sales and marketing	4,669	8,064
General and administrative	(83,338)	(129,526)

Additionally, the Company corrected immaterial errors in its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 by increasing purchases of property and equipment reflected in investing activities by $4.9 million with an equal and offsetting increase in the change in accounts payable and accrued expenses in operating activities.  These amounts were inadvertently understated because property and equipment acquired but unpaid as of the end of the reporting period was included in the amounts previously reported. The correction increases the Company's net cash provided by operating activities and net cash used in investing activities included within the Condensed Consolidated Statement of Cash Flows. This correction does not impact the Company's previously reported amounts in its Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 or the Company's Condensed Consolidated Balance Sheet as of December 31, 2012.

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

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2012, included in our Annual Report on Form 10-K.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2013
Basic net income per share:
Net income	$23,180	$27,261
Weighted average shares outstanding:
Common stock	133,062	137,742
Number of shares used in per share computations	133,062	137,742
Earnings per share	$0.17	$0.20

Diluted net income per share:
Net income	$23,180	$27,261
Weighted average shares outstanding:
Common stock	133,062	137,742
Stock options, awards and employee share purchase plan	6,902	5,435
Number of shares used in per share computations	139,964	143,177
Earnings per share	$0.17	$0.19

We excluded 1.6 million and 1.5 million potential common shares from the computation of dilutive earnings per share for the three months ended March 31, 2012 and 2013, respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2012	March 31, 2013
Cash deposits	$131,271	$119,801
Money market funds	160,790	158,826
Cash and cash equivalents	$292,061	$278,627

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

There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities presented on our balance sheet as disclosed in our Form 10-K for the year ended December 31, 2012.

Assets and liabilities measured at fair value on a recurring basis are summarized by level below.  The table does not include assets and liabilities that are measured at historical costs or any other basis other than fair value.

	December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$160,790	$—	$—	$160,790
Rabbi trust (2)	520	—	—	520
Total	$161,310	$—	$—	$161,310

Liabilities:
Deferred compensation (3)	$410	$—	$—	$410
Total	$410	$—	$—	$410

	March 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$158,826	$—	$—	$158,826
Rabbi trust (2)	634	—	—	634
Total	$159,460	$—	$—	$159,460

Liabilities:
Deferred compensation (3)	$496	$—	$—	$496
Total	$496	$—	$—	$496

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the statement of comprehensive income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During the three months ended March 31, 2012 and March 31, 2013, we recognized minimal net gains as interest and other income.

5. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in thousands)	Estimated Useful Lives				December 31, 2012	March 31, 2013
Computers, software and equipment	1	-	5	years	$1,140,772	$1,214,646
Furniture and fixtures	7	years			40,557	42,866
Buildings and leasehold improvements	2	-	30	years	214,858	211,400
Land					15,864	15,864
Property and equipment, at cost					1,412,051	1,484,776
Less accumulated depreciation and amortization					(738,274)	(787,038)
Work in process					51,208	72,956
Property and equipment, net					$724,985	$770,694

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $53.4 million and $67.9 million for the three months ended March 31, 2012 and 2013, respectively.

At December 31, 2012, the work in process balance consisted of build outs of $28.4 million for office facilities, $2.8 million for data centers, and $20.0 million for capitalized software and other projects.  At March 31, 2013, the work in process balance consisted of build outs of $32.0 million for office facilities, $11.1 million for data centers, and $29.9 million for capitalized software and other projects.

There was no interest capitalized during the three months ended March 31, 2012 or 2013.

6. Business Combinations and Goodwill

During the first three months of 2013, we acquired two companies for total cash and equity consideration of $11.5 million, of which approximately $7.1 million was attributed to goodwill, $6.7 million to acquired intangible assets and $2.3 million to other net liabilities assumed. The equity consideration is expected to be paid later in 2013. The acquisitions were accounted for using the acquisition method, and the purchase prices were allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. These estimates are subject to change within the measurement period. The consolidated statements of comprehensive income include the results of operations for the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

The intangible assets acquired as part of these acquisitions have a weighted-average useful life of of 3.2 years.

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2012	$68,742
Acquisitions	7,130
Balance at March 31, 2013	$75,872

The goodwill recorded in 2013 is not deductible for tax purposes.

In prior periods, we acquired companies that required additional future payments in addition to the initial cash payment. During the first three months of 2013, we paid $1.3 million related to these previous acquisitions, and as of March 31, 2013, the fair value of the remaining liability recorded was $0.7 million.

7. Commitments and Contingencies

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain. We are involved in the following legal proceedings:

On October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston was filed in the 37th District Court in Bexar County Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We believe that the amount or range of reasonably possible loss in this case will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

We cannot predict the impact (if any) that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

8. Share-Based Compensation

The Company has granted equity awards to its employees and directors in the form of stock options and restricted stock. The exercise price of all stock options granted is not less than 100% of the fair market value of a share of common stock as of the date of grant. The stock options granted generally vest ratably over a four-year period or cliff-vest at the third anniversary date of the grant. Stock options assumed through acquisitions vest 25% the first year and ratably over the remaining periods. All stock options expire seven to ten years following the grant date. The restricted stock generally vest ratably over a four-year period. Certain key executives receive restricted stock grants that vest based on predetermined market and/or performance conditions.

The composition of the equity awards outstanding as of December 31, 2012 and March 31, 2013 was as follows:

	December 31, 2012	March 31, 2013
Restricted stock	2,800,230	2,566,039
Stock options	9,032,512	8,846,775
Total outstanding awards	11,832,742	11,412,814

The Company also has an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, eligible employees may purchase a limited number of shares of the Company's common stock at the lesser of 85% of the market value on the enrollment date or the purchase date. The ESPP is made up of a series of offering periods. Each offering period has a maximum term of 24 months and is divided into semi-annual purchase intervals. The current ESPP began on January 1, 2012 and will conclude on December 31, 2013. Eligible employees may enroll at the beginning of any semi-annual purchase interval.

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(in thousands)	2012	2013
Cost of revenue	$2,266	$2,519
Research and development	1,322	1,747
Sales and marketing	1,158	1,658
General and administrative	3,763	6,259
Pre-tax share-based compensation	8,509	12,183
Less: Income tax benefit	(3,022)	(4,289)
Total share-based compensation expense, net of tax	$5,487	$7,894

The Company has made certain reclassifications to the prior year amounts above in order to conform to the current year's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for more information about these reclassifications.

As of March 31, 2013, there was $106.7 million of total unrecognized compensation cost related to restricted stock, options and the ESPP, which will be amortized using the straight-line method over a weighted average period of 2.1 years.

9. Taxes

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

We expect a taxable profit in the U.S. and U.K. for the full year 2013 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation in 2013.  As a result, we have recognized an excess tax benefit in the U.S. and U.K. during the current period.

The company has not recognized a deferred tax liability for undistributed earnings of its foreign subsidiaries because such earnings are considered indefinitely invested in a foreign country. We intend to reinvest these earnings in active non-U.S. business operations and do not currently intend to repatriate these earnings to fund U.S. operations. The determination of the amount of unrecognized deferred tax liability related to undistributed earnings is not practicable.

10. Comprehensive Income

There was no income tax expense allocated to foreign currency translation adjustments during the three months ended March 31, 2012 or 2013.

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 was as follows:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2012	$(8,089)
Foreign currency cumulative translation adjustment, net of taxes	(10,069)
Balance at March 31, 2013	$(18,158)

11. Segment Information

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

Overview of our Business

Rackspace is the open cloud company, delivering open source technologies at web scale to more than 200,000 business customers in 120 countries. We free our business customers from much of the expense and hassle of owning and managing their own computer hardware and software. We are a founder of OpenStack®, a fast growing open cloud platform and developer community. Our leadership in open standards promotes faster innovation and gives customers freedom of movement among cloud providers. We are also a pioneer in hybrid cloud, which can deliver superior performance and cost savings for customers by running each of their applications on the platform where it runs best - whether on public cloud, private cloud, or dedicated hardware. Our growth is the result of our technology leadership and our renowned customer service, known as Fanatical Support.

Over the last several years we have made significant investments in open technologies, hybrid cloud and Fanatical Support. We will continue to pursue strategic investments that have the potential to increase our capabilities to serve customers, enhance our competitive advantage, and generate savings. We are committed to delivering Fanatical Support for the open cloud and our entire product portfolio, and we will continue to pursue our vision to be considered one of the world’s great service companies.

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Hong Kong and recently opened a data center and sales office in Australia. Our growth strategy includes targeting additional international markets as we plan to continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first three months of 2013, no individual customer accounted for greater than 2% of our net revenue.

Product and Service Offerings

We continue to invest in our hybrid cloud, which provides each customer the cloud services that best fit its specific needs, with applications running where they run most cost-effectively, whether on public cloud, private cloud, or dedicated hardware; in our data centers; or in the customer's facilities. Customers using hybrid cloud can achieve higher performance and overall lower costs when compared to a one-size-fits-all provider that offers only one platform such as public cloud. We make public cloud and dedicated cloud work seamlessly together for customers through our innovative RackConnect® offering, and we are working to extend that service to include private cloud.

We continue to invest in our public cloud service and believe it is an important part of our future success. The primary benefit of public cloud is the value proposition that it provides for businesses because it enables them to match costs directly to revenue and to scale up and down on a real-time basis as necessary. We do not believe that public cloud will replace traditional dedicated cloud offerings because we believe the two complement one another, allowing customers to choose the best platform for each of their applications. A focus in our growth strategy is to build our product portfolio to include higher service levels and additional capabilities. We are investing in this strategy and are creating new technologies to help businesses leverage the benefits of public cloud hosting.

Our product strategy includes the development of a variety of new capabilities and features and building a support business around the OpenStack cloud computing platform. In 2012, we introduced the Rackspace Open Cloud, which marks the first time any company has deployed a large-scale open source public cloud powered by OpenStack. With the complete suite of OpenStack-based cloud solutions in full production, Rackspace offers an open, fast and simple cloud experience by providing customers with choice and control without the fear of being locked into proprietary technologies. Our open cloud solutions, backed by Fanatical Support, further expand our portfolio and are also available under a managed service level that makes our expertise available to design, plan, deploy, optimize and maintain the environments our customers utilize for business-critical applications.

In 2012 we also released our Rackspace Private Cloud service offering. Private cloud refers to virtualized cloud computing resources that are dedicated to one particular customer, rather than being used by multiple customers. Rackspace facilitates implementing the OpenStack platform, in combination with operations and support services, in any data center a customer may choose: theirs, ours, or one run by a third party. Customers can choose among support options that range from basic software support to advanced Rackspace operational support.  Private cloud has proven popular among our customers who value enhanced control, compliance, and customization and whose deployments are large enough to justify their own cloud infrastructure.  When customers use Rackspace to install and operate a private cloud in the customer's data center or in a colocation facility, the business model becomes highly capital-efficient for Rackspace, as we do not have to buy additional hardware or lease additional data center space.  It represents a new and promising way for Rackspace to deliver open technologies backed by Fanatical Support. Though our private cloud offering is relatively new, the research firm Forrester, in its 2013 assessment of “Hosted Private Cloud” providers, ranked Rackspace as one its two “top performers.” Revenue for the Rackspace Private Cloud is included within Dedicated Cloud revenue in our Key Metrics table.

Our on-going public cloud product and platform transition is a lengthy and complex process that began with a strategic decision to adopt an open source solution to power our public cloud. This involved deploying significant resources to develop and implement the cloud products that comprise the key elements of the OpenStack platform, then continued through the actual roll-out of the new platform, and continues today with infrastructure and support changes, new marketing and sales strategies, corporate-wide knowledge development and training, and reorganization of business units as necessary for the success of the platform and products. In the section titled, "Risk Factors," see the risk factor titled, "If we are unable to adapt to evolving technologies and customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may suffer."

While we believe that these new capabilities and features could drive future incremental demand, there are certain risks associated with such a significant product transition and platform shift. These risks could adversely impact our ability to execute on our growth strategy and therefore capitalize on the current market opportunity, both in the short and long term. They include: (i) the acceptance by current and prospective customers of our new public cloud and Rackspace Private Cloud platform and product set; (ii) increasing competition in our industry by competitors that have greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater brand recognition, more established relationships in the industry, and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities; (iii) new pricing strategies that may include lowering price points for cloud products to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our cloud products to certain significant cloud customers; (iv) the adoption of OpenStack as the ubiquitous open source cloud computing platform standard for public and private clouds, which could be negatively impacted by a delay in product releases; (v) unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we serve, including the current volatile economic environment found in Europe; and (vi) other risks as set forth in the section titled “Risk Factors.”

Recent Developments

In February 2013 we acquired ObjectRocket, a MongoDB database as a service provider, and in March 2013 we acquired Exceptional Cloud Services, a cloud computing service company with products geared toward developers. While the acquisitions did not have a material impact on the results of the quarter, the acquisitions further enhance our portfolio of products and services. If appropriate opportunities present themselves, we may make additional acquisitions in the future in order to increase our service capabilities and product offerings.

Key Metrics

We carefully track several financial and operational metrics to monitor and manage our growth, financial performance, and capacity. Our key metrics are structured around growth, profitability, capital efficiency, and infrastructure capacity and utilization. The following data should be read in conjunction with the consolidated financial statements, the notes to the financial statements and other financial information included in this Quarterly Report on Form 10-Q.

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013

Growth
Dedicated Cloud, net revenue	$236,604	$246,417	$256,559	$265,585	$271,311
Public Cloud, net revenue	$64,751	$72,573	$79,426	$87,324	$90,889
Net revenue	$301,355	$318,990	$335,985	$352,909	$362,200
Revenue growth (year over year)	31.0%	29.0%	27.0%	24.6%	20.2%
Net upgrades (monthly average)	1.5%	1.7%	1.6%	1.2%	0.9%
Churn (monthly average)	-0.8%	-0.8%	-0.8%	-0.7%	-0.8%
Growth in installed base (monthly average) (2)	0.7%	1.0%	0.8%	0.5%	0.1%
Number of employees (Rackers) at period end	4,335	4,528	4,596	4,852	5,043
Number of servers deployed at period end	82,438	84,978	89,051	90,524	94,122
Average monthly revenue per server	$1,238	$1,270	$1,287	$1,310	$1,308
Profitability
Income from operations	$37,084	$40,704	$45,330	$49,623	$42,813
Depreciation and amortization	$55,151	$61,808	$63,972	$68,914	$70,111
Share-based compensation expense
Cost of revenue (3)	$2,266	$2,068	$2,499	$2,759	$2,519
Research and development (3)	$1,322	$1,340	$1,677	$1,459	$1,747
Sales and marketing (3)	$1,158	$1,436	$2,021	$1,764	$1,658
General and administrative (3)	$3,763	$4,531	$6,221	$5,262	$6,259
Total share-based compensation expense	$8,509	$9,375	$12,418	$11,244	$12,183
Adjusted EBITDA (1)	$100,744	$111,887	$121,720	$129,781	$125,107
Adjusted EBITDA margin	33.4%	35.1%	36.2%	36.8%	34.5%
Operating income margin	12.3%	12.8%	13.5%	14.1%	11.8%
Income from operations	$37,084	$40,704	$45,330	$49,623	$42,813
Effective tax rate	35.5%	35.7%	38.3%	38.8%	35.2%
Net operating profit after tax (NOPAT) (1)	$23,919	$26,173	$27,969	$30,369	$27,743
NOPAT margin	7.9%	8.2%	8.3%	8.6%	7.7%
Capital efficiency and returns
Interest bearing debt	$143,978	$149,226	$150,112	$125,372	$105,807
Stockholders' equity	$668,436	$714,819	$781,934	$843,647	$879,035
Less: Excess cash	$(150,368)	$(177,169)	$(217,333)	$(249,712)	$(235,163)
Capital base	$662,046	$686,876	$714,713	$719,307	$749,679
Average capital base	$637,365	$674,461	$700,795	$717,010	$734,493
Capital turnover (annualized)	1.89	1.89	1.92	1.97	1.97
Return on capital (annualized) (1)	15.0%	15.5%	16.0%	16.9%	15.1%
Capital expenditures
Cash purchases of property and equipment	$64,621	$69,385	$53,449	$82,919	$105,541
Non-cash purchases of property and equipment	$17,695	$12,583	$31,934	$5,096	$19,858
Total capital expenditures	$82,316	$81,968	$85,383	$88,015	$125,399
Customer gear	$52,999	$53,746	$51,026	$60,099	$85,690
Data center build outs	$9,473	$3,285	$5,767	$7,768	$13,228
Office build outs	$4,666	$4,015	$3,413	$2,288	$7,860
Capitalized software and other projects	$15,178	$20,922	$25,177	$17,860	$18,621
Total capital expenditures	$82,316	$81,968	$85,383	$88,015	$125,399
Infrastructure capacity and utilization
Megawatts under contract at period end	47.8	58.0	58.0	61.1	59.4
Megawatts available for use at period end	32.2	32.7	33.7	36.9	38.8
Megawatts utilized at period end	21.4	22.7	23.5	24.0	24.7
Annualized net revenue per average Megawatt of power utilized	$56,994	$57,867	$58,179	$59,437	$59,499

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

(2)	Due to rounding, totals may not equal the sum of the line items in the table above.

(3)
Certain reclassifications have been made to prior period amounts in order to conform to the current year's presentation. For more information, refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," within Item 1 of this Form 10-Q.

Beginning this quarter, we have removed customer count from the Key Metrics table above as management no longer believes it is a key indicator of financial condition and operating performance.  Over time, the relevance of our total customer count has diminished in terms of analyzing or predicting revenue trends given the ongoing growth of our public cloud, a broader set of products with different price points, the acquisitions we’ve made, and customers migrating from legacy platforms to new platforms. Therefore, management believes that other reported metrics, such as server count, are more relevant metrics for analyzing our results and assessing performance and trends.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) / Average capital base

NOPAT = Income from operations x (1 – Effective tax rate)

Average capital base = Average of (Interest bearing debt + stockholders’ equity – excess cash) = Average of (Total assets – excess cash – accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable – deferred revenue – other non-current liabilities, deferred income taxes, and deferred rent)

We define excess cash as the amount of cash and cash equivalents that exceeds our operating cash requirements, which is calculated as three percent of our annualized net revenue for the three months prior to the period end.  We will periodically review the calculation and adjust it to reflect our projected cash requirements for the upcoming year.

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

ROC increased from 15.0% for the three months ended March 31, 2012 to 15.1% for the three months ended March 31, 2013. A decrease in the effective tax rate was partially offset by an increase in operating costs as a percentage of revenue and an increase in our capital base.  Return on assets decreased from 8.8% for the three months ended March 31, 2012 to 8.2% for the three months ended March 31, 2013. This decrease was primarily due to operating expenses increasing as a percentage of revenue and growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of ROC to the calculation of return on assets in the table below:

	Three Months Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Income from operations	$37,084	$40,704	$45,330	$49,623	$42,813
Effective tax rate	35.5%	35.7%	38.3%	38.8%	35.2%
Net operating profit after tax (NOPAT)	$23,919	$26,173	$27,969	$30,369	$27,743

Net income	$23,180	$25,134	$27,197	$29,907	$27,261

Total assets at period end	$1,089,393	$1,138,728	$1,241,765	$1,295,551	$1,348,350
Less: Excess cash	(150,368)	(177,169)	(217,333)	(249,712)	(235,163)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(153,668)	(148,091)	(177,328)	(175,128)	(197,686)
Less: Deferred revenue (current and non-current)	(20,195)	(19,227)	(18,483)	(20,960)	(21,811)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(103,116)	(107,365)	(113,908)	(130,444)	(144,011)
Capital base	$662,046	$686,876	$714,713	$719,307	$749,679

Average total assets	$1,057,938	$1,114,061	$1,190,247	$1,268,658	$1,321,951
Average capital base	$637,365	$674,461	$700,795	$717,010	$734,493

Return on assets (annualized)	8.8%	9.0%	9.1%	9.4%	8.2%
Return on capital (annualized)	15.0%	15.5%	16.0%	16.9%	15.1%

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

Adjusted EBITDA increased $24 million, or 24%, from $101 million in the three months ended March 31, 2012 to $125 million in the three months ended March 31, 2013.  Adjusted EBITDA as a percentage of revenue increased from 33.4% for the three months ended March 31, 2012 to 34.5% for the three months ended March 31, 2013.  The primary drivers of the increase in Adjusted EBITDA margin were decreases in Cost of Revenue and General and Administrative expenses as a percentage of revenue, partially offset by an increase in Research and Development expenses as a percentage of revenue.  Also impacting our results were changes in non-cash deferred rent and non-equity incentive compensation. Non-cash rent increased from $2 million in the three months ended March 31, 2012 to $4 million in the three months ended March 31, 2013.  Non-equity incentive compensation for the three months ended March 31, 2013 decreased $1 million from the three months ended March 31, 2012 due to a decrease in the payout percentage, partially offset by increased headcount. Adjusted EBITDA margin decreased from 36.8% for the three months ended December 31, 2012 to 34.5% for the three months ended March 31, 2013 primarily due to an increase in Sales and Marketing expenses as a percentage of revenue. As we pursue our plans to re-accelerate revenue growth and deliberately increase investments into the business, we expect that in the near term Adjusted EBITDA margin could decline to approximately 30%, depending upon whether and how quickly those investments pay off.

Employee non-equity incentive compensation through our current non-equity incentive plan is dependent upon the net revenue of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense.  Additionally, the Compensation Committee has the discretion to modify a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan. Previously, the metric by which we determined a payout under the bonus plan was net income, which was oriented towards cost management and profit. Beginning in 2013, the Board changed the metric by which we determine a payout under the bonus plan to net revenue growth to add a greater focus on our desire to accelerate our growth opportunities.

Income from operations has been unfavorably impacted by increases in our Research and Development and Depreciation and Amortization expenses as a percentage of revenue. Our operating income margin decreased from 12.3% for the three months ended March 31, 2012 to 11.8% for the three months ended March 31, 2013.

See our reconciliation of Adjusted EBITDA to net income in the table below:

	Three Months Ended
(Dollars in thousands)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013

Net revenue	$301,355	$318,990	$335,985	$352,909	$362,200

Income from operations	$37,084	$40,704	$45,330	$49,623	$42,813

Net income	$23,180	$25,134	$27,197	$29,907	$27,261
Plus: Income taxes	12,769	13,932	16,918	18,970	14,811
Plus: Total other (income) expense	1,135	1,638	1,215	746	741
Plus: Depreciation and amortization	55,151	61,808	63,972	68,914	70,111
Plus: Share-based compensation expense	8,509	9,375	12,418	11,244	12,183
Adjusted EBITDA	$100,744	$111,887	$121,720	$129,781	$125,107

Operating income margin	12.3%	12.8%	13.5%	14.1%	11.8%

Adjusted EBITDA margin	33.4%	35.1%	36.2%	36.8%	34.5%

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

See our reconciliation of Adjusted Free Cash Flow to Adjusted EBITDA below, as well as our reconciliation of Adjusted EBITDA to net income provided above.

Three Months Ended
(In thousands)	March 31, 2013
Adjusted EBITDA	$125,107
Non-cash deferred rent	3,965
Total capital expenditures	(125,399)
Cash payments for interest, net	(1,051)
Cash payments for income taxes, net	(3,839)
Adjusted free cash flow	$(1,217)

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

See our Net Leverage calculation below:

	As of
(Dollars in thousands)	March 31, 2013
Obligations under capital leases	$102,072
Debt	3,735
Total debt	$105,807
Less: Cash and cash equivalents	(278,627)
Net debt	$(172,820)
Adjusted EBITDA (trailing twelve months)	$488,495
Net leverage	(0.35)	x

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The Company has made certain reclassifications to the prior year amounts below in order to conform to the current year's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," within Item 1 of this Form 10-Q for more information about these reclassifications.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net revenue	$301,355	$318,990	$335,985	$352,909	$362,200
Costs and expenses:
Cost of revenue	100,081	102,572	107,348	109,012	113,610
Research and development	13,447	16,742	19,528	20,211	22,773
Sales and marketing	40,286	41,310	41,109	43,467	49,814
General and administrative	55,306	55,854	58,698	61,682	63,079
Depreciation and amortization	55,151	61,808	63,972	68,914	70,111
Total costs and expenses	264,271	278,286	290,655	303,286	319,387
Income from operations	37,084	40,704	45,330	49,623	42,813
Other income (expense):
Interest expense	(1,272)	(1,233)	(1,253)	(991)	(940)
Interest and other income (expense)	137	(405)	38	245	199
Total other income (expense)	(1,135)	(1,638)	(1,215)	(746)	(741)
Income before income taxes	35,949	39,066	44,115	48,877	42,072
Income taxes	12,769	13,932	16,918	18,970	14,811
Net income	$23,180	$25,134	$27,197	$29,907	$27,261

 Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	33.2%	32.2%	32.0%	30.9%	31.4%
Research and development	4.5%	5.2%	5.8%	5.7%	6.3%
Sales and marketing	13.4%	13.0%	12.2%	12.3%	13.8%
General and administrative	18.4%	17.5%	17.5%	17.5%	17.4%
Depreciation and amortization	18.3%	19.4%	19.0%	19.5%	19.4%
Total costs and expenses	87.7%	87.2%	86.5%	85.9%	88.2%
Income from operations	12.3%	12.8%	13.5%	14.1%	11.8%
Other income (expense):
Interest expense	(0.4)%	(0.4)%	(0.4)%	(0.3)%	(0.3)%
Interest and other income (expense)	0.0%	(0.1)%	0.0%	0.1%	0.1%
Total other income (expense)	(0.4)%	(0.5)%	(0.4)%	(0.2)%	(0.2)%
Income before income taxes	11.9%	12.2%	13.1%	13.8%	11.6%
Income taxes	4.2%	4.4%	5.0%	5.4%	4.1%
Net income	7.7%	7.9%	8.1%	8.5%	7.5%
Due to rounding, totals may not equal the sum of the line items in the table above.

First Quarter 2013 Overview

The highlights and significant events of the three months ended March 31, 2013 and the impact on our operating results compared to the three months ended December 31, 2012 were as follows:

Net Revenue

Net revenue increased $9 million, or 3%, from $353 million in the three months ended December 31, 2012 to $362 million in the three months ended March 31, 2013, primarily due to both an increasing number of new customers and incremental services rendered to existing customers. Overall, our installed base grew at a monthly average rate of 0.1% in the three months ended March 31, 2013, compared to 0.5% in the three months ended December 31, 2012. Net revenue for dedicated cloud increased 2% while net revenue for public cloud increased 4% from the fourth quarter of 2012.

The first quarter of 2013 reflected slightly lower growth than prior quarters.  A number of items have accounted for the growth rate deceleration, including, without limitation, our ongoing public cloud platform transition, competition, and foreign exchange.  We reasonably expect that the ongoing public cloud platform transition will continue throughout 2013, which may negatively impact our revenue growth rate. We have provided an expected revenue range for the second quarter of 2013 of $369 million to $375 million, representing sequential growth between approximately 2.0% and 3.5%.

During the first quarter, sequential quarter revenue growth was negatively impacted by a stronger U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the first quarter of 2013 would have been approximately $3 million higher had foreign exchange rates remained constant from the prior quarter, with minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.

Income from Operations

Operating income margin decreased from 14.1% in the three months ended December 31, 2012 to 11.8% in the three months ended March 31, 2013. The primary contributors to this decrease included increased marketing spend associated with the open cloud branding campaign that was launched during the quarter, more product development work on the new OpenStack public cloud platform and an increase in data center costs including rent expense due to additional data center space coming on-line during the quarter. Additionally, employee-related expenses increased at a faster rate than net revenue as a result of average headcount increasing 5% compared to net revenue growth of 3%. We reasonably expect that these factors will continue as we pursue our plans to re-accelerate revenue growth and deliberately increase investments into the business.

Three Months Ended March 31, 2012 and March 31, 2013

Net Revenue

Net revenue increased $61 million, or 20%, from $301 million in the three months ended March 31, 2012 to $362 million in the three months ended March 31, 2013, primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers.  Net revenue for dedicated cloud increased 15% while net revenue for public cloud increased 40%. Overall, our installed base grew at a monthly average rate of 0.1% in the three months ended March 31, 2013, compared to 0.7% in the three months ended March 31, 2012.

Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the functional currencies of our foreign operations.  Net revenue for the three months ended March 31, 2013 would have been approximately $1 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $14 million, or 14%, from $100 million in the three months ended March 31, 2012 to $114 million in the three months ended March 31, 2013. Of this increase, $5 million was attributable to employee-related expenses due to increases in salaries and benefits and share-based compensation expense, partially offset by a decrease in non-equity incentive compensation. These increases are primarily due to additional headcount and salary increases, partially offset by a lower percentage attainment against the pre-set target for non-equity incentive compensation.  The cost increase was further attributable to an increase in license costs of $3 million and an increase in data center costs of $7 million, mostly related to rent, maintenance and utilities.  The remaining variance was due to small changes in other cost of revenue expenses. Cost of revenue decreased as a percentage of net revenue, from 33.2% in the three months ended March 31, 2012 to 31.4% in the three months ended March 31, 2013, primarily due to employee-related expenses and license expenses each increasing at a slower rate than revenue.

Research and Development Expenses

Research and development expense increased $10 million, or 77%, from $13 million in the three months ended March 31, 2012 to $23 million in the three months ended March 31, 2013. Of this increase, $8 million was attributable to employee-related expenses due to increases in salaries and benefits, share-based compensation expense, and non-equity incentive compensation. These increases are primarily due to additional headcount and salary increases, partially offset by a lower percentage attainment against the pre-set target for non-equity incentive compensation. The remaining variance was due to small changes in other research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $10 million, or 25%, from $40 million in the three months ended March 31, 2012 to $50 million in the three months ended March 31, 2013. Of this increase, $4 million was attributable to employee-related expenses due to increases in salaries and benefits and share-based compensation expense, partially offset by a decrease in commissions due to sales targets increasing at a faster rate than attainment amounts. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. Marketing program expenses increased $5 million primarily due to the branding campaign launched during the first quarter of 2013. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $8 million, or 15%, from $55 million in the three months ended March 31, 2012 to $63 million in the three months ended March 31, 2013. Of this increase, $6 million was attributable to employee-related expenses due to increases in salaries and benefits and share-based compensation expense, partially offset by decreases in payroll taxes and non-equity incentive compensation.  These increases are primarily due to additional headcount, salary increases and new equity grants, partially offset by a lower non-equity incentive compensation payout percentage and lower payroll taxes on reduced stock option exercise activity. Professional fees increased $1 million primarily as a result of consulting expenses related to tax and legal services. The remaining variance was due to small changes in other general and administrative expenses. General and Administrative expenses decreased as a percentage of net revenue from 18.4% in the three months ended March 31, 2012 to 17.4% in the three months ended March 31, 2013, primarily due to employee-related expenses increasing at a slower rate than revenue.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $15 million, or 27%, from $55 million in the three months ended March 31, 2012 to $70 million in the three months ended March 31, 2013. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software.

Income Taxes

Our effective tax rate decreased from 35.5% for the three months ended March 31, 2012 to 35.2% for the three months ended March 31, 2013 due primarily to certain discrete items for Research and Development credits that were recorded in the first quarter of 2013.  Overall, the differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

At March 31, 2013, we held $279 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, vendor-financed arrangements, and existing amounts available under our revolving credit facility as our primary sources of liquidity.  We currently believe that current cash and cash equivalents, cash generated by operations, and available borrowings will be sufficient to meet our operating and capital needs in the foreseeable future.

Our available cash and cash equivalents are held in bank deposits, money market funds, and overnight sweep accounts. Our money market mutual funds comply with Rule 2a-7 and invest exclusively in high-quality, short-term obligations that include securities issued or guaranteed by the U.S. government or by U.S. government agencies and floating rate and variable rate demand notes of U.S. and foreign corporations. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation, or “FDIC,” insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Of our cash and cash equivalents at March 31, 2013, $40 million was held by our foreign subsidiaries. If these funds are repatriated, we will be required to accrue and pay taxes; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs.

We have vendor-financed arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  As of December 31, 2012 and March 31, 2013, we had $125 million and $106 million outstanding with respect to these arrangements.  While we believe our borrowings from these arrangements will continue to be available, we have shifted our current strategy and have begun to pay cash for most of our equipment purchases rather than financing them through these arrangements. This shift in strategy was a main factor in the decrease in our cash and cash equivalents, increase in accounts payable and accrued expenses and decrease in working capital from December 31, 2012 to March 31, 2013.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September of 2016.  The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities.  As of March 31, 2013, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of March 31, 2013 there were no outstanding borrowings under the revolving credit facility.

Capital Expenditure Requirements

For the full year 2013, we continue to expect to have total capital expenditures between $375 million and $445 million. We expect the bulk of capital expenditures to be on customer gear to support revenue growth.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2012	2013
Cash provided by operating activities	$74,778	$113,793
Cash used in investing activities	$(65,326)	$(111,736)
Cash provided by (used in) financing activities	$16,578	$(14,155)
Non-cash purchases of property and equipment	$17,695	$19,858

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management.  Net cash provided by operating activities increased $39 million, or 52%, from $75 million in the first three months of 2012 to $114 million in the first three months of 2013.  Net income increased from $23 million in the first three months of 2012 to $27 million in the first three months of 2013.

A summary of the significant changes in non-cash adjustments affecting net income is as follows:

•
Depreciation and amortization expense increased by $15 million, from $55 million in the first three months of 2012 compared to $70 million in the first three months of 2013, due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•
The change in deferred income taxes created a $4 million increase to cash flow from operating activities in the first three months of 2012 compared to a $7 million increase in the first three months of 2013. The change in deferred income taxes is due to the increase in deferred tax liabilities related to depreciation being mostly offset by increases across multiple deferred tax asset items.

•
The change in deferred rent created a $2 million non-cash increase to cash flow from operating activities in the first three months of 2012 compared to a $4 million increase in the first three months of 2013.  The change resulted from larger cash payments made in the first three months of 2013 for data center and office lease arrangements with terms that included escalating rental payments.  As total rent expense for each of these lease arrangements is recorded on a straight-line basis for the term of the lease, there is a difference between rent expense and cash paid for rent during the period. The largest differences typically occur in the early portion of leases that include rent abatements.

•
Share-based compensation expense increased by $3 million, from $9 million in the first three months of 2012 to $12 million in the first three months of 2013, due to an increase in the fair value of equity awards granted in 2012 and the first three months of 2013.

•
Excess tax benefits from share-based compensation arrangements created an operating cash outflow of $20 million in the first three months of 2012 and $4 million in the first three months of 2013.  In accordance with the accounting guidance, Rackspace recognizes an excess tax benefit from the exercise of options to the extent that it will result in a reduction of our current tax payable.

The changes in certain assets and liabilities in the first three months of 2012 resulted in a cash inflow of $1 million compared to a cash outflow of $8 million in the first three months of 2013, primarily due to the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure; furniture, equipment and leasehold improvements to support our operations; and capitalized payroll costs related to software development. Our net cash used in investing activities increased $47 million, or 72%, from $65 million in the first three months of 2012 to $112 million in the first three months of 2013, primarily due to an increase in the purchase of property and equipment of $41 million and a $5 million increase related to cash paid for acquisitions.

Financing Activities

Net cash provided by financing activities was $17 million during the first three months of 2012 compared to net cash used in financing activities of $14 million in the first three months of 2013, a change of $31 million. The majority of this change was related to excess tax benefits from share-based compensation arrangements, which created a financing cash inflow of $20 million in the first three months of 2012 and $4 million in the first three months of 2013. Additionally, proceeds from employee stock plans decreased from $12 million in the first three months of 2012 to $2 million in the first three months of 2013 as a result of less stock option exercise activity in 2013.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in making estimates and selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. These judgments and estimates affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We consider the policies that require significant management judgment and estimates to be used in the preparation of our financial statements to be critical accounting policies.

We review our estimates and judgments on an ongoing basis, including those related to revenue recognition, service credits, allowance for doubtful accounts, property and equipment, goodwill and intangibles, contingencies, the fair valuation of stock related to share-based compensation, software development, and income taxes.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to determine the carrying values of assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

A description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K filed with the SEC on March 1, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risks since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the year-ended December 31, 2012.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, we are involved in the following legal proceedings:

On October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston was filed in the 37th District Court in Bexar County, Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleges breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. We believe that the plaintiff’s position is without merit and intend to vigorously defend this lawsuit. We believe that the amount or range of reasonably possible loss in this case will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

In February 2013, Rotatable Technologies LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, infringement of U.S. Patent No. 6,326,978 purporting to cover “Display Method for Selectively Rotating Windows on a Computer Display.” The plaintiff seeks injunctive relief, monetary damages, costs, and attorney's fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In March 2013, Parallel Iron, LLC filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleges, among other things, infringement of the following three patents: U.S Patent No. 7,197,662, U.S. Patent 7,958,388, and U.S. Patent No. 7,543,177, purporting to cover “Methods and Systems for a Storage System.” The plaintiff seeks injunctive relief, monetary damages, and costs. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact (if any) that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

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

Our operating results may fluctuate due to a variety of factors, including many of the risks described in this section, which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our prior period operating results are not an indication of our future operating performance. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given relatively fixed operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower than expected levels of revenue will be difficult. Consequently, if our revenue does not meet projected levels, our operating expenses would be high relative to our revenue, which would negatively affect our operating performance.

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

There may be intellectual property rights held by others, including issued or pending patents, trademarks and service marks that cover significant aspects of our technologies, branding or business methods, including technologies and intellectual property we have licensed from third parties. Companies in the technology industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These or other parties have claimed in the past and could claim in the future that we have misappropriated or misused intellectual property rights. Any such current or future intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert the attention of our technical and management personnel. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe. For any intellectual property rights claim against us or our customers, we may also have to pay damages, indemnify our customers against damages or stop using technology or intellectual property found to be in violation of a third party’s rights. We may be unable to replace those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms or at all. Licensing replacement technologies and intellectual property may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology and intellectual property, which could require significant effort, time, and expense.

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

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies. We cannot be assured that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have two patents issued and a number of patent applications pending in the U.S. and the European Union. Our patent applications may be challenged and/or ultimately rejected, and our issued patents may be contested, circumvented, found unenforceable or invalidated.

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22.0 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest.  On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007, for a total of 2,661 jobs in Texas). We received the initial installment of $5.0 million from the State of Texas in September 2007, and, after achieving the Job Target as of December 31, 2011, we received the remaining $3.5 million in March 2012. These amounts were recorded as non-current liabilities. The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. We have currently met the required employment level of the first tranche and, if we maintain or increase our current employment level, we would expect to request an additional $5.5 million of funding in January 2014. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year.

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

Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions.  If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility and, if those amounts owed at the time of the default are substantial, the repayment could materially and adversely affect our liquidity and business. As of March 31, 2013, there was no outstanding indebtedness under our credit facility other than an immaterial outstanding letter of credit.

We also have substantial equipment lease obligations, the principal balance of which totaled approximately $102.1 million as of March 31, 2013. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first three months of 2013, we expensed approximately $5.9 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption.  If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow, we may enter into swaps to continuously control our interest rate risk.  As a result, we are exposed to interest rate risk on our borrowings.  As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually.   As of March 31, 2013, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

Since our products and services are web-based, we store substantial amounts of data for our customers on our servers, including personal information. Any systems failure or compromise of our security that results in the release of our customers’ data could (i) subject us to substantial damage claims from our customers, (ii) expose us to costly regulatory remediation and (iii) harm our reputation and brand. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand our hosting footprint.

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

Our referral and reseller partners provide a significant portion of our revenues, and we benefit from our association with them. The loss of these participants could adversely affect our business.

Our referral and reseller partners drive a significant amount of revenue to our business . Most of these partners offer services that are complementary to our services; however, some may actually compete with us in one or more of our product or service offerings. These network partners may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own services rather than ours, which could cause our revenue to decline.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, operating results that do not meet the market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, between December 31, 2012 and March 31, 2013, the closing trading price of our common stock was very volatile, ranging between $49.74 and $79.24 per share, including single-day increases of up to 3.8% and declines up to 19.6%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q.

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

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1†	Agreement for Lease between Digital Realty (St. Denis SARL) and Rackspace Limited, dated January 11, 2013
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2013.

Rackspace Hosting, Inc.

Date:	May 10, 2013	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 10, 2013	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)