Form 10-Q
period 2013-06-30
RACKSPACE HOSTING, INC.
filed 2013-08-09
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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

On August 2, 2013, 138,938,060 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2012	June 30, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$292,061	$263,052
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,236 as of December 31, 2012 and $3,720 as of June 30, 2013	92,834	102,591
Deferred income taxes	10,320	20,770
Prepaid expenses	25,195	21,897
Other current assets	4,835	8,464
Total current assets	425,245	416,774

Property and equipment, net	724,985	802,666
Goodwill	68,742	76,831
Intangible assets, net	23,802	26,100
Other non-current assets	52,777	55,557
Total assets	$1,295,551	$1,377,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,174	$113,421
Accrued compensation and benefits	48,404	49,673
Income and other taxes payable	21,550	15,458
Current portion of deferred revenue	17,265	17,803
Current portion of obligations under capital leases	61,302	50,245
Current portion of debt	1,744	1,808
Total current liabilities	255,439	248,408

Non-current liabilities:
Deferred revenue	3,695	4,833
Obligations under capital leases	60,335	35,237
Debt	1,991	1,144
Deferred income taxes	71,081	83,423
Deferred rent	32,293	36,887
Other liabilities	27,070	34,099
Total liabilities	451,904	444,031

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 137,797,855 shares issued and outstanding as of December 31, 2012; 138,853,330 shares issued and outstanding as of June 30, 2013	138	139
Additional paid-in capital	515,188	567,738
Accumulated other comprehensive loss	(8,089)	(20,018)
Retained earnings	336,410	386,038
Total stockholders’ equity	843,647	933,897
Total liabilities and stockholders’ equity	$1,295,551	$1,377,928
See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2013	2012	2013

Net revenue	$318,990	$375,847	$620,345	$738,047
Costs and expenses:
Cost of revenue	102,572	117,658	202,653	231,268
Research and development	16,742	26,776	30,189	49,549
Sales and marketing	41,310	52,269	81,596	102,083
General and administrative	55,854	69,280	111,160	132,359
Depreciation and amortization	61,808	74,460	116,959	144,571
Total costs and expenses	278,286	340,443	542,557	659,830
Income from operations	40,704	35,404	77,788	78,217
Other income (expense):
Interest expense	(1,233)	(833)	(2,505)	(1,773)
Interest and other income (expense)	(405)	(303)	(268)	(104)
Total other income (expense)	(1,638)	(1,136)	(2,773)	(1,877)
Income before income taxes	39,066	34,268	75,015	76,340
Income taxes	13,932	11,901	26,701	26,712
Net income	$25,134	$22,367	$48,314	$49,628

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(3,515)	$(1,860)	$977	$(11,929)
Other comprehensive income (loss)	(3,515)	(1,860)	977	(11,929)
Comprehensive income	$21,619	$20,507	$49,291	$37,699

Net income per share
Basic	$0.19	$0.16	$0.36	$0.36
Diluted	$0.18	$0.16	$0.34	$0.34

Weighted average number of shares outstanding
Basic	135,033	138,011	134,045	139,463
Diluted	140,786	142,178	140,396	144,180

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2013
Cash Flows From Operating Activities
Net income	$48,314	$49,628
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	116,959	144,571
Loss on disposal of equipment, net	365	225
Provision for bad debts and customer credits	3,133	2,361
Deferred income taxes	2,673	(1,891)
Deferred rent	4,050	5,484
Share-based compensation expense	17,884	25,498
Excess tax benefits from share-based compensation arrangements	(29,836)	(16,197)
Changes in certain assets and liabilities
Accounts receivable	(19,314)	(13,488)
Prepaid expenses and other current assets	7,880	(556)
Accounts payable and accrued expenses	26,179	15,535
Deferred revenue	705	2,065
All other operating activities	714	6,757
Net cash provided by operating activities	179,706	219,992

Cash Flows From Investing Activities
Purchases of property and equipment	(134,006)	(225,377)
Acquisitions, net of cash acquired	(712)	(6,203)
All other investing activities	39	(372)
Net cash used in investing activities	(134,679)	(231,952)

Cash Flows From Financing Activities
Principal payments of capital leases	(35,042)	(35,550)
Principal payments of notes payable	(879)	(897)
Payments for deferred acquisition obligations	(4,726)	(1,238)
Receipt of Texas Enterprise Fund Grant	3,500	—
Proceeds from employee stock plans	17,843	6,400
Excess tax benefits from share-based compensation arrangements	29,836	16,197
Net cash provided by (used in) financing activities	10,532	(15,088)

Effect of exchange rate changes on cash and cash equivalents	33	(1,961)

Increase (decrease) in cash and cash equivalents	55,592	(29,009)

Cash and cash equivalents, beginning of period	159,856	292,061

Cash and cash equivalents, end of period	$215,448	$263,052

Supplemental cash flow information:
Acquisition of property and equipment by vendor financed capital leases	$43,944	$415
Acquisition of property and equipment by vendor financed notes payable	2,045	—
Increase (decrease) in property and equipment in accounts payable and accrued expenses	(15,711)	6,132
Non-cash purchases of property and equipment	$30,278	$6,547

Shares issued in business combinations	$—	$4,457
Cash payments for interest, net of amount capitalized	$2,466	$1,908
Cash payments for income taxes	$4,072	$10,035

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2012 and 2013, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2013, our results of operations for the three and six months ended June 30, 2012 and 2013, and our cash flows for the six months ended June 30, 2012 and 2013.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or for any other interim period, or for any other future year.

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

The changes do not affect the Company's previously reported Income from Operations or Net Income for the three and six months ended June 30, 2012 or amounts in the Condensed Consolidated Balance Sheet as of December 31, 2012 and Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012. In connection with (i) the filing of the Company's Form 10-Q for the third quarter of 2013 and (ii) the filing of the 2013 Form 10-K, similar reclassifications will be made to the Company's Consolidated Statements of Comprehensive Income.

The tables below summarize the amount by which each category in the Consolidated Statement of Comprehensive Income increased/(decreased) for each period:

	Three Months Ended
(In thousands)	June 30, 2012	September 30, 2012
Cost of revenue	$12,520	$12,617
Research and development	$16,742	$19,528
Sales and marketing	$1,697	$2,185
General and administrative	$(30,959)	$(34,330)

	Six Months Ended	Nine Months Ended
(In thousands)	June 30, 2012	September 30, 2012
Cost of revenue	$25,361	$37,978
Research and development	$30,189	$49,717
Sales and marketing	$3,481	$5,666
General and administrative	$(59,031)	$(93,361)

	Year Ended
(In thousands)	December 31, 2011	December 31, 2012
Cost of revenue	$37,246	$51,534
Research and development	$41,423	$69,928
Sales and marketing	$4,669	$8,064
General and administrative	$(83,338)	$(129,526)

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2013	2012	2013
Basic net income per share:
Net income	$25,134	$22,367	$48,314	$49,628
Weighted average shares outstanding:
Common stock	135,033	138,011	134,045	139,463
Number of shares used in per share computations	135,033	138,011	134,045	139,463
Earnings per share	$0.19	$0.16	$0.36	$0.36

Diluted net income per share:
Net income	$25,134	$22,367	$48,314	$49,628
Weighted average shares outstanding:
Common stock	135,033	138,011	134,045	139,463
Stock options, awards and employee share purchase plan	5,753	4,167	6,351	4,717
Number of shares used in per share computations	140,786	142,178	140,396	144,180
Earnings per share	$0.18	$0.16	$0.34	$0.34

We excluded 1.1 million and 4.3 million potential common shares from the computation of dilutive earnings per share for the three months ended June 30, 2012 and 2013, respectively, and 0.9 million and 2.8 million potential shares for the six months ended June 30, 2012 and 2013, respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2012	June 30, 2013
Cash deposits	$131,271	$126,199
Money market funds	160,790	136,853
Cash and cash equivalents	$292,061	$263,052

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

	December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$160,790	$—	$—	$160,790
Rabbi trust (2)	520	—	—	520
Total	$161,310	$—	$—	$161,310

Liabilities:
Deferred compensation (3)	$410	$—	$—	$410
Total	$410	$—	$—	$410

	June 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$136,853	$—	$—	$136,853
Rabbi trust (2)	668	—	—	668
Total	$137,521	$—	$—	$137,521

Liabilities:
Deferred compensation (3)	$467	$—	$—	$467
Total	$467	$—	$—	$467

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the Statement of Comprehensive Income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During the three and six months ended June 30, 2012 and June 30, 2013, we recognized minimal net gains as interest and other income.

5. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in thousands)	Estimated Useful Lives				December 31, 2012	June 30, 2013
Computers, software and equipment	1	-	5	years	$1,140,772	$1,301,847
Furniture and fixtures	7	years			40,557	47,542
Buildings and leasehold improvements	2	-	30	years	214,858	217,716
Land					15,864	16,022
Property and equipment, at cost					1,412,051	1,583,127
Less accumulated depreciation and amortization					(738,274)	(844,392)
Work in process					51,208	63,931
Property and equipment, net					$724,985	$802,666

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $58.9 million and $72.0 million for the three months ended June 30, 2012 and 2013, respectively, and $112.3 million and $139.9 million for the six months ended June 30, 2012 and 2013, respectively.

At December 31, 2012, the work in process balance consisted of build outs of $28.4 million for office facilities, $2.8 million for data centers, and $20.0 million for capitalized software and other projects. At June 30, 2013, the work in process balance consisted of build outs of $27.5 million for office facilities, $4.9 million for data centers, and $31.5 million for capitalized software and other projects.

There was no interest capitalized during the three or six months ended June 30, 2012 or 2013.

6. Business Combinations and Goodwill

During the first six months of 2013, we acquired two companies for total cash and equity consideration of $11.5 million, of which approximately $8.1 million was attributed to goodwill, $5.1 million to acquired intangible assets and $1.7 million to other net liabilities assumed. The acquisitions were accounted for using the acquisition method, and the purchase prices were allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. These estimates are subject to change within the measurement period. The Consolidated Statements of Comprehensive Income include the results of operations for the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

The finite-lived intangible assets acquired as part of these acquisitions have a weighted-average useful life of 3.2 years.

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2012	$68,742
Acquisitions	8,089
Balance at June 30, 2013	$76,831

The goodwill recorded in 2013 is not deductible for tax purposes.

In prior periods, we acquired companies that required additional future payments in addition to the initial cash payment. During the first six months of 2013, we paid $1.3 million related to these previous acquisitions, and as of June 30, 2013, the fair value of the remaining liability recorded was $0.6 million.

7. Contingencies

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

We cannot predict the impact, if any, that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them.

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

The composition of the equity awards outstanding as of December 31, 2012 and June 30, 2013 was as follows:

	December 31, 2012	June 30, 2013
Restricted stock	2,800,230	3,348,737
Stock options	9,032,512	10,077,041
Total outstanding awards	11,832,742	13,425,778

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

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2013	2012	2013
Cost of revenue	$2,068	$2,735	$4,334	$5,254
Research and development	1,340	2,051	2,662	3,798
Sales and marketing	1,436	1,744	2,594	3,402
General and administrative	4,531	6,785	8,294	13,044
Pre-tax share-based compensation	9,375	13,315	17,884	25,498
Less: Income tax benefit	(3,344)	(4,633)	(6,366)	(8,922)
Total share-based compensation expense, net of tax	$6,031	$8,682	$11,518	$16,576

The Company has made certain reclassifications to the prior year amounts above in order to conform to the current year's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for more information about these reclassifications.

As of June 30, 2013, there was $161.7 million of total unrecognized compensation cost related to restricted stock, options and the ESPP, which will be amortized using the straight-line method over a weighted average period of 2.3 years.

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

10. Comprehensive Income

There was no income tax expense allocated to foreign currency translation adjustments during the three or six months ended June 30, 2012 or 2013.

The change in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 was as follows:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2012	$(8,089)
Foreign currency cumulative translation adjustment	(11,929)
Balance at June 30, 2013	$(20,018)

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

Overview of our Business

Rackspace is the open cloud company, delivering open source technologies at web scale to more than 200,000 business customers in 120 countries. We free our business customers from much of the expense and hassle of owning and managing their own computer hardware and software and allow them to focus on their core business. We are a founder of OpenStack®, a fast-growing open cloud platform and developer community. Our leadership in open standards promotes faster innovation and gives customers freedom of movement among cloud providers. We are also a pioneer in hybrid cloud, which offers each customer the cloud that best fits its specific needs. This hybrid approach can deliver superior performance and cost savings for customers by running each of their applications where it runs best - whether on public cloud, private cloud, dedicated hardware, or a combination of these platforms. Our growth is the result of our technology leadership and our renowned customer service, known as Fanatical Support.

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

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Hong Kong and recently opened a data center and sales office in Australia. Our growth strategy includes targeting additional international markets as we plan to continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first six months of 2013, no individual customer accounted for greater than 2% of our net revenue.

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

We continue to invest in our public cloud service and believe it is an important part of our future success. The primary benefit of public cloud is the value proposition that it provides for businesses because it enables them to match costs directly to revenue and to scale up and down on a real-time basis as necessary. We do not believe that public cloud will replace traditional computing on dedicated servers. We believe the two complement one another, allowing customers to choose the best platform for each of their workloads. A focus in our growth strategy is to build our product portfolio to include higher service levels and additional capabilities. We are investing in this strategy and are creating new technologies to help businesses leverage the benefits of public cloud hosting.

Our product strategy includes the development of a variety of new capabilities and features and building a support business around the OpenStack cloud computing platform. In 2012, we introduced the Rackspace Open Cloud, which marks the first time any company has deployed a large-scale open source public cloud powered by OpenStack. With the complete suite of OpenStack-based cloud solutions in full production, Rackspace offers an open, fast and simple cloud experience. Rackspace provides customers with choice and control without the fear of being locked into proprietary technologies. Our open cloud solutions, backed by Fanatical Support, are also available under a managed service level that makes our expertise available to design, plan, deploy, optimize and maintain the environments our customers utilize for business-critical applications.

In 2012, we also released our Rackspace Private Cloud service offering. Private cloud refers to virtualized cloud computing resources that are dedicated to one particular customer, rather than being used by multiple customers. Rackspace facilitates implementation of the OpenStack platform, in combination with operations and support services, in any data center a customer may choose: theirs, ours, or one run by a third party. Customers can choose among support options that range from basic software support to advanced Rackspace operational support. Private cloud has proven popular among customers who value enhanced control, compliance, and customization and whose deployments are large enough to justify their own cloud infrastructure. When customers use Rackspace to install and operate a private cloud in the customer's data center or in a colocation facility, the business model becomes highly capital-efficient for Rackspace, as we do not have to buy additional hardware or lease additional data center space. It represents a new and promising way for Rackspace to deliver open technologies backed by Fanatical Support. Though our private cloud offering is relatively new, the research firm Forrester ranked Rackspace as one of its two “top performers” in its 2013 assessment of “Hosted Private Cloud” providers. Revenue for the Rackspace Private Cloud is included within dedicated cloud revenue in our Key Metrics table.

Our ongoing public cloud product and platform transition is a lengthy and complex process that began with a strategic decision to adopt an open source solution to power our public cloud. This involved deploying significant resources to develop and implement the cloud products that comprise the key elements of the OpenStack platform, then continued through the actual roll-out of the new platform, and continues today with infrastructure and support changes, new marketing and sales strategies, corporate-wide knowledge development and training, and reorganization of business units as necessary for the success of the platform and products. In the section titled "Risk Factors," see the risk factor titled, "If we are unable to adapt to evolving technologies and customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may suffer."

While we believe that these new capabilities and features could drive future incremental demand, there are certain risks associated with such a significant product transition and platform shift. These risks could adversely impact our ability to execute on our growth strategy and therefore capitalize on the current market opportunity, both in the short and long term. They include: (i) the non-acceptance by current and prospective customers of our new public cloud and Rackspace Private Cloud platform and product set; (ii) increasing competition in our industry by competitors that have greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater brand recognition, more established relationships in the industry, and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities; (iii) new pricing strategies that may include lowering price points for cloud products to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our cloud products to certain significant cloud customers; (iv) the adoption of OpenStack as the ubiquitous open source cloud computing platform standard for public and private clouds, which could be negatively impacted by a delay in product releases; (v) unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we serve, including the current volatile economic environment found in Europe; and (vi) other risks as set forth in the section titled “Risk Factors.”

Recent Developments

In February 2013 we acquired ObjectRocket, a MongoDB database as a service provider, and in March 2013 we acquired Exceptional Cloud Services, a cloud computing service company with products geared toward developers. While the acquisitions did not have a material impact on our financial results, the acquisitions further enhance our portfolio of products and services. If appropriate opportunities present themselves, we may make additional acquisitions in the future in order to increase our service capabilities, product offerings and talent base.

In June 2013 we launched the Rackspace Open Cloud in our new Sydney data center, completing our hybrid cloud portfolio in the Australia and New Zealand market. This allows our customers to achieve higher performance at a lower total cost by providing them the cloud that best fits their specific needs. We believe this new hybrid cloud option could increase our ability to generate revenue in these markets.

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

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013

Growth
Dedicated cloud, net revenue	$246,417	$256,559	$265,585	$271,311	$276,845
Public cloud, net revenue	$72,573	$79,426	$87,324	$90,889	$99,002
Net revenue	$318,990	$335,985	$352,909	$362,200	$375,847
Revenue growth (year over year)	29.0%	27.0%	24.6%	20.2%	17.8%
Net upgrades (monthly average)	1.7%	1.6%	1.2%	0.9%	1.5%
Churn (monthly average)	-0.8%	-0.8%	-0.7%	-0.8%	-0.8%
Growth in installed base (monthly average) (2)	1.0%	0.8%	0.5%	0.1%	0.7%
Number of employees (Rackers) at period end	4,528	4,596	4,852	5,043	5,272
Number of servers deployed at period end	84,978	89,051	90,524	94,122	98,884
Average monthly revenue per server	$1,270	$1,287	$1,310	$1,308	$1,298
Profitability
Income from operations	$40,704	$45,330	$49,623	$42,813	$35,404
Depreciation and amortization	$61,808	$63,972	$68,914	$70,111	$74,460
Share-based compensation expense
Cost of revenue	$2,068	$2,499	$2,759	$2,519	$2,735
Research and development	$1,340	$1,677	$1,459	$1,747	$2,051
Sales and marketing	$1,436	$2,021	$1,764	$1,658	$1,744
General and administrative	$4,531	$6,221	$5,262	$6,259	$6,785
Total share-based compensation expense	$9,375	$12,418	$11,244	$12,183	$13,315
Adjusted EBITDA (1)	$111,887	$121,720	$129,781	$125,107	$123,179
Adjusted EBITDA margin	35.1%	36.2%	36.8%	34.5%	32.8%
Operating income margin	12.8%	13.5%	14.1%	11.8%	9.4%
Income from operations	$40,704	$45,330	$49,623	$42,813	$35,404
Effective tax rate	35.7%	38.3%	38.8%	35.2%	34.7%
Net operating profit after tax (NOPAT) (1)	$26,173	$27,969	$30,369	$27,743	$23,119
NOPAT margin	8.2%	8.3%	8.6%	7.7%	6.2%
Capital efficiency and returns
Interest bearing debt	$149,226	$150,112	$125,372	$105,807	$88,434
Stockholders' equity	$714,819	$781,934	$843,647	$879,035	$933,897
Less: Excess cash	$(177,169)	$(217,333)	$(249,712)	$(235,163)	$(217,950)
Capital base	$686,876	$714,713	$719,307	$749,679	$804,381
Average capital base	$674,461	$700,795	$717,010	$734,493	$777,030
Capital turnover (annualized)	1.89	1.92	1.97	1.97	1.93
Return on capital (annualized) (1)	15.5%	16.0%	16.9%	15.1%	11.9%
Capital expenditures
Cash purchases of property and equipment	$69,385	$53,449	$82,919	$105,541	$119,836
Non-cash purchases of property and equipment (3)	$12,583	$31,934	$5,096	$19,858	$(13,311)
Total capital expenditures	$81,968	$85,383	$88,015	$125,399	$106,525
Customer gear	$53,746	$51,026	$60,099	$85,690	$73,022
Data center build outs	$3,285	$5,767	$7,768	$13,228	$10,085
Office build outs	$4,015	$3,413	$2,288	$7,860	$1,683
Capitalized software and other projects	$20,922	$25,177	$17,860	$18,621	$21,735
Total capital expenditures	$81,968	$85,383	$88,015	$125,399	$106,525
Infrastructure capacity and utilization
Megawatts under contract at period end	58.0	58.0	61.1	59.4	59.6
Megawatts available for use at period end	32.7	33.7	36.9	38.8	44.4
Megawatts utilized at period end	22.7	23.5	24.0	24.7	26.0
Annualized net revenue per average Megawatt of power utilized	$57,867	$58,179	$59,437	$59,499	$59,305

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures below.

(2)	Due to rounding, totals may not equal the sum of the line items in the table above.

(3)	Non-cash purchases of property and equipment represents changes in amounts accrued for purchases under vendor financing and other deferred payment arrangements.

Beginning last quarter, we have removed customer count from the Key Metrics table above as management no longer believes it is a key indicator of financial condition and operating performance. Over time, the relevance of our total customer count has diminished in terms of analyzing or predicting revenue trends given the ongoing growth of our public cloud, a broader set of products with different price points, the acquisitions we’ve made, and customers migrating from legacy platforms to new platforms. Therefore, management believes that other reported metrics, such as server count, are more relevant metrics for analyzing our results and assessing performance and trends.

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

ROC decreased from 15.5% for the three months ended June 30, 2012 to 11.9% for the three months ended June 30, 2013. A decrease in operating income margin and an increase in our capital base was partially offset by a decrease in the effective tax rate. Return on assets decreased from 9.0% for the three months ended June 30, 2012 to 6.6% for the three months ended June 30, 2013. This decrease was primarily due to operating expenses increasing as a percentage of revenue and growth in our asset base due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of ROC to the calculation of return on assets in the table below:

	Three Months Ended
(In thousands)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Income from operations	$40,704	$45,330	$49,623	$42,813	$35,404
Effective tax rate	35.7%	38.3%	38.8%	35.2%	34.7%
Net operating profit after tax (NOPAT)	$26,173	$27,969	$30,369	$27,743	$23,119

Net income	$25,134	$27,197	$29,907	$27,261	$22,367

Total assets at period end	$1,138,728	$1,241,765	$1,295,551	$1,348,350	$1,377,928
Less: Excess cash	(177,169)	(217,333)	(249,712)	(235,163)	(217,950)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(148,091)	(177,328)	(175,128)	(197,686)	(178,552)
Less: Deferred revenue (current and non-current)	(19,227)	(18,483)	(20,960)	(21,811)	(22,636)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(107,365)	(113,908)	(130,444)	(144,011)	(154,409)
Capital base	$686,876	$714,713	$719,307	$749,679	$804,381

Average total assets	$1,114,061	$1,190,247	$1,268,658	$1,321,951	$1,363,139
Average capital base	$674,461	$700,795	$717,010	$734,493	$777,030

Return on assets (annualized)	9.0%	9.1%	9.4%	8.2%	6.6%
Return on capital (annualized)	15.5%	16.0%	16.9%	15.1%	11.9%

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

Adjusted EBITDA increased $11 million, or 10%, from $112 million in the three months ended June 30, 2012 to $123 million in the three months ended June 30, 2013; however, Adjusted EBITDA as a percentage of revenue decreased from 35.1% for the three months ended June 30, 2012 to 32.8% for the three months ended June 30, 2013. The decrease in Adjusted EBITDA margin was mainly due to a decrease in our operating income margin, from 12.8% for the three months ended June 30, 2012 to 9.4% for the three months ended June 30, 2013, primarily driven by increases in Research and Development, Sales and Marketing, and General and Administrative expenses as a percentage of revenue, partially offset by a decrease in Cost of Revenue expenses as a percentage of revenue.

Adjusted EBITDA margin decreased from 34.5% for the three months ended March 31, 2013 to 32.8% for the three months ended June 30, 2013 primarily due to increases in Research and Development and General and Administrative expenses as a percentage of revenue. As we pursue our plans to re-accelerate revenue growth and deliberately increase operating investments into the business, we expect that in the near term Adjusted EBITDA margin could decline to approximately 30%, depending upon whether and how quickly those investments pay off.

Also impacting our results were changes in non-cash deferred rent and non-equity incentive compensation. Non-equity incentive compensation for the three months ended June 30, 2013 decreased $2 million from the three months ended June 30, 2012 due to a decrease in the payout percentage, partially offset by increased headcount. Employee non-equity incentive compensation through our current non-equity incentive plan is dependent upon the net revenue of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense. Additionally, the Compensation Committee has the discretion to modify a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan. Previously, the metric by which we determined a payout under the bonus plan was net income, which was oriented towards cost management and profit. Beginning in 2013, the Board changed the metric by which we determine a payout under the bonus plan to net revenue growth to add a greater focus on our desire to accelerate our growth opportunities.

See our reconciliation of Adjusted EBITDA to net income in the table below:

	Three Months Ended
(Dollars in thousands)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013

Net revenue	$318,990	$335,985	$352,909	$362,200	$375,847

Income from operations	$40,704	$45,330	$49,623	$42,813	$35,404

Net income	$25,134	$27,197	$29,907	$27,261	$22,367
Plus: Income taxes	13,932	16,918	18,970	14,811	11,901
Plus: Total other (income) expense	1,638	1,215	746	741	1,136
Plus: Depreciation and amortization	61,808	63,972	68,914	70,111	74,460
Plus: Share-based compensation expense	9,375	12,418	11,244	12,183	13,315
Adjusted EBITDA	$111,887	$121,720	$129,781	$125,107	$123,179

Operating income margin	12.8%	13.5%	14.1%	11.8%	9.4%

Adjusted EBITDA margin	35.1%	36.2%	36.8%	34.5%	32.8%

Adjusted Free Cash Flow (Non-GAAP financial measure)

We define Adjusted Free Cash Flow as Adjusted EBITDA plus non-cash deferred rent, less total capital expenditures (including non-cash purchases of property and equipment), cash payments for interest, net, and cash payments for income taxes, net.

We believe that Adjusted Free Cash Flow is a performance metric used by investors to evaluate the strength and performance of a company's ongoing business. Note that Adjusted Free Cash Flow is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

See our reconciliation of Adjusted Free Cash Flow to Adjusted EBITDA below, as well as our reconciliation of Adjusted EBITDA to net income provided above.

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2013
Adjusted EBITDA	$123,179	$248,286
Non-cash deferred rent	1,519	5,484
Total capital expenditures	(106,525)	(231,924)
Cash payments for interest, net	(775)	(1,826)
Cash payments for income taxes, net	(5,911)	(9,750)
Adjusted free cash flow	$11,487	$10,270

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

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net revenue	$318,990	$335,985	$352,909	$362,200	$375,847
Costs and expenses:
Cost of revenue	102,572	107,348	109,012	113,610	117,658
Research and development	16,742	19,528	20,211	22,773	26,776
Sales and marketing	41,310	41,109	43,467	49,814	52,269
General and administrative	55,854	58,698	61,682	63,079	69,280
Depreciation and amortization	61,808	63,972	68,914	70,111	74,460
Total costs and expenses	278,286	290,655	303,286	319,387	340,443
Income from operations	40,704	45,330	49,623	42,813	35,404
Other income (expense):
Interest expense	(1,233)	(1,253)	(991)	(940)	(833)
Interest and other income (expense)	(405)	38	245	199	(303)
Total other income (expense)	(1,638)	(1,215)	(746)	(741)	(1,136)
Income before income taxes	39,066	44,115	48,877	42,072	34,268
Income taxes	13,932	16,918	18,970	14,811	11,901
Net income	$25,134	$27,197	$29,907	$27,261	$22,367

 Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.2%	32.0%	30.9%	31.4%	31.3%
Research and development	5.2%	5.8%	5.7%	6.3%	7.1%
Sales and marketing	13.0%	12.2%	12.3%	13.8%	13.9%
General and administrative	17.5%	17.5%	17.5%	17.4%	18.4%
Depreciation and amortization	19.4%	19.0%	19.5%	19.4%	19.8%
Total costs and expenses	87.2%	86.5%	85.9%	88.2%	90.6%
Income from operations	12.8%	13.5%	14.1%	11.8%	9.4%
Other income (expense):
Interest expense	(0.4)%	(0.4)%	(0.3)%	(0.3)%	(0.2)%
Interest and other income (expense)	(0.1)%	0.0%	0.1%	0.1%	(0.1)%
Total other income (expense)	(0.5)%	(0.4)%	(0.2)%	(0.2)%	(0.3)%
Income before income taxes	12.2%	13.1%	13.8%	11.6%	9.1%
Income taxes	4.4%	5.0%	5.4%	4.1%	3.2%
Net income	7.9%	8.1%	8.5%	7.5%	6.0%
Due to rounding, totals may not equal the sum of the line items in the table above.

Second Quarter 2013 Overview

The highlights and significant events of the three months ended June 30, 2013 and the impact on our operating results compared to the three months ended March 31, 2013 were as follows:

Net Revenue

Net revenue increased $14 million, or 4%, from $362 million in the three months ended March 31, 2013 to $376 million in the three months ended June 30, 2013, primarily due to both an increasing number of new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 2% while net revenue for public cloud increased 9% from the first quarter of 2013. Overall, our installed base grew at a monthly average rate of 0.7% in the three months ended June 30, 2013, compared to 0.1% in the three months ended March 31, 2013.

While sequential revenue growth accelerated from the first quarter to the second quarter, year over year revenue growth of 17.8% in the second quarter reflected lower growth than prior quarters. A number of items have accounted for the growth rate deceleration, including, without limitation, our ongoing public cloud platform transition, competition, and foreign exchange. We reasonably expect that the ongoing public cloud platform transition will continue throughout 2013, which may negatively impact our revenue growth rate. We have provided an expected revenue range for the third quarter of 2013 of $383 million to $389 million, representing sequential growth between approximately 2.0% and 3.5%.

During the second quarter, sequential quarter revenue growth was negatively impacted by a stronger U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the second quarter of 2013 would have been approximately $1 million higher had foreign exchange rates remained constant from the prior quarter, with minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.

Income from Operations

Operating income margin decreased from 11.8% in the three months ended March 31, 2013 to 9.4% in the three months ended June 30, 2013. While revenue growth over the last several quarters has decelerated from recent years, we have deliberately maintained spending in certain areas that we believe are important to our continued growth. These areas are primarily research and development spending around software development, particularly the OpenStack public cloud platform, as well as data center infrastructure investments, which includes taking on additional data center capacity through operating leases. Also impacting margins in the first six months of 2013 was increased marketing spend related to our open cloud branding campaign that was launched in the first quarter. Additionally, there was an increase in expenses related to corporate strategy initiatives.

These areas contrast with our sales and support functions, which have been scaling at a rate consistent with, or better than, revenue. Hiring in these functions has historically tracked closely with revenue growth. Overall, employee-related expenses increased 5.4% from the three months ended March 31, 2013 to the three months ended June 30, 2013 compared to revenue growth of 3.8%. Average headcount increased 4.2% with research and development increasing at the highest rate.

We reasonably expect to maintain spending at these levels for the remainder of the year as we deliberately continue to hire and make operating and capital investments into sectors of the business that are critical to accelerating future revenue growth.

Three Months Ended June 30, 2012 and June 30, 2013

Net Revenue

Net revenue increased $57 million, or 18%, from $319 million in the three months ended June 30, 2012 to $376 million in the three months ended June 30, 2013, primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 12% while net revenue for public cloud increased 36%. Overall, our installed base grew at a monthly average rate of 0.7% in the three months ended June 30, 2013, compared to 1.0% in the three months ended June 30, 2012.

Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the three months ended June 30, 2013 would have been approximately $3 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $15 million, or 15%, from $103 million in the three months ended June 30, 2012 to $118 million in the three months ended June 30, 2013. Of this increase, $5 million was attributable to employee-related expenses due to increases in salaries and benefits and share-based compensation expense, partially offset by a decrease in non-equity incentive compensation. These increases are primarily due to additional headcount and salary increases, partially offset by a lower percentage attainment against the pre-set target for non-equity incentive compensation. The cost increase was further attributable to an increase in license costs of $2 million and an increase in data center costs of $9 million, mostly related to rent, maintenance and utilities. The remaining variance was due to small changes in other cost of revenue expenses.

Research and Development Expenses

Research and development expenses increased $10 million, or 59%, from $17 million in the three months ended June 30, 2012 to $27 million in the three months ended June 30, 2013. Of this increase, $8 million was attributable to employee-related expenses due to increases in salaries and benefits and share-based compensation expense, primarily due to additional headcount and salary increases. The remaining variance was due to small changes in other research and development expenses. Research and development costs increased as a percentage of net revenue, from 5.2% in the three months ended June 30, 2012 to 7.1% in the three months ended June 30, 2013, primarily due to employee-related expenses increasing at a faster rate than revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased $11 million, or 27%, from $41 million in the three months ended June 30, 2012 to $52 million in the three months ended June 30, 2013. Of this increase, $4 million was attributable to employee-related expenses due to increases in salaries and benefits, partially offset by a decrease in commissions due to sales targets increasing at a faster rate than attainment amounts. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. Marketing program expenses increased $5 million primarily due to the branding campaign launched during the first quarter of 2013. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $13 million, or 23%, from $56 million in the three months ended June 30, 2012 to $69 million in the three months ended June 30, 2013. Of this increase, $7 million was attributable to employee-related expenses due to increases in salaries and benefits and share-based compensation expense, partially offset by a decrease in non-equity incentive compensation. These increases are primarily due to additional headcount, salary increases and new equity grants, partially offset by a lower non-equity incentive compensation payout percentage. Professional fees increased $3 million primarily as a result of consulting expenses. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $12 million, or 19%, from $62 million in the three months ended June 30, 2012 to $74 million in the three months ended June 30, 2013. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software.

Income Taxes

Our effective tax rate decreased from 35.7% for the three months ended June 30, 2012 to 34.7% for the three months ended June 30, 2013 due primarily to Research and Development credits that were not extended until Q1 2013. Overall, differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Six Months Ended June 30, 2012 and June 30, 2013

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

Consolidated Statements of Income (Unaudited):

	Six Months Ended
(In thousands)	June 30, 2012	June 30, 2013
Net revenue	$620,345	$738,047
Costs and expenses:
Cost of revenue	202,653	231,268
Research and development	30,189	49,549
Sales and marketing	81,596	102,083
General and administrative	111,160	132,359
Depreciation and amortization	116,959	144,571
Total costs and expenses	542,557	659,830
Income from operations	77,788	78,217
Other income (expense):
Interest expense	(2,505)	(1,773)
Interest and other income (expense)	(268)	(104)
Total other income (expense)	(2,773)	(1,877)
Income before income taxes	75,015	76,340
Income taxes	26,701	26,712
Net income	$48,314	$49,628

 Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Six Months Ended
(Percent of net revenue)	June 30, 2012	June 30, 2013
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.7%	31.3%
Research and development	4.9%	6.7%
Sales and marketing	13.2%	13.8%
General and administrative	17.9%	17.9%
Depreciation and amortization	18.9%	19.6%
Total costs and expenses	87.5%	89.4%
Income from operations	12.5%	10.6%
Other income (expense):
Interest expense	(0.4)%	(0.2)%
Interest and other income (expense)	0.0%	0.0%
Total other income (expense)	(0.4)%	(0.3)%
Income before income taxes	12.1%	10.3%
Income taxes	4.3%	3.6%
Net income	7.8%	6.7%
Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Net revenue increased $118 million, or 19%, from $620 million in the six months ended June 30, 2012 to $738 million in the six months ended June 30, 2013, primarily due to an increased volume of services provided, resulting from an increasing number of new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 13% while net revenue for public cloud increased 38%. Overall, our installed base grew at a monthly average rate of 0.4% in the six months ended June 30, 2013, compared to 0.9% in the six months ended June 30, 2012.

Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the six months ended June 30, 2013 would have been approximately $4 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $28 million, or 14%, from $203 million in the six months ended June 30, 2012 to $231 million in the six months ended June 30, 2013. Of this increase, $9 million was attributable to employee-related expenses due to increases in salaries and benefits and share-based compensation expense, partially offset by a decrease in non-equity incentive compensation. These increases are primarily due to additional headcount and salary increases, partially offset by a lower percentage attainment against the pre-set target for non-equity incentive compensation. The cost increase was further attributable to an increase in license costs of $4 million and an increase in data center costs of $17 million, mostly related to rent, maintenance and utilities. The remaining variance was due to small changes in other cost of revenue expenses. Cost of revenue decreased as a percentage of net revenue, from 32.7% in the six months ended June 30, 2012 to 31.3% in the six months ended June 30, 2013, primarily due to employee-related expenses and license expenses each increasing at a slower rate than revenue, partially offset by data center costs increasing at a faster rate than revenue.

Research and Development Expenses

Research and development expense increased $20 million, or 67%, from $30 million in the six months ended June 30, 2012 to $50 million in the six months ended June 30, 2013. Of this increase, $16 million was attributable to employee-related expenses due to increases in salaries and benefits and share-based compensation expense, primarily due to additional headcount and salary increases. The remaining variance was due to small changes in other research and development expenses. Research and development costs increased as a percentage of net revenue, from 4.9% in the six months ended June 30, 2012 to 6.7% in the six months ended June 30, 2013, primarily due to employee-related expenses increasing at a faster rate than revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased $20 million, or 24%, from $82 million in the six months ended June 30, 2012 to $102 million in the six months ended June 30, 2013. Of this increase, $8 million was attributable to employee-related expenses due to increases in salaries and benefits, share-based compensation expense, and non-equity incentive compensation, partially offset by a decrease in commissions due to sales targets increasing at a faster rate than attainment amounts. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. Marketing program expenses increased $10 million primarily due to the branding campaign launched during the first quarter of 2013. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $21 million, or 19%, from $111 million in the six months ended June 30, 2012 to $132 million in the six months ended June 30, 2013. Of this increase, $13 million was attributable to employee-related expenses due to increases in salaries and benefits and share-based compensation expense, partially offset by decreases in payroll taxes and non-equity incentive compensation. These increases are primarily due to additional headcount, salary increases and new equity grants, partially offset by a lower non-equity incentive compensation payout percentage and lower payroll taxes on reduced stock option exercise activity. Professional fees increased $4 million primarily as a result of consulting expenses. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $28 million, or 24%, from $117 million in the six months ended June 30, 2012 to $145 million in the six months ended June 30, 2013. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software.

Income Taxes

Our effective tax rate decreased from 35.6% for the six months ended June 30, 2012 to 35.0% for the six months ended June 30, 2013 due primarily to Research and Development credits that were not extended until Q1 2013. Overall, differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

At June 30, 2013, we held $263 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, vendor-financed arrangements, and existing amounts available under our revolving credit facility as our primary sources of liquidity. We currently believe that current cash and cash equivalents, cash generated by operations, and available borrowings will be sufficient to meet our operating and capital needs in the foreseeable future.

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

Of our cash and cash equivalents at June 30, 2013, $47 million was held by our foreign subsidiaries. If these funds are repatriated, we will be required to accrue and pay taxes; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs.

We have vendor-financed arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment. As of December 31, 2012 and June 30, 2013, we had $125 million and $88 million outstanding with respect to these arrangements. While we believe our borrowings from these arrangements will continue to be available, we have shifted our current strategy and have begun to pay cash for most of our equipment purchases rather than financing them through these arrangements. This shift in strategy was a main factor in the decrease in our cash and cash equivalents, increase in accounts payable and accrued expenses and decrease in working capital from December 31, 2012 to June 30, 2013.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September of 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of June 30, 2013, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of June 30, 2013 there were no outstanding borrowings under the revolving credit facility.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	(Unaudited)
(In thousands)	2012	2013
Cash provided by operating activities	$179,706	$219,992
Cash used in investing activities	$(134,679)	$(231,952)
Cash provided by (used in) financing activities	$10,532	$(15,088)
Non-cash purchases of property and equipment	$30,278	$6,547

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities increased $40 million, or 22%, from $180 million in the first six months of 2012 to $220 million in the first six months of 2013. Net income increased from $48 million in the first six months of 2012 to $50 million in the first six months of 2013.

A summary of the significant changes in non-cash adjustments affecting net income is as follows:

•
Depreciation and amortization expense increased by $28 million, from $117 million in the first six months of 2012 compared to $145 million in the first six months of 2013, due mainly to purchases of customer gear and computer software (internally developed technology).

•
Share-based compensation expense increased by $7 million, from $18 million in the first six months of 2012 to $25 million in the first six months of 2013, due to an increase in the fair value of equity awards granted in 2012 and the first six months of 2013.

•
Excess tax benefits from share-based compensation arrangements created an operating cash outflow of $30 million in the first six months of 2012 and $16 million in the first six months of 2013. In accordance with the accounting guidance, Rackspace recognizes an excess tax benefit from the exercise of options to the extent that it will result in a reduction of our current tax payable.

The changes in certain assets and liabilities in the first six months of 2012 resulted in a cash inflow of $15 million compared to a cash inflow of $4 million in the first six months of 2013, primarily due to the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure; furniture, equipment and leasehold improvements to support our operations; and capitalized payroll costs related to software development. Our net cash used in investing activities increased $97 million, or 72%, from $135 million in the first six months of 2012 to $232 million in the first six months of 2013, primarily due to an increase in the purchase of property and equipment of $91 million and a $5 million increase related to cash paid for acquisitions.

Financing Activities

Net cash provided by financing activities was $11 million during the first six months of 2012 compared to net cash used in financing activities of $15 million in the first six months of 2013, a change of $26 million. The majority of this change was related to excess tax benefits from share-based compensation arrangements, which created a financing cash inflow of $30 million in the first six months of 2012 and $16 million in the first six months of 2013. Additionally, proceeds from employee stock plans decreased from $18 million in the first six months of 2012 to $6 million in the first six months of 2013 as a result of less stock option exercise activity in 2013.

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

On May 29, 2012, Clouding IP, LLC filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleges, among other things, infringement of the following nine patents: U.S. Patent No. 7,596,784 purporting to cover a “Method System and Apparatus for Providing Pay-Per-Use Distributed Computing Resources;” U.S. Patent No. 7,065,637 purporting to cover a “System for Configuration of Dynamic Computing Environments Using a Visual Interface;” U.S. Patent No. 6,738,799 purporting to cover a “Methods and Apparatuses for File Synchronization and Updating Using a Signature List;” U.S. Patent No. 5,495,607 purporting to cover a “Network Management System Having Virtual Catalog Overview of Files Disruptively Stored Across Network Domain;” U.S. Patent No. 6,925,481 purporting to cover a “Technique for Enabling Remote Data Access and Manipulation from a Pervasive Device;” U.S. Patent No. 7,254,621 purporting to cover a “Technique for Enabling Remote Data Access and Manipulation from a Pervasive Device;” U.S. Patent No. 6,963,908 purporting to cover a “System for Transferring Customized Hardware and Software Settings from One Computer to Another Computer to Provide Personalized Operating Environments;" U.S. Patent No. 6,631,449 purporting to cover a “Dynamic Distributed Data System and Method;” and U.S. Patent No. 6,918,014 purporting to cover a “Dynamic Distributed Data System and Method.” The plaintiff seeks monetary damages and costs. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

On September 17, 2012, PersonalWeb Technologies LLC and Level 3 Communications, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, infringement of the following nine patents: U.S. Patent No. 5,978,791 purporting to cover “Data Processing System Using Substantially Unique Identifiers to Identify Data Items, Whereby Data Items Have the Same Identifiers;” U.S Patent No. 6,415,280 purporting to cover “Identifying and Requesting Data in Network Using Identifiers Which Are Based On Contents of Data;” U.S. Patent No. 6,928,442 purporting to cover “Enforcement and Policing of Licensed Content Using Content-based Identifiers;” U.S. Patent No. 7,802,310 purporting to cover “Controlling Access to Data in a Data Processing System;” U.S. Patent No. 7,945,539 purporting to cover “Distributing and Accessing Data in a Data Processing System;” U.S. Patent No. 7,945,544 purporting to cover “Similarity-Based Access Control of Data in a Data Processing System;” U.S. Patent No. 7,949,662 purporting to cover “De-duplication of Data in a Data Processing System;” U.S. Patent No. 8,001,096 purporting to cover “Computer File System Using Content-Dependent File Identifiers;” and U.S. Patent No. 8,099,420 purporting to cover “Accessing Data in a Data Processing System.” Plaintiff PersonalWeb Technologies seeks injunctive relief, monetary damages, costs, and attorney's fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

On February 25, 2013, Rotatable Technologies LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, infringement of U.S. Patent No. 6,326,978 purporting to cover “Display Method for Selectively Rotating Windows on a Computer Display.” The plaintiff seeks injunctive relief, monetary damages, costs, and attorney's fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In March 18, 2013, Parallel Iron, LLC filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleges, among other things, infringement of the following three patents: U.S Patent No. 7,197,662, U.S. Patent 7,958,388, and U.S. Patent No. 7,543,177, purporting to cover “Methods and Systems for a Storage System.” The plaintiff seeks injunctive relief, monetary damages, and costs. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact, if any, that any of the matters described above may have on our business, results of operations, financial position, or cash flows, except as otherwise indicated. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them.

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

Our market is characterized by rapidly changing technology, evolving industry standards, and frequent new product announcements, all of which impact the way hosting services are marketed and delivered. The adoption of new technologies, a change in industry standards or introduction of more attractive products or services could make some or all of our offerings less desirable or even obsolete. These potential changes are magnified by the continued rapid growth of the Internet and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by forecasting customer demands, improving the performance, features, and reliability of our products and services, and modifying our business strategies accordingly. We cannot guarantee that we will be able to identify the emergence of all of these new service alternatives successfully, modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes.

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

Finally, even if we succeed in adapting to a new technology or the changing industry standard and developing attractive products and services and successfully bringing them to market, there is no assurance that our use of the new technology or standard or our introduction of the new products or services would have a positive impact on our financial performance and could even result in lower revenue, lower margins and/or higher costs and therefore could negatively impact our financial performance. For example, our recent cloud platform launch featured the release of several key products, including Cloud Servers, Cloud Databases, Cloud Monitoring, Cloud Backup, Cloud Block Storage, and Cloud Networks, along with a new Control Panel. While we believe that these new capabilities and features could drive future incremental demand, there are certain risks associated with such a significant product transition and platform shift. We believe these risks could adversely impact our ability to execute on our growth strategy and therefore capitalize on the current market opportunity, both in the short and long term. They include: (i) the non-acceptance by current and prospective customers of our new public cloud and Rackspace Private Cloud platform and product set; (ii) increasing competition in our industry by competitors that have greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater brand recognition, more established relationships in the industry, and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities; (iii) new pricing strategies that may include lowering price points for cloud products to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our cloud products to certain significant cloud customers; (iv) the adoption of OpenStack as the ubiquitous open source cloud computing platform standard for public and private clouds, which could be negatively impacted by a delay in product releases; and (v) unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we serve, including the current volatile economic environment found in Europe.

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

The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers” and other disruptions can occur, and infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls and exposed or unprotected customer data can exist that (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of systems and data, which exposes information to unauthorized third parties. We are a constant target of cyber attacks of varying degrees on a regular basis, and we have encountered security breaches in the past, although they did not have a material adverse effect on our operating results. There can be no assurance of a similar result in a future security breach.

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

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, including Graham Weston, our Chairman; A. Lanham Napier, our Chief Executive Officer; and Lew Moorman, our President and Chief Strategy Officer. Mr. Moorman has recently announced that he is stepping down from his duties as President and Chief Strategy Officer but will continue to be a part-time employee and Board member. Certain of Mr. Moorman's duties will be transitioned to other members of the Company's senior leadership team, including Mr. Napier, who is expected to retain the title and role of President when Mr. Moorman steps down. While we believe that Mr. Moorman's leadership has had a significant impact on our success to date, we also believe that his continued involvement in the Company and his thorough transitioning of duties to other capable senior leaders helps to mitigate the risk that the loss of his services represents. We do not have long-term employment agreements with any members of our management team, including Messrs. Weston, Napier and Moorman. Mr. Napier is the only member of our management team on whom we maintain key man insurance.

We have been accused of infringing the proprietary rights of others and may be accused of infringing on the proprietary rights of others in the future, which could subject us to costly and time consuming litigation and require us to discontinue services that infringe the rights of others.

There may be intellectual property rights held by others, including issued or pending patents, trademarks and service marks, that cover significant aspects of our technologies, branding or business methods, including technologies and intellectual property we have licensed from third parties. Companies in the technology industry and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, service marks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These or other parties have claimed in the past and could claim in the future that we have misappropriated or misused intellectual property rights. Any such current or future intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert the attention of our technical and management personnel. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe. For any intellectual property rights claim against us or our customers, we may also have to pay damages, indemnify our customers against damages or stop using technology or intellectual property found to be in violation of a third party’s rights. We may be unable to replace those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms or at all. Licensing replacement technologies and intellectual property may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology and intellectual property, which could require significant effort, time, and expense.

Failure to maintain adequate internal systems could cause us to be unable to properly provide service to our customers, causing us to lose customers, suffer harm to our reputation, and incur additional costs.

Some of our enterprise systems have been designed to support individual products, resulting in a fragmentation among various internal systems, making it difficult to serve customers who use multiple service offerings. This causes us to implement manual processes to overcome the fragmentation, which can result in increased expense and manual errors. Some of these systems are also on aging or undersized infrastructure and may be at risk of reaching capacity limits in the future. If we fail to upgrade, replace or increase capabilities on these systems, we may be unable to meet our customers' requests for certain types of service.

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

Our use of open source software and contributions to open source projects could impose limitations on our ability to provide our services, expose us to litigation, and cause us to impair some assets, which could adversely affect our financial condition and operating results.

We utilize open source software, including Linux-based software, in providing a substantial portion of our services. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to offer our services. Additionally, the use and distribution of open source software can lead to greater risks than the use of third-party commercial software, as open source software does not come with warranties or other contractual protections regarding infringement claims or the quality of the code. From time to time parties have asserted claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes their intellectual property rights. We have been subject to suits, and could be subject to suits in the future, by parties claiming infringement of intellectual property rights with respect to what we believe to be open source software. In such an event, we could be required to seek licenses from third parties in order to continue using such software or offering certain of our services or to discontinue the use of such software or the sale of our affected services in the event we could not obtain such licenses, any of which could adversely affect our business, operating results and financial condition. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under some of the open source licenses, be required to release the source code of our proprietary software.

We have also founded an open source project called OpenStack, which is designed to foster the emergence of cloud computing technology standards and cloud interoperability. Our participation in the project includes the release of our previously proprietary core cloud storage code, and we expect to continue to contribute to the ongoing development of OpenStack projects. In addition, we also participate in other open source projects and plan to continue to do so in the future. Our utilization of open source software and open data center design projects like the Facebook Open Compute project could cause us to use open source solutions as opposed to existing proprietary solutions and could result in an impairment of design and development assets.

In addition, our activities with these open source projects could subject us to additional risks of litigation, including indirect infringement claims based on third-party contributors because of our participation in these projects.

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

We engage third-party consultants who provide us with guidance and solutions relating to everything from overall corporate strategy to data center operations to employee engagement. We engage these parties based on our perception of their expertise and ability to provide valuable insight or solutions in the areas that we believe need to be addressed in our business. However, these consultants may provide us with ineffective or even harmful guidance or solutions, which, if followed or implemented, could result in a loss of resources, operational failures or a loss of critical business opportunities.

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22.0 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest. On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007, for a total of 2,661 jobs in Texas). We received the initial installment of $5.0 million from the State of Texas in September 2007, and, after achieving the Job Target as of December 31, 2011, we received the remaining $3.5 million in March 2012. These amounts were recorded as non-current liabilities. The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. We have currently met the required employment level of the second tranche and, if we maintain or increase our current employment level, we would expect to request an additional $5.5 million of funding in January 2014. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year.

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

Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions. If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility and, if those amounts owed at the time of the default are substantial, the repayment could materially and adversely affect our liquidity and business. As of June 30, 2013, there was no outstanding indebtedness under our credit facility other than an immaterial outstanding letter of credit.

We also have substantial equipment lease obligations. The principal balance of these capital lease obligations totaled approximately $85.5 million as of June 30, 2013. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first six months of 2013, we expensed approximately $12.6 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow, we may enter into swaps to continuously control our interest rate risk. As a result, we are exposed to interest rate risk on our borrowings. As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually. As of June 30, 2013, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

Our referral and reseller partners drive a significant amount of revenue to our business. Most of these partners offer services that are complementary to our services; however, some may actually compete with us in one or more of our product or service offerings. These network partners may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own services rather than ours, which could cause our revenue to decline.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, operating results that do not meet the market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, between December 31, 2012 and June 30, 2013, the closing trading price of our common stock was very volatile, ranging between $34.46 and $79.24 per share, including single-day increases of up to 5.9% and declines up to 24.7%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our February 27, 2013 acquisition of ObjectRocket, Inc. ("ObjectRocket") and our March 22, 2013 acquisition of Exceptional Cloud Services, Inc. ("Exceptional Cloud Services"), on May 21, 2013, we issued an aggregate total of 341,841 shares of our common stock to certain stockholders of ObjectRocket and Exceptional Cloud Services in partial consideration of their ownership of these companies. Pursuant to the Agreement and Plan of Merger relating to these acquisitions, a portion of the consideration payable to such ObjectRocket and Exceptional Cloud Services stockholders in connection with our acquisition of these companies was divided by a trailing average closing stock price to determine the number of restricted shares of our common stock that would be issued to such stockholders. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions. Stock certificates issued in the foregoing transaction bear appropriate Securities Act legends as to the restricted nature of such securities.

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1*	2008 Employee Stock Purchase Plan - Share Incentive Sub-Plan
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2013.

Rackspace Hosting, Inc.

Date:	August 9, 2013	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 9, 2013	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)