Form 10-Q
period 2013-09-30
RACKSPACE HOSTING, INC.
filed 2013-11-12
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

On November 1, 2013, 139,813,726 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2012	September 30, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$292,061	$269,995
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,236 as of December 31, 2012 and $4,350 as of September 30, 2013	92,834	113,543
Deferred income taxes	10,320	10,280
Prepaid expenses	25,195	39,654
Other current assets	4,835	9,191
Total current assets	425,245	442,663

Property and equipment, net	724,985	850,905
Goodwill	68,742	76,831
Intangible assets, net	23,802	25,328
Other non-current assets	52,777	56,042
Total assets	$1,295,551	$1,451,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,174	$130,390
Accrued compensation and benefits	48,404	67,754
Income and other taxes payable	21,550	15,124
Current portion of deferred revenue	17,265	17,839
Current portion of obligations under capital leases	61,302	44,375
Current portion of debt	1,744	1,835
Total current liabilities	255,439	277,317

Non-current liabilities:
Deferred revenue	3,695	4,372
Obligations under capital leases	60,335	26,192
Debt	1,991	177
Deferred income taxes	71,081	79,654
Deferred rent	32,293	40,593
Other liabilities	27,070	34,756
Total liabilities	451,904	463,061

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 137,797,855 shares issued and outstanding as of December 31, 2012; 139,797,112 shares issued and outstanding as of September 30, 2013	138	140
Additional paid-in capital	515,188	594,344
Accumulated other comprehensive loss	(8,089)	(8,125)
Retained earnings	336,410	402,349
Total stockholders’ equity	843,647	988,708
Total liabilities and stockholders’ equity	$1,295,551	$1,451,769
See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2013	2012	2013

Net revenue	$335,985	$388,636	$956,330	$1,126,683
Costs and expenses:
Cost of revenue	107,348	127,404	310,001	358,672
Research and development	15,563	23,773	39,794	65,364
Sales and marketing	41,109	50,869	122,705	152,952
General and administrative	62,663	78,075	179,781	218,392
Depreciation and amortization	63,972	80,753	180,931	225,324
Total costs and expenses	290,655	360,874	833,212	1,020,704
Income from operations	45,330	27,762	123,118	105,979
Other income (expense):
Interest expense	(1,253)	(689)	(3,758)	(2,462)
Interest and other income (expense)	38	440	(230)	336
Total other income (expense)	(1,215)	(249)	(3,988)	(2,126)
Income before income taxes	44,115	27,513	119,130	103,853
Income taxes	16,918	11,202	43,619	37,914
Net income	$27,197	$16,311	$75,511	$65,939

Other comprehensive income, net of tax
Foreign currency translation adjustments	$5,853	$11,893	$6,830	$(36)
Other comprehensive income (loss)	5,853	11,893	6,830	(36)
Comprehensive income	$33,050	$28,204	$82,341	$65,903

Net income per share
Basic	$0.20	$0.12	$0.56	$0.48
Diluted	$0.19	$0.11	$0.54	$0.46

Weighted average number of shares outstanding
Basic	135,946	138,714	134,683	138,140
Diluted	141,474	143,543	140,794	142,699

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2012	2013
Cash Flows From Operating Activities
Net income	$75,511	$65,939
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	180,931	225,324
Loss on disposal of equipment, net	962	892
Provision for bad debts and customer credits	4,559	3,843
Deferred income taxes	3,793	10,305
Deferred rent	6,329	9,285
Share-based compensation expense	30,302	42,457
Excess tax benefits from share-based compensation arrangements	(34,981)	(17,383)
Changes in certain assets and liabilities:
Accounts receivable	(29,103)	(24,129)
Prepaid expenses and other current assets	(11,030)	(18,560)
Accounts payable and accrued expenses	51,206	26,948
Deferred revenue	(292)	1,191
All other operating activities	524	8,430
Net cash provided by operating activities	278,711	334,542

Cash Flows From Investing Activities
Purchases of property and equipment	(187,455)	(325,873)
Acquisitions, net of cash acquired	(5,945)	(6,203)
All other investing activities	42	(1,808)
Net cash used in investing activities	(193,358)	(333,884)

Cash Flows From Financing Activities
Principal payments of capital leases	(52,970)	(51,208)
Principal payments of notes payable	(1,911)	(1,863)
Payments for deferred acquisition obligations	(4,726)	(1,296)
Proceeds from notes payable	691	—
Receipt of Texas Enterprise Fund Grant	3,500	—
Proceeds from employee stock plans	31,514	14,846
Excess tax benefits from share-based compensation arrangements	34,981	17,383
Net cash provided by (used in) financing activities	11,079	(22,138)

Effect of exchange rate changes on cash and cash equivalents	1,363	(586)

Increase (decrease) in cash and cash equivalents	97,795	(22,066)

Cash and cash equivalents, beginning of period	159,856	292,061

Cash and cash equivalents, end of period	$257,651	$269,995

Supplemental cash flow information:
Acquisition of property and equipment by vendor financed capital leases	$59,833	$415
Acquisition of property and equipment by vendor financed notes payable	5,237	—
Increase (decrease) in property and equipment in accounts payable and accrued expenses	(2,858)	23,194
Non-cash purchases of property and equipment	$62,212	$23,609

Shares issued in business combinations	$2,745	$4,457
Cash payments for interest, net of amount capitalized	$3,588	$2,599
Cash payments for income taxes	$7,868	$12,674

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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2012 and 2013, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2013, our results of operations for the three and nine months ended September 30, 2012 and 2013, and our cash flows for the nine months ended September 30, 2012 and 2013.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or for any other interim period, or for any other future year.

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

The changes do not affect the Company's previously reported Income from Operations or Net Income for the three and nine months ended September 30, 2012 or amounts in the Condensed Consolidated Balance Sheet as of December 31, 2012 and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012. In connection with the filing of our 2013 Annual Report on Form 10-K, similar reclassifications will be made to the Company's Consolidated Statements of Comprehensive Income.

The tables below summarize the amount by which each category in the Consolidated Statement of Comprehensive Income increased/(decreased) for each period:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
(In thousands)	Reclassification Amount	Reclassification Amount
Cost of revenue	$12,617	$37,978
Research and development	$15,563	$39,794
Sales and marketing	$2,185	$5,666
General and administrative	$(30,365)	$(83,438)

	Year Ended
	December 31, 2011		December 31, 2012
(In thousands)	Reclassification Amount	As Adjusted	Reclassification Amount	As Adjusted
Cost of revenue	$37,246	$346,341	$51,534	$419,013
Research and development	$33,709	$33,709	$56,736	$56,736
Sales and marketing	$4,669	$131,174	$8,064	$166,172
General and administrative	$(75,624)	$194,957	$(116,334)	$244,732

We revised the amounts previously reported as Research and Development and General and Administrative costs for the three months ended March 31, 2012 and 2013 and the three and six months ended June 30, 2012 and 2013. We determined that certain internal projects did not meet the accounting definition of Research and Development costs, and such correcting amounts were reclassified to General and Administrative costs, as follows:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2013
(In thousands)	Reclassification Amount	As Adjusted	Reclassification Amount	As Adjusted
Research and development	$(2,605)	$10,842	$(4,398)	$18,375
General and administrative	$2,605	$57,911	$4,398	$67,477

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2013
(In thousands)	Reclassification Amount	As Adjusted	Reclassification Amount	As Adjusted
Research and development	$(3,353)	$13,389	$(3,560)	$23,216
General and administrative	$3,353	$59,207	$3,560	$72,840

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2013
(In thousands)	Reclassification Amount	As Adjusted	Reclassification Amount	As Adjusted
Research and development	$(5,958)	$24,231	$(7,958)	$41,591
General and administrative	$5,958	$117,118	$7,958	$140,317

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of share-based compensation, contingencies, and income taxes, among others. Whenever possible, we base our estimates and assumptions on historical experience. However, certain estimates require us to make assumptions about expected future cash flow, events and usage patterns that we cannot influence or control. Our judgments, assumptions and estimates are based upon facts and circumstances known to us when we prepare the financial statements and that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities or recording revenue and expenses in our financial statements. Changes in facts and circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from our estimates. We have engaged third-party consultants to assist management in the valuation of acquired assets, including other intangibles.

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2012, included in our Annual Report on Form 10-K.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2013	2012	2013
Basic net income per share:
Net income	$27,197	$16,311	$75,511	$65,939
Weighted average shares outstanding:
Common stock	135,946	138,714	134,683	138,140
Number of shares used in per share computations	135,946	138,714	134,683	138,140
Earnings per share	$0.20	$0.12	$0.56	$0.48

Diluted net income per share:
Net income	$27,197	$16,311	$75,511	$65,939
Weighted average shares outstanding:
Common stock	135,946	138,714	134,683	138,140
Stock options, awards and employee share purchase plan	5,528	4,829	6,111	4,559
Number of shares used in per share computations	141,474	143,543	140,794	142,699
Earnings per share	$0.19	$0.11	$0.54	$0.46

We excluded 1.5 million and 3.9 million potential common shares from the computation of dilutive earnings per share for the three months ended September 30, 2012 and 2013, respectively, and 1.1 million and 2.8 million potential shares for the nine months ended September 30, 2012 and 2013, respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2012	September 30, 2013
Cash deposits	$131,271	$161,626
Money market funds	160,790	108,369
Cash and cash equivalents	$292,061	$269,995

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

	December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$160,790	$—	$—	$160,790
Rabbi trust (2)	520	—	—	520
Total	$161,310	$—	$—	$161,310

Liabilities:
Deferred compensation (3)	$410	$—	$—	$410
Total	$410	$—	$—	$410

	September 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets/Liabilities at Fair Value
Assets:
Money market funds (1)	$108,369	$—	$—	$108,369
Rabbi trust (2)	773	—	—	773
Total	$109,142	$—	$—	$109,142

Liabilities:
Deferred compensation (3)	$570	$—	$—	$570
Total	$570	$—	$—	$570

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the Statement of Comprehensive Income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During the three and nine months ended September 30, 2012 and September 30, 2013, we recognized minimal net gains as interest and other income.

5. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in thousands)	Estimated Useful Lives				December 31, 2012	September 30, 2013
Computers, software and equipment	1	-	5	years	$1,140,772	$1,401,718
Furniture and fixtures	7	years			40,557	52,028
Buildings and leasehold improvements	2	-	30	years	214,858	231,232
Land					15,864	16,037
Property and equipment, at cost					1,412,051	1,701,015
Less accumulated depreciation and amortization					(738,274)	(917,948)
Work in process					51,208	67,838
Property and equipment, net					$724,985	$850,905

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $61.9 million and $78.1 million for the three months ended September 30, 2012 and 2013, respectively, and $174.2 million and $218.0 million for the nine months ended September 30, 2012 and 2013, respectively.

At December 31, 2012, the work in process balance consisted of build outs of $28.4 million for office facilities, $2.8 million for data centers, and $20.0 million for capitalized software and other projects. At September 30, 2013, the work in process balance consisted of build outs of $24.2 million for office facilities, $4.8 million for data centers, and $38.8 million for capitalized software and other projects.

There was no interest capitalized during the three or nine months ended September 30, 2012 or 2013.

6. Business Combinations and Goodwill

During the first nine months of 2013, we acquired two companies for total cash and equity consideration of $11.5 million, of which approximately $8.1 million was attributed to goodwill, $5.1 million to acquired intangible assets and $1.7 million to other net liabilities assumed. The acquisitions were accounted for using the acquisition method, and the purchase prices were allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. These estimates are subject to change within the measurement period. The Consolidated Statements of Comprehensive Income include the results of operations for the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

The finite-lived intangible assets acquired as part of these acquisitions have a weighted-average useful life of 3.2 years.

The following table provides a roll forward of our goodwill balance.

(In thousands)
Balance at December 31, 2012	$68,742
Acquisitions	8,089
Balance at September 30, 2013	$76,831

The goodwill recorded in 2013 is not deductible for tax purposes.

In prior periods, we acquired companies that required additional future payments in addition to the initial cash payment. During the first nine months of 2013, we paid $1.4 million related to these previous acquisitions, and as of September 30, 2013, the fair value of the remaining liability recorded was $0.6 million.

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

8. Share-Based Compensation

The Company has granted equity awards to its employees and directors in the form of stock options and restricted stock. The exercise price of all stock options granted is not less than 100% of the fair market value of a share of common stock as of the date of grant. The stock options granted generally vest ratably over a four-year period or cliff-vest at the third anniversary date of the grant. Stock options assumed through acquisitions vest 25% the first year and ratably over the remaining periods. All stock options expire seven to ten years following the grant date. The restricted stock generally vests ratably over a four-year period. Certain key executives receive restricted stock grants that vest based on predetermined market and/or performance conditions.

The composition of the equity awards outstanding as of December 31, 2012 and September 30, 2013 was as follows:

	December 31, 2012	September 30, 2013
Restricted stock	2,800,230	3,614,592
Stock options	9,032,512	10,789,145
Total outstanding awards	11,832,742	14,403,737

The Company also has an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, eligible employees may purchase a limited number of shares of the Company's common stock at the lesser of 85% of the market value on the enrollment date or the purchase date. The ESPP is made up of a series of offering periods. Each offering period has a maximum term of 24 months and is divided into semi-annual purchase intervals. The current ESPP began on July 1, 2013 and will conclude on June 30, 2015. Eligible employees may enroll at the beginning of any semi-annual purchase interval.

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2013	2012	2013
Cost of revenue	$2,499	$3,453	$6,833	$8,707
Research and development	1,379	2,306	3,619	5,647
Sales and marketing	2,021	2,149	4,615	5,551
General and administrative	6,519	9,051	15,235	22,552
Pre-tax share-based compensation	12,418	16,959	30,302	42,457
Less: Income tax benefit	(4,729)	(6,578)	(11,095)	(15,500)
Total share-based compensation expense, net of tax	$7,689	$10,381	$19,207	$26,957

The Company has made certain reclassifications to the prior period amounts above in order to conform to the current period's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for more information about these reclassifications.

As of September 30, 2013, there was $196.5 million of total unrecognized compensation cost related to restricted stock, options and the ESPP, which will be amortized using the straight-line method over a weighted average period of 2.5 years.

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

10. Comprehensive Income

There was no income tax expense allocated to foreign currency translation adjustments during the three or nine months ended September 30, 2012 or 2013.

The change in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 was as follows:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2012	$(8,089)
Foreign currency cumulative translation adjustment	(36)
Balance at September 30, 2013	$(8,125)

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

Overview of our Business

Rackspace is one of the world's leading providers of hybrid computing. We serve hundreds of thousands of business customers from our data centers on four continents. We help them find the IT infrastructure that best fits their unique needs, and we enable them to achieve their business goals through superior performance and cost efficiency. Leveraging our product portfolio, Rackspace helps businesses run each of their IT workloads where it performs best and most efficiently - whether on the public cloud, a private cloud, dedicated cloud, or a combination of these platforms.

We are a founder of OpenStack, the standard open source technology framework for cloud computing, and we are a leading contributor to the developer community which is advancing this technology. By leading and embracing open technologies, we are able to drive rapid innovation in our service offerings to customers. The pace of innovation within open technology communities continues to accelerate, and we believe these technologies deliver great value and outcomes to our customers.

Rackspace is renowned for its obsession with customer outcomes, known as Fanatical Support. Our suite of services is always evolving and expanding, and today includes everything from basic system administration services to complex architecture services that span across our global portfolio of cloud and dedicated systems. Customers select Rackspace based on our ability to deliver superior infrastructure and application performance, and we strive to provide Fanatical service to our customers every day.

Our growth as a company emanates from our ability to deliver valuable technology services to customers. Our services help customers accelerate the pace of innovation inside their businesses by capturing the power of new information technologies through the delivery of highly performing infrastructure and applications.

Over the last several years we have made significant investments in hybrid cloud, open technologies and Fanatical Support. We will continue to pursue strategic investments that have the potential to increase our capabilities to serve customers, enhance our competitive advantage, and generate savings. We are committed to delivering Fanatical Support for the open cloud across our entire product portfolio, and we will continue to pursue our vision to be considered one of the world’s great service companies.

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Hong Kong, where we began offering hybrid cloud services, and in Australia, where we operate a data center and sales office. Our growth strategy includes targeting additional international markets as we plan to continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first nine months of 2013, no individual customer accounted for greater than 2% of our net revenue.

Product and Service Offerings

We continue to invest in our hybrid cloud, which provides each customer the cloud services that best fit its specific needs, with applications running where they perform best and most cost-effectively, whether on public cloud, private cloud, or dedicated hardware; in our data centers; or in the customer's facilities. Customers using hybrid cloud can achieve higher performance and overall lower costs when compared to those who use a one-size-fits-all provider that offers only one platform such as public cloud. We make public cloud and dedicated cloud work together for customers through our RackConnect® offering, and we are working to extend that service to include private cloud.

We continue to invest in our public cloud service and believe it is an important part of our future success. In early November, for example, we launched Performance Flavors for Cloud Servers, which run computation and storage workloads several times faster than do our standard products. The primary benefit of public cloud is the value proposition that it provides for businesses. It enables them to match costs directly to revenue and to scale up and down on a real-time basis as necessary. We do not believe that public cloud will replace traditional computing on dedicated servers. We believe the two complement one another, allowing customers to choose the best platform for each of their workloads. Many modern Big Data workloads, for example, perform better and more cost-efficiently on dedicated cloud than on the public cloud. A focus in our growth strategy is to build our product portfolio to include higher service levels and additional capabilities. We are investing in this strategy and are creating new technologies to help businesses leverage the benefits of public cloud hosting.

Our product strategy includes the development of a variety of new capabilities and features and building a support business around the OpenStack cloud computing platform. In 2012, we introduced the Rackspace Open Cloud, which marked the first time any company deployed a large-scale open source public cloud powered by OpenStack. With the complete suite of OpenStack-based cloud solutions in full production, Rackspace offers an open, fast and simple cloud experience. Rackspace provides customers with choice and control without the fear of being locked into proprietary technologies. Our open cloud solutions, backed by Fanatical Support, are also available under a managed service level that makes our expertise available to design, plan, deploy, optimize and maintain the environments our customers utilize for business-critical applications.

In 2012, we also released our Rackspace Private Cloud service offering. Private cloud refers to virtualized cloud computing resources that are dedicated to one particular customer, rather than being used by multiple customers. Rackspace facilitates implementation of the OpenStack platform, in combination with operations and support services, in any data center a customer may choose: theirs, ours, or one run by a third party. Customers can choose among support options that range from basic software support to advanced Rackspace operational support. Private cloud has proven popular among customers who value enhanced control, compliance, and customization and whose deployments are large enough to justify their own cloud infrastructure. When customers use Rackspace to install and operate a private cloud in the customer's data center or in a colocation facility, the business model becomes highly capital-efficient for Rackspace, as we do not have to buy additional hardware or lease additional data center space. It represents a new and promising way for Rackspace to deliver open technologies backed by our Fanatical Support and expertise. Though our private cloud offering is relatively new, the research firm Forrester ranked Rackspace as one of its two “top performers” in its 2013 assessment of “Hosted Private Cloud” providers. Revenue for the Rackspace Private Cloud is included within dedicated cloud revenue in our Key Metrics table.

Our ongoing hybrid cloud product and platform transition is a lengthy and complex process that began with a strategic decision to adopt an open source solution to power our public cloud. This involved deploying significant resources to develop and implement the cloud products that comprise the key elements of the OpenStack platform, then continued through the actual roll-out of the new platform, and continues today with infrastructure and support changes, new marketing and sales strategies, corporate-wide knowledge development and training, and reorganization of business units as necessary for the success of the platform and products. In the section titled "Risk Factors," see the risk factor titled, "If we are unable to adapt to evolving technologies and customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may suffer."

While we believe that these new capabilities and features could drive future incremental demand, there are certain risks associated with such a significant product transition and platform shift. These risks could adversely impact our ability to execute on our growth strategy and therefore capitalize on the current market opportunity, both in the short and long term. They include: (i) the non-acceptance by current and prospective customers of our new hybrid cloud platform and product set; (ii) increasing competition in our industry by competitors that have greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater brand recognition, more established relationships in the industry, and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities; (iii) new pricing strategies that may include lowering price points for cloud products to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our cloud products to certain significant cloud customers; (iv) the adoption of OpenStack as the ubiquitous open source cloud computing platform standard for public and private clouds, which could be negatively impacted by a delay in product releases; (v) unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we serve; and (vi) other risks as set forth in the section titled “Risk Factors.”

Recent Developments

In February 2013 we acquired ObjectRocket, a MongoDB database as a service provider, and in March 2013 we acquired Exceptional Cloud Services, a cloud computing service company with products geared toward developers. While the acquisitions did not have a material impact on our financial results, the acquisitions further enhance our portfolio of products and services and our expertise in modern cloud-based applications. If appropriate opportunities present themselves, we may make additional acquisitions in the future in order to increase our service capabilities, product offerings and talent base.

In June 2013 we launched the Rackspace Open Cloud in our new Sydney data center, completing our hybrid cloud portfolio in the Australia and New Zealand market. This allows our customers to achieve higher performance at a lower total cost by providing them the infrastructure that best fits their specific needs. We believe this new hybrid cloud option could increase our ability to generate revenue in these markets.

In October 2013, we launched our hybrid cloud in our Hong Kong data center, completing our hybrid cloud portfolio in the East Asia market.

In early November 2013, we launched our Performance Flavors for Cloud Servers in our U.S. and data centers. These Performance Flavors deliver performance several times faster than that of our standard cloud servers. We plan to extend those Performance Flavors to our U.K. data centers later in 2013 and to our Hong Kong and Sydney data centers in 2014.

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

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server)	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013

Growth
Dedicated cloud, net revenue	$256,559	$265,585	$271,311	$276,845	$280,215
Public cloud, net revenue	$79,426	$87,324	$90,889	$99,002	$108,421
Net revenue	$335,985	$352,909	$362,200	$375,847	$388,636
Revenue growth (year over year)	27.0%	24.6%	20.2%	17.8%	15.7%
Net upgrades (monthly average)	1.6%	1.2%	0.9%	1.5%	1.5%
Churn (monthly average)	-0.8%	-0.7%	-0.8%	-0.8%	-0.8%
Growth in installed base (monthly average) (2)	0.8%	0.5%	0.1%	0.7%	0.7%
Number of employees (Rackers) at period end	4,596	4,852	5,043	5,272	5,450
Number of servers deployed at period end	89,051	90,524	94,122	98,884	101,967
Average monthly revenue per server	$1,287	$1,310	$1,308	$1,298	$1,290
Profitability
Income from operations	$45,330	$49,623	$42,813	$35,404	$27,762
Depreciation and amortization	$63,972	$68,914	$70,111	$74,460	$80,753
Share-based compensation expense
Cost of revenue	$2,499	$2,759	$2,519	$2,735	$3,453
Research and development	$1,379	$1,237	$1,528	$1,813	$2,306
Sales and marketing	$2,021	$1,764	$1,658	$1,744	$2,149
General and administrative	$6,519	$5,484	$6,478	$7,023	$9,051
Total share-based compensation expense	$12,418	$11,244	$12,183	$13,315	$16,959
Adjusted EBITDA (1)	$121,720	$129,781	$125,107	$123,179	$125,474
Adjusted EBITDA margin	36.2%	36.8%	34.5%	32.8%	32.3%
Operating income margin	13.5%	14.1%	11.8%	9.4%	7.1%
Income from operations	$45,330	$49,623	$42,813	$35,404	$27,762
Effective tax rate	38.3%	38.8%	35.2%	34.7%	40.7%
Net operating profit after tax (NOPAT) (1)	$27,969	$30,369	$27,743	$23,119	$16,463
NOPAT margin	8.3%	8.6%	7.7%	6.2%	4.2%
Capital efficiency and returns
Interest bearing debt	$150,112	$125,372	$105,807	$88,434	$72,579
Stockholders' equity	$781,934	$843,647	$879,035	$933,897	$988,708
Less: Excess cash	$(217,333)	$(249,712)	$(235,163)	$(217,950)	$(223,359)
Capital base	$714,713	$719,307	$749,679	$804,381	$837,928
Average capital base	$700,795	$717,010	$734,493	$777,030	$821,155
Capital turnover (annualized)	1.92	1.97	1.97	1.93	1.89
Return on capital (annualized) (1)	16.0%	16.9%	15.1%	11.9%	8.0%
Capital expenditures
Cash purchases of property and equipment	$53,449	$82,919	$105,541	$119,836	$100,496
Non-cash purchases of property and equipment (3)	$31,934	$5,096	$19,858	$(13,311)	$17,062
Total capital expenditures	$85,383	$88,015	$125,399	$106,525	$117,558
Customer gear	$51,026	$60,099	$85,690	$73,022	$73,784
Data center build outs	$5,767	$7,768	$13,228	$10,085	$12,441
Office build outs	$3,413	$2,288	$7,860	$1,683	$6,700
Capitalized software and other projects	$25,177	$17,860	$18,621	$21,735	$24,633
Total capital expenditures	$85,383	$88,015	$125,399	$106,525	$117,558
Infrastructure capacity and utilization
Megawatts under contract at period end	58.0	61.1	59.4	59.6	60.0
Megawatts available for use at period end	33.7	36.9	38.8	44.4	46.9
Megawatts utilized at period end	23.5	24.0	24.7	26.0	27.0
Annualized net revenue per average Megawatt of power utilized	$58,179	$59,437	$59,499	$59,305	$58,662

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures below.

(2)	Due to rounding, totals may not equal the sum of the line items in the table above.

(3)	Non-cash purchases of property and equipment represents changes in amounts accrued for purchases under vendor financing and other deferred payment arrangements.

Beginning in the first quarter of 2013, we have removed customer count from the Key Metrics table above as management no longer believes it is a key indicator of financial condition and operating performance. Over time, the relevance of our total customer count has diminished in terms of analyzing or predicting revenue trends given the ongoing growth of our public cloud, a broader set of products with different price points, the acquisitions we’ve made, and customers migrating from legacy platforms to new platforms. Therefore, management believes that other reported metrics, such as server count, are more relevant metrics for analyzing our results and assessing performance and trends.

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

ROC decreased from 16.0% for the three months ended September 30, 2012 to 8.0% for the three months ended September 30, 2013. This decrease was primarily due to a decrease in operating income margin and, to a lesser extent, an increase in our capital base. Return on assets decreased from 9.1% for the three months ended September 30, 2012 to 4.6% for the three months ended September 30, 2013. This decrease was due to operating expenses increasing as a percentage of revenue and growth in our asset base largely due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of ROC to the calculation of return on assets in the table below:

	Three Months Ended
(In thousands)	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Income from operations	$45,330	$49,623	$42,813	$35,404	$27,762
Effective tax rate	38.3%	38.8%	35.2%	34.7%	40.7%
Net operating profit after tax (NOPAT)	$27,969	$30,369	$27,743	$23,119	$16,463

Net income	$27,197	$29,907	$27,261	$22,367	$16,311

Total assets at period end	$1,241,765	$1,295,551	$1,348,350	$1,377,928	$1,451,769
Less: Excess cash	(217,333)	(249,712)	(235,163)	(217,950)	(223,359)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(177,328)	(175,128)	(197,686)	(178,552)	(213,268)
Less: Deferred revenue (current and non-current)	(18,483)	(20,960)	(21,811)	(22,636)	(22,211)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(113,908)	(130,444)	(144,011)	(154,409)	(155,003)
Capital base	$714,713	$719,307	$749,679	$804,381	$837,928

Average total assets	$1,190,247	$1,268,658	$1,321,951	$1,363,139	$1,414,849
Average capital base	$700,795	$717,010	$734,493	$777,030	$821,155

Return on assets (annualized)	9.1%	9.4%	8.2%	6.6%	4.6%
Return on capital (annualized)	16.0%	16.9%	15.1%	11.9%	8.0%

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

Adjusted EBITDA increased $3 million, or 2%, from $122 million in the three months ended September 30, 2012 to $125 million in the three months ended September 30, 2013; however, Adjusted EBITDA as a percentage of revenue decreased from 36.2% for the three months ended September 30, 2012 to 32.3% for the three months ended September 30, 2013. The decrease in Adjusted EBITDA margin was mainly due to a decrease in our operating income margin, from 13.5% for the three months ended September 30, 2012 to 7.1% for the three months ended September 30, 2013, driven by increases in all categories of operating expenses as a percentage of revenue.

Adjusted EBITDA margin decreased from 32.8% for the three months ended June 30, 2013 to 32.3% for the three months ended September 30, 2013 due to increases in Cost of Revenue and, to a lesser extent, Research and Development and General and Administrative expenses as a percentage of revenue, partially offset by a decrease in Sales and Marketing expenses as a percentage of revenue. As we pursue our plans to re-accelerate revenue growth and deliberately increase operating investments into the business, we expect that in the near term Adjusted EBITDA margin could decline to approximately 30%, depending upon whether and how quickly those investments pay off.

Also impacting our results was non-equity incentive compensation. Non-equity incentive compensation for the three months ended September 30, 2013 increased $4 million from the three months ended September 30, 2012 due to increases in the payout percentage, headcount, and average employee compensation. Employee non-equity incentive compensation through our current non-equity incentive plan is dependent upon the net revenue of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense. Additionally, the Compensation Committee has the discretion to modify a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan. Previously, the metric by which we determined a payout under the bonus plan was net income, which was oriented towards cost management and profit. Beginning in 2013, the Board changed the metric by which we determine a payout under the bonus plan to net revenue growth to add a greater focus on our desire to accelerate our growth opportunities.

See our reconciliation of Adjusted EBITDA to net income in the table below:

	Three Months Ended
(Dollars in thousands)	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013

Net revenue	$335,985	$352,909	$362,200	$375,847	$388,636

Income from operations	$45,330	$49,623	$42,813	$35,404	$27,762

Net income	$27,197	$29,907	$27,261	$22,367	$16,311
Plus: Income taxes	16,918	18,970	14,811	11,901	11,202
Plus: Total other (income) expense	1,215	746	741	1,136	249
Plus: Depreciation and amortization	63,972	68,914	70,111	74,460	80,753
Plus: Share-based compensation expense	12,418	11,244	12,183	13,315	16,959
Adjusted EBITDA	$121,720	$129,781	$125,107	$123,179	$125,474

Operating income margin	13.5%	14.1%	11.8%	9.4%	7.1%

Adjusted EBITDA margin	36.2%	36.8%	34.5%	32.8%	32.3%

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

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2013
Adjusted EBITDA	$125,474	$373,760
Non-cash deferred rent	3,801	9,285
Total capital expenditures	(117,558)	(349,482)
Cash payments for interest, net	(661)	(2,487)
Cash payments for income taxes, net	(2,605)	(12,355)
Adjusted free cash flow	$8,451	$18,721

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The Company has made certain reclassifications to the prior period amounts below in order to conform to the current period's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," within Part I, Item 1 of this Form 10-Q for more information about these reclassifications.

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net revenue	$335,985	$352,909	$362,200	$375,847	$388,636
Costs and expenses:
Cost of revenue	107,348	109,012	113,610	117,658	127,404
Research and development	15,563	16,942	18,375	23,216	23,773
Sales and marketing	41,109	43,467	49,814	52,269	50,869
General and administrative	62,663	64,951	67,477	72,840	78,075
Depreciation and amortization	63,972	68,914	70,111	74,460	80,753
Total costs and expenses	290,655	303,286	319,387	340,443	360,874
Income from operations	45,330	49,623	42,813	35,404	27,762
Other income (expense):
Interest expense	(1,253)	(991)	(940)	(833)	(689)
Interest and other income (expense)	38	245	199	(303)	440
Total other income (expense)	(1,215)	(746)	(741)	(1,136)	(249)
Income before income taxes	44,115	48,877	42,072	34,268	27,513
Income taxes	16,918	18,970	14,811	11,901	11,202
Net income	$27,197	$29,907	$27,261	$22,367	$16,311

 Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.0%	30.9%	31.4%	31.3%	32.8%
Research and development	4.6%	4.8%	5.1%	6.2%	6.1%
Sales and marketing	12.2%	12.3%	13.8%	13.9%	13.1%
General and administrative	18.7%	18.4%	18.6%	19.4%	20.1%
Depreciation and amortization	19.0%	19.5%	19.4%	19.8%	20.8%
Total costs and expenses	86.5%	85.9%	88.2%	90.6%	92.9%
Income from operations	13.5%	14.1%	11.8%	9.4%	7.1%
Other income (expense):
Interest expense	(0.4)%	(0.3)%	(0.3)%	(0.2)%	(0.2)%
Interest and other income (expense)	0.0%	0.1%	0.1%	(0.1)%	0.1%
Total other income (expense)	(0.4)%	(0.2)%	(0.2)%	(0.3)%	(0.1)%
Income before income taxes	13.1%	13.8%	11.6%	9.1%	7.1%
Income taxes	5.0%	5.4%	4.1%	3.2%	2.9%
Net income	8.1%	8.5%	7.5%	6.0%	4.2%
Due to rounding, totals may not equal the sum of the line items in the table above.

Third Quarter 2013 Overview

The highlights and significant events of the three months ended September 30, 2013 and the impact on our operating results compared to the three months ended June 30, 2013 were as follows:

Net Revenue

Net revenue increased $13 million, or 3%, from $376 million in the three months ended June 30, 2013 to $389 million in the three months ended September 30, 2013 due to both an increasing number of new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 1% while net revenue for public cloud increased 10% from the second quarter of 2013. Overall, our installed base grew at a monthly average rate of 0.7% in both the three months ended September 30, 2013 and the three months ended June 30, 2013.

Quarterly revenue growth decelerated on both a sequential basis and year over year. A number of items have accounted for the growth rate deceleration, including, without limitation, our ongoing public cloud platform transition, competition, and foreign exchange. We reasonably expect that the ongoing public cloud platform transition will continue throughout 2013, which may negatively impact our revenue growth rate. We have provided an expected revenue range for the fourth quarter of 2013 of $400 million to $408 million, representing sequential growth between approximately 3% and 5%.

During the third quarter, sequential quarter revenue growth was positively impacted by a weaker U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the third quarter of 2013 would have been approximately $1 million lower had foreign exchange rates remained constant from the prior quarter, with minimal impact to our margins as the majority of customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.

Income from Operations

Operating income margin decreased from 9.4% in the three months ended June 30, 2013 to 7.1% in the three months ended September 30, 2013. While revenue growth over the last several quarters has decelerated from recent years, we have deliberately maintained spending in certain areas that we believe are important to our continued growth. These areas are primarily research and development for software applications necessary to serve customers, such as the OpenStack public cloud platform and an enhanced billing function, as well as data center infrastructure investments, which includes adding data center capacity through operating leases.

These areas contrast with our sales and support functions, which have been scaling at a rate consistent with, or better than, revenue. Hiring in these functions has historically tracked closely with revenue growth. However, total employee-related expenses increased 8.8% from the three months ended June 30, 2013 to the three months ended September 30, 2013 compared to revenue growth of 3.4%. Average headcount increased 3.9% with research and development increasing at the highest rate. The remainder of the increase in employee-related expenses was due to salary increases, new equity grants, and an increase in non-equity incentive compensation.

We reasonably expect to maintain spending at these levels for the remainder of the year as we deliberately continue to hire and make operating and capital investments into sectors of the business that are critical to accelerating future revenue growth.

Three Months Ended September 30, 2012 and September 30, 2013

Net Revenue

Net revenue increased $53 million, or 16%, from $336 million in the three months ended September 30, 2012 to $389 million in the three months ended September 30, 2013, primarily due to both an increasing number of new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 9% while net revenue for public cloud increased 37%. Overall, our installed base grew at a monthly average rate of 0.7% in the three months ended September 30, 2013, compared to 0.8% in the three months ended September 30, 2012.

Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the three months ended September 30, 2013 would have been approximately $2 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $20 million, or 19%, from $107 million in the three months ended September 30, 2012 to $127 million in the three months ended September 30, 2013. Of this increase, $10 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in non-equity incentive compensation and share-based compensation expense. These increases are primarily due to additional headcount and salary increases. The cost increase was further attributable to an increase in license costs of $2 million and an increase in data center costs of $9 million, mostly related to rent, maintenance and utilities, partially offset by a decrease in consulting fees of $2 million. The remaining variance was due to small changes in other cost of revenue expenses.

Research and Development Expenses

Research and development expenses increased $8 million, or 50%, from $16 million in the three months ended September 30, 2012 to $24 million in the three months ended September 30, 2013. Of this increase, $7 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in non-equity incentive compensation and share-based compensation expense. These increases are primarily due to additional headcount and salary increases. The remaining variance was due to small changes in other research and development expenses. Research and development costs increased as a percentage of net revenue, from 4.6% in the three months ended September 30, 2012 to 6.1% in the three months ended September 30, 2013, primarily due to employee-related expenses increasing at a faster rate than revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased $10 million, or 24%, from $41 million in the three months ended September 30, 2012 to $51 million in the three months ended September 30, 2013. Of this increase, $6 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in commissions and non-equity incentive compensation. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. Marketing program expenses increased $2 million primarily due to increases in partner program expenses and online media and email marketing. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $15 million, or 24%, from $63 million in the three months ended September 30, 2012 to $78 million in the three months ended September 30, 2013. Of this increase, $8 million was attributable to employee-related expenses, primarily due to increases in salaries and benefits, non-equity incentive compensation and share-based compensation expense. The 20% increase in employee-related expenses is due to a 12% increase in average headcount, including strategic hires to support the growth of the business, as well as salary increases, a higher non-equity incentive compensation payout percentage and new equity grants. Professional fees increased $5 million as a result of legal expenses and strategic consulting. The remaining variance was due to small changes in other general and administrative expenses. General and administrative costs increased as a percentage of net revenue, from 18.7% in the three months ended September 30, 2012 to 20.1% in the three months ended September 30, 2013, primarily due to employee-related expenses increasing at a faster rate than revenue.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $17 million, or 27%, from $64 million in the three months ended September 30, 2012 to $81 million in the three months ended September 30, 2013. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software. Depreciation and amortization expenses increased as a percentage of net revenue, from 19.0% in the three months ended September 30, 2012 to 20.8% in the three months ended September 30, 2013.

Income Taxes

Our effective tax rate increased from 38.3% for the three months ended September 30, 2012 to 40.7% for the three months ended September 30, 2013 due primarily to return to provision items that resulted from the filing of our Federal tax return, partially offset by the impact of the future tax rate reduction in the U.K. that was enacted in Q2 2013. Overall, differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Nine Months Ended September 30, 2012 and September 30, 2013

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The Company has made certain reclassifications to the prior period amounts below in order to conform to the current period's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," within Part I, Item 1 of this Form 10-Q for more information about these reclassifications.

Consolidated Statements of Income (Unaudited):

	Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2013
Net revenue	$956,330	$1,126,683
Costs and expenses:
Cost of revenue	310,001	358,672
Research and development	39,794	65,364
Sales and marketing	122,705	152,952
General and administrative	179,781	218,392
Depreciation and amortization	180,931	225,324
Total costs and expenses	833,212	1,020,704
Income from operations	123,118	105,979
Other income (expense):
Interest expense	(3,758)	(2,462)
Interest and other income (expense)	(230)	336
Total other income (expense)	(3,988)	(2,126)
Income before income taxes	119,130	103,853
Income taxes	43,619	37,914
Net income	$75,511	$65,939

 Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Nine Months Ended
(Percent of net revenue)	September 30, 2012	September 30, 2013
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.4%	31.8%
Research and development	4.2%	5.8%
Sales and marketing	12.8%	13.6%
General and administrative	18.8%	19.4%
Depreciation and amortization	18.9%	20.0%
Total costs and expenses	87.1%	90.6%
Income from operations	12.9%	9.4%
Other income (expense):
Interest expense	(0.4)%	(0.2)%
Interest and other income (expense)	0.0%	0.0%
Total other income (expense)	(0.4)%	(0.2)%
Income before income taxes	12.5%	9.2%
Income taxes	4.6%	3.4%
Net income	7.9%	5.9%
Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Net revenue increased $171 million, or 18%, from $956 million in the nine months ended September 30, 2012 to $1,127 million in the nine months ended September 30, 2013, primarily due to both an increasing number of new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 12% while net revenue for public cloud increased 38%. Overall, our installed base grew at a monthly average rate of 0.5% in the nine months ended September 30, 2013, compared to 0.8% in the nine months ended September 30, 2012.

Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the nine months ended September 30, 2013 would have been approximately $6 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $49 million, or 16%, from $310 million in the nine months ended September 30, 2012 to $359 million in the nine months ended September 30, 2013. Of this increase, $20 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits resulting from additional headcount and salary increases. The cost increase was further attributable to an increase in license costs of $6 million and an increase in data center costs of $25 million, mostly related to rent, maintenance and utilities, partially offset by a decrease in consulting fees of $2 million.

Research and Development Expenses

Research and development expense increased $25 million, or 63%, from $40 million in the nine months ended September 30, 2012 to $65 million in the nine months ended September 30, 2013. Of this increase, $22 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits resulting from additional headcount and salary increases. The cost increase was further attributable to an increase in consulting fees of $1 million and an increase in internal software support and maintenance costs of $1 million. The remaining variance was due to small changes in other research and development expenses. Research and development costs increased as a percentage of net revenue, from 4.2% in the nine months ended September 30, 2012 to 5.8% in the nine months ended September 30, 2013, primarily due to employee-related expenses increasing at a faster rate than revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased $30 million, or 24%, from $123 million in the nine months ended September 30, 2012 to $153 million in the nine months ended September 30, 2013. Of this increase, $15 million was attributable to employee-related expenses primarily due to increases in salaries and benefits and, to a lesser extent, non-equity incentive compensation. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. Marketing program expenses increased $12 million primarily due to the branding campaign launched during the first quarter of 2013. The cost increase was further attributable to an increase in travel and entertainment costs of $2 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $38 million, or 21%, from $180 million in the nine months ended September 30, 2012 to $218 million in the nine months ended September 30, 2013. Of this increase, $23 million was attributable to employee-related expenses primarily due to increases in salaries and benefits and share-based compensation expense. The 21% increase in employee-related expenses is due to an 11% increase in average headcount, including strategic hires to support the growth of the business, as well as salary increases and new equity grants. Professional fees increased $9 million primarily as a result of legal expenses and strategic consulting. The remaining variance was primarily due to increases in internal software support and maintenance expenses, property insurance and tax, merchant credit card fees, and travel and entertainment expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $44 million, or 24%, from $181 million in the nine months ended September 30, 2012 to $225 million in the nine months ended September 30, 2013. The increase in depreciation and amortization expense was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software. Depreciation and amortization expenses increased as a percentage of net revenue, from 18.9% in the nine months ended September 30, 2012 to 20.0% in the nine months ended September 30, 2013.

Income Taxes

Our effective tax rate decreased from 36.6% for the nine months ended September 30, 2012 to 36.5% for the nine months ended September 30, 2013. Although the effective tax rate includes the benefit of R&D credits that were extended in early 2013, the benefit is offset by a shift in our geographic distribution of our taxable income. Overall, differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

At September 30, 2013, we held $270 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, vendor-financed arrangements, and existing amounts available under our revolving credit facility as our primary sources of liquidity. We currently believe that current cash and cash equivalents, cash generated by operations, and available borrowings will be sufficient to meet our operating and capital needs in the foreseeable future.

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

Of our cash and cash equivalents at September 30, 2013, $80 million was held by our foreign subsidiaries. If these funds are repatriated, we will be required to accrue and pay taxes; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs.

We have vendor-financed arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment. As of December 31, 2012 and September 30, 2013, we had $125 million and $73 million outstanding with respect to these arrangements. While we believe our borrowings from these arrangements will continue to be available, we have shifted our current strategy and now pay cash for most of our equipment purchases rather than financing them through these arrangements. This shift in strategy was a main factor in the decrease in our cash and cash equivalents, increase in accounts payable and accrued expenses and decrease in working capital from December 31, 2012 to September 30, 2013.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September of 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of September 30, 2013, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of September 30, 2013, there were no outstanding borrowings under the revolving credit facility.

Capital Expenditure Requirements

For the full year 2013, we expect to have total capital expenditures between $460 million and $510 million in the aggregate, consisting of $295 million to $320 million for customer gear, $55 million to $60 million for data center infrastructure costs, $20 million to $30 million for office build-outs, and $90 million to $100 million for capitalized software and other projects. We expect our capital expenditures for the year to be higher than our original estimate primarily due to the equipment and data center costs associated with the accelerated and global launch of our Performance Cloud Servers. In addition, we anticipate completing the purchase of land for future expansion of our London U.K. data center.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	(Unaudited)
(In thousands)	2012	2013
Cash provided by operating activities	$278,711	$334,542
Cash used in investing activities	$(193,358)	$(333,884)
Cash provided by (used in) financing activities	$11,079	$(22,138)
Non-cash purchases of property and equipment	$62,212	$23,609

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities increased $56 million, or 20%, from $279 million in the first nine months of 2012 to $335 million in the first nine months of 2013.

Although net income decreased from $76 million in the first nine months of 2012 to $66 million in the first nine months of 2013, there was an increase in non-cash adjustments affecting net income that resulted in an increase in net cash provided by operating activities. A summary of the significant changes in non-cash adjustments is as follows:

•
Depreciation and amortization expense increased by $44 million, from $181 million in the first nine months of 2012 compared to $225 million in the first nine months of 2013, due mainly to purchases of customer gear and computer software (internally developed technology).

•
Excess tax benefits from share-based compensation arrangements created an operating cash outflow of $35 million in the first nine months of 2012 compared to $17 million in the first nine months of 2013. In accordance with the accounting guidance, Rackspace recognizes an excess tax benefit from the exercise of options to the extent that it will result in a reduction of our current tax payable. Note that the offset of this operating cash outflow is presented as a financing cash inflow.

•
Share-based compensation expense increased by $12 million, from $30 million in the first nine months of 2012 to $42 million in the first nine months of 2013, due to an increase in the fair value of equity awards granted in 2012 and the first nine months of 2013.

•
The change in deferred income taxes created a $4 million increase to cash flow from operating activities in the first nine months of 2012 compared to a $10 million increase in the first nine months of 2013. The change in deferred income taxes is due to the increase in deferred tax liabilities related to depreciation being mostly offset by increases across multiple deferred tax asset items.

The changes in certain assets and liabilities in the first nine months of 2012 resulted in a cash inflow of $11 million compared to a cash outflow of $15 million in the first nine months of 2013, primarily due to the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure; furniture, equipment and leasehold improvements to support our operations; and capitalized payroll costs related to software development. Our net cash used in investing activities increased $141 million, or 73%, from $193 million in the first nine months of 2012 to $334 million in the first nine months of 2013, primarily due to an increase in the purchase of property and equipment of $138 million.

Financing Activities

Net cash provided by financing activities was $11 million during the first nine months of 2012 compared to net cash used in financing activities of $22 million during the first nine months of 2013, a change of $33 million. This change is primarily related to excess tax benefits from share-based compensation arrangements, which created a financing cash inflow of $35 million in the first nine months of 2012 compared to $17 million in the first nine months of 2013, and a decrease in proceeds from employee stock plans, from $32 million in the first nine months of 2012 to $15 million in the first nine months of 2013 as a result of less stock option exercise activity in 2013.

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

Our market is characterized by rapidly changing technology, evolving industry standards, and frequent new product announcements, all of which impact the way our services are marketed and delivered. The adoption of new technologies, a change in industry standards or introduction of more attractive products or services could make some or all of our offerings less desirable or even obsolete. These potential changes are magnified by the continued rapid growth of the Internet and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by forecasting customer demands; improving the performance, features, and reliability of our products and services; and modifying our business strategies accordingly. We cannot guarantee that we will be able to identify the emergence of all of these new service alternatives successfully, modify our services accordingly, or develop and bring new products and services to market in a timely and cost-effective manner to address these changes.

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

Finally, even if we succeed in adapting to a new technology or the changing industry standard and developing attractive products and services and successfully bringing them to market, there is no assurance that our use of the new technology or standard or our introduction of the new products or services would have a positive impact on our financial performance and could even result in lower revenue, lower margins and/or higher costs and therefore could negatively impact our financial performance. For example, our recent cloud platform launch featured the release of several key products, including Cloud Servers, Cloud Databases, Cloud Monitoring, Cloud Backup, Cloud Block Storage, and Cloud Networks, along with a new Control Panel. While we believe that these new capabilities and features could drive future incremental demand, there are certain risks associated with such a significant product transition and platform shift. We believe these risks could adversely impact our ability to execute on our growth strategy and therefore capitalize on the current market opportunity, both in the short and long term. They include: (i) the non-acceptance by current and prospective customers of our new hybrid cloud platform and product set; (ii) increasing competition in our industry by competitors that have greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater brand recognition, more established relationships in the industry, and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities; (iii) new pricing strategies that may include lowering price points for cloud products and services to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our cloud products to significant cloud customers; (iv) the adoption of OpenStack as the ubiquitous open source cloud computing platform standard for public and private clouds, which could be negatively impacted by a delay in product releases; and (v) unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we serve.

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

There may be intellectual property rights held by others, including issued or pending patents, trademarks and service marks, that cover significant aspects of our technologies, branding or business methods, including technologies and intellectual property we have licensed from third parties. Companies in the technology industry and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, service marks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These or other parties have claimed in the past and could claim in the future that we have misappropriated or misused intellectual property rights. Any such current or future intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert the attention of our technical and management personnel. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe. For any intellectual property rights claim against us or our customers, we may also have to pay damages, indemnify our customers against damages or stop using technology or intellectual property found to be in violation of a third party’s rights. We may be unable to replace those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms or at all. Licensing replacement technologies and intellectual property may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology and intellectual property, which could require significant effort, time, and expense, and ultimately may not be an alternative that functions as well as the original or is accepted in the marketplace.

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

Because our services are critical to many of our customers’ businesses, any significant disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although we require our customers to sign agreements that contain provisions attempting to limit our liability for service outages, we cannot be assured that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption or other Internet site or application problems that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may exceed our liability insurance coverage by unknown but significant amounts, which could materially impair our financial condition.

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

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited, and we may be unable to sustain growth in our customer base for a number of reasons, such as:

▪	A reduction in the demand for our services due to economic factors in the U.S., as well as the U.K. and European Union;

▪	Our inability to market our services in a cost-effective manner to new customers;

▪	The inability of our customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;

▪	Our inability to successfully communicate the benefits of our services to businesses;

▪	The decision of businesses to host internally or in colocation facilities as an alternative to the use of our services;

▪	Our inability to penetrate international markets;

▪	Our inability to provide compelling services or effectively market them to existing customers;

▪	Our inability to strengthen awareness of our brand; and

▪	Reliability, quality or compatibility problems with our services.
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

Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions. If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility and, if those amounts owed at the time of the default are substantial, the repayment could materially and adversely affect our liquidity and business. As of September 30, 2013, there was no outstanding indebtedness under our credit facility other than an immaterial outstanding letter of credit.

We also have substantial equipment lease obligations. The principal balance of these capital lease obligations totaled approximately $70.6 million as of September 30, 2013. The payment obligations under these equipment leases are secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first nine months of 2013, we expensed approximately $19.5 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow, we may enter into swaps to continuously control our interest rate risk. As a result, we are exposed to interest rate risk on our borrowings. As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually. As of September 30, 2013, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, operating results that do not meet the market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, between December 31, 2012 and September 30, 2013, the closing trading price of our common stock was very volatile, ranging between $34.46 and $79.24 per share, including single-day increases of up to 8.2% and declines up to 24.7%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2013.

Rackspace Hosting, Inc.

Date:	November 12, 2013	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 12, 2013	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)