Form 10-Q/A
period 2013-03-31
RACKSPACE HOSTING, INC.
filed 2013-12-31
CIK 1107694

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

EXPLANATORY NOTE

Rackspace® Hosting, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the "Original Report"), originally filed with the Securities and Exchange Commission (the "SEC") on May 10, 2013, for the sole purpose of revising Exhibit 10.1 to address comments received from the SEC Staff in response to our request for confidential treatment for certain portions of the Exhibit. The Exhibit Index included with the Original Report is hereby amended to include a revised redacted version of the Exhibit.

This Amendment is limited in scope to the item identified above and should be read in conjunction with the Original Report and our filings made with the SEC subsequent to the filing of the Original Report. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Report.

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1†*	Agreement for Lease between Digital Realty (St. Denis SARL) and Rackspace Limited, dated January 11, 2013
31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q/A and submitted separately to the Securities and Exchange Commission.

*	Filed herewith.

(1)	Previously filed or furnished as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2013.

Rackspace Hosting, Inc.

Date:	December 31, 2013	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 31, 2013	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)