Form 10-K
period 2013-12-31
RACKSPACE HOSTING, INC.
filed 2014-03-03
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number 001-34143

 RACKSPACE HOSTING, INC.
(Exact Name of registrant as specified in its charter)

Delaware	74-3016523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Fanatical Place
City of Windcrest
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of June 30, 2013, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 28, 2013) was $2,160,083,173.

On February 27, 2014, 141,832,652 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2014 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

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

TRADEMARKS AND SERVICE MARKS

Rackspace®, Fanatical Support®, and RackConnect® are service marks of Rackspace US, Inc. registered in the United States and other countries. OpenStack® is either a registered trademark or trademark of OpenStack, LLC in the United States and/or other countries. Net Promoter, Net Promoter Score and NPS are trademarks of Satmetrix Systems, Inc., Bain & Company, Inc. and Fred Reichheld. EVA® is a registered trademark of Stern Stewart & Co. and EVA Dimensions. Other trademarks and tradenames appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ tradenames, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

Overview

Rackspace is the open cloud company, delivering open technologies and specialist expertise that power more than 200,000 business customers in 120 countries. We and other cloud computing companies free our business customers from much of the expense and hassle of owning and managing their own computer hardware and software. What distinguishes us from our competitors is our emphasis on delivering an exceptional customer experience, our broad portfolio of services, and our leadership in open standards that give customers freedom of movement among cloud providers. We are the co-founder, with NASA, of OpenStack, the world's fastest-growing open cloud platform and developer community.

We are also a pioneer in the hybrid cloud, which combines the security, performance and scalability of our dedicated and public cloud hosting services, integrated through our RackConnect offering. In contrast to the one-size-fits-all approach taken by some vendors of public cloud services, we believe that the hybrid cloud gives each customer the best fit for its specific needs. It enables each of the customer’s workloads to run where it will achieve the best performance and cost-efficiency, whether on the public cloud, a private cloud, dedicated servers, or a combination of these platforms. Our rapid growth over the last 15 years is the result of our technology leadership and our renowned customer service, known as Fanatical Support.

We offer a diverse portfolio of cloud computing services, including public cloud, dedicated, private cloud, and hybrid cloud - all delivered with a commitment to open technologies. The equipment (servers, routers, switches, firewalls, load balancers, cabinets, software, wiring, etc.) required to deliver services is typically purchased and managed by us. We are committed to delivering Fanatical Support for the open cloud across our entire product portfolio, and we will continue to pursue our vision to be considered one of the world’s great service companies.

We were incorporated in Delaware in March 2000, but our operations began in 1998 as a limited partnership, which became our subsidiary through a corporate reorganization completed in August 2001.

Our Industry

The cloud computing industry, best described as delivering computing, storage, and applications as a service over the Internet, is fast-growing and crowded, and Rackspace has earned a well-defined leadership role within it. We are a company of specialists, with expertise in key skill-sets around hybrid cloud configurations, the deployment and operation of OpenStack, and the management of complex customer applications ranging from MongoDB to SharePoint. We are the industry's service leader and a leader in the open cloud and hybrid cloud. Our employees, who are called Rackers, are focused on providing open and standard cloud products, along with specialist expertise, advice and support for our business customers.

Unlike some of our rivals who essentially rent access to computer hardware and software, Rackspace specializes in offering a set of advisory and support services on top of raw computing services. Our approach positions Rackspace as a mission-critical extension of our business customers' IT departments.

Today, there are four ways in which businesses can fulfill their IT requirements:

1.
The first approach is in-house IT. This is the legacy approach to managing IT services, in which a business retains complete ownership and responsibility for ongoing maintenance and management of servers, software, networking equipment, IT staff, etc. Companies may choose to house this equipment in their own data centers or server closets or may rent data center space from a colocation provider.

2.	The second approach is outsourcing, where businesses transfer full responsibility for their IT systems, operations, and employees to a third party - often a systems integrator such as IBM or CSC.

3.
The third approach is do-it-all-yourself cloud computing, where business customers essentially rent inputs in the form of access to computer hardware and software, on demand over the Internet. They receive few assurances in terms of business outcomes, and little in the way of specialized expertise, advice or support. Rather than focus on their core business, they also take on the full burden of operating IT infrastructure and learning to use the fast-expanding set of tools necessary to leverage cloud computing.

4.
The fourth approach is full-service cloud computing where business customers receive access not only to raw computing services but also to specialized expertise, advice and support, along with explicit assurances of business outcomes through their Service Level Agreements. This approach allows customers to focus their scarce technical talent on tasks that differentiate their businesses.

We believe that full-service cloud computing, delivered with exceptional customer support and expertise, provides better quality IT and more value for performance than does the outsourcing approach or the do-it-yourself approach.

We believe demand for cloud computing will continue to grow for four reasons:

1.
Lack of In-House IT Expertise and Equipment. As business IT applications grow in number and complexity, especially around software to leverage large and complex data sets that are difficult to process (referred to as Big Data), most smaller and mid-size companies do not have the IT staff needed to manage complicated, mission-critical websites, databases or other IT applications. They do not want to purchase expensive hardware with their available capital. Yet they must have an increasingly robust, reliable online presence, and must leverage their data about customer behavior and internal operations in order to succeed in today’s market.

2.
Strategic Resource Utilization. Larger companies that do have specialized, dedicated IT resources would rather deploy these resources to more strategic areas of their business rather than managing servers or databases or running a website.

3.
Market Acceptance. As companies have experienced the benefits of using cloud computing providers to manage some of their IT workloads, they have become more comfortable having those providers manage additional IT services. This trend will accelerate as various barriers to adoption are broken down. The expansion of open technologies, for example, is removing business customers' fears of being locked into the proprietary software - and subject to the pricing - of a particular cloud provider. Similarly, advances such as software-defined networking are easing customers' concerns about the security of cloud computing. As time goes by, businesses will move more and more of their IT workloads to the Cloud.

4.
Accelerated Business Creation. Cloud computing removes many of the traditional barriers to new business formation through its low cost, high speed and nimbleness, and the way it reduces upfront capital requirements. Cloud computing is driving innovation and new business formation at a rapid rate, in much the way that the iPhone has driven a fast-growing market for consumer applications. The rising supply of cloud computing is creating new demand.

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

Our Business

We are a global company, selling our services to business customers in more than 120 countries. Our corporate headquarters is located in San Antonio. We also have operations located in multiple cities across the United States, as well as in London, Amsterdam, Zurich, Hong Kong, and Sydney. In 2013 we had net revenue of $1.5 billion, and as of December 31, 2013, we served more than 200,000 business customers, and we managed more than 103,000 servers. No single customer accounted for more than 2% of our net revenue in any of the past three years.

We are focused on the segment of the cloud computing market that demands, and is willing to pay for, the value for performance that can only be delivered by strong support and management services on top of raw computing services. Our services are productized and repeatable, which enables us to operate IT systems for our customers with high levels of up-time, rapid deployment of new systems and significant cost savings, which in turn allows our customers' IT departments to focus on their core business. Our service offering combines hosting on dedicated hardware and on multi-tenant pools of virtualized hardware in a way that best suits each customer’s requirements. We have adopted a portfolio approach to our services, which allows customers the flexibility to choose the best combination of support level, dedicated servers, public cloud and private cloud to meet their unique IT needs. The major components of our products and services are described in greater detail below:

Our Service

Customer Experience. This is where we differentiate ourselves. Fanatical Support, our unique brand of customer experience, is backed by a complex business process that we have built and refined over the past 15 years, and it distinguishes our company in the market. Fanatical Support, which is designed to generate an extraordinary customer experience, is incorporated into all aspects of our services. It involves everything from the way we recruit, interview and test prospective employees; to the way we continuously train new and veteran Rackers alike; to the way we make the specialized expertise of U.S. and U.K. based technicians available to customers 24/7 by phone, email or chat; to the way we empower those Rackers to spend time and money on customers without asking permission; to the way we measure customer satisfaction and churn on a daily basis, team by team; to the way we reward and celebrate successful teams and managers; to the way we design and implement hardware and software solutions and processes to make our services highly reliable and easy for the customer to use and navigate.

When we first launched Fanatical Support, it was mainly about answering the phone and providing extraordinary support when things went wrong with a customer's computing. Since then, our concept of Fanatical Support has expanded to include technological improvements that make our services more reliable and easier to use. It has expanded to include prescriptive advice to customers and prospects about which applications work best in public cloud and private cloud, on dedicated servers and in hybrid cloud. It has expanded to include specialist expertise in complex applications such as MongoDB, Hadoop, Redis, Magento, and SharePoint. Many customers want to leverage these applications and would rather do so through a specialist provider rather than diverting scarce in-house technical resources from tasks core to their business. This evolution and expansion of Fanatical Support aligns with our company's purpose statement: to make cloud computing simple for business.

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

Public Cloud refers to pooled computing resources delivered on-demand over the Internet. Virtualization and other cloud technologies allow us to effectively provision and manage a pool of computing resources across a larger base of customers and deliver more resources to businesses when they need them. At the same time, pooled cloud computing substantially lowers the cost of IT services. There are multiple varieties of public cloud services that are priced on a pay-per-use basis and that can be quickly and easily scaled up or down on-demand. Today we offer Cloud Servers for computing, Cloud Sites for website hosting, Cloud Block Storage and Cloud Files for storage, Cloud Databases for hosting MySQL instances, Cloud Backup for file protection, Cloud Load Balancers for traffic management, Cloud Monitoring for infrastructure control, Cloud DNS for domain management, Cloud Networks for security enhancement, and Cloud Applications, which includes email, collaboration and file back-ups.

We continue to invest in our public cloud service and believe it is an important part of our future success. In early November, for example, we launched Performance Cloud Servers, which run computation and storage workloads several times faster than do our standard products. Despite these performance improvements in our public cloud, we do not believe that public cloud will replace traditional computing on dedicated servers. We believe the two complement one another, allowing customers to choose the best platform for each of their workloads. Many modern Big Data workloads, for example, perform better and more cost-efficiently on dedicated servers than on the public cloud.

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

Hybrid Cloud. We are pioneers in this emerging category, which allows a customer to easily and seamlessly utilize the benefits of both dedicated cloud and public cloud. We are also working to add private cloud to the technologies available. A customer using hybrid cloud is able to utilize any combination of dedicated and pooled resources and to manage them seamlessly through our RackConnect service. Each cloud computing form factor has specific and unique customer benefits, and through hybrid cloud, the various technologies can be combined and adjusted to address each customer's changing and diverse needs. Furthermore, Rackspace’s set of managed support services and Fanatical Support are critical in this new world of computing as customers increasingly need help to make the transition and utilize these new services.

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 14 – Segment Information” for financial information related to our product categories.

Competition

Given the significant market potential of cloud computing, we operate in a rapidly evolving and highly competitive environment. Our principal areas of competition include:

In-house and Colocation. Businesses may choose to house and maintain their own IT systems or use a colocation provider to house IT hardware and provide connectivity. Companies that provide colocation services include AT&T, Equinix, CenturyLink, and other telecommunications companies. We believe that over time it will be difficult for the vast majority of businesses to replicate the capabilities and low costs of specialized service providers, making the do-it-yourself option less attractive.

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

Cloud Computing Providers. Businesses may choose to use a cloud computing provider other than Rackspace to provide services and support for their IT systems. Competitors include AT&T, British Telecom, CenturyLink, Red Hat, Verizon and others. We increasingly face competition from large, diversified technology companies such as Amazon, Google, HP, IBM and Microsoft, who are making substantial investments in cloud computing.

Our Approach and Sources of Competitive Advantage

We are focused on creating a sustainable competitive advantage in four key areas. First, our vision is to be recognized as one of the world’s great service companies. Because companies must trust their cloud computing provider with their mission-critical IT assets, service reputation is a key selection criterion. Second, our specialist focus is to provide cloud computing services and expertise, which enables us to operate with a financial discipline that keeps costs low, thereby generating returns that exceed our cost of capital. Third, our portfolio approach to services, demonstrated by our leadership in the hybrid cloud, allows customers to select the solution that best fits their requirements. Fourth, we are committed to open technology standards, which address one of the main barriers to adoption of cloud computing: the customer's fear of being locked into a particular vendor who then wields great power to raise prices and stifle innovation. These key principles form the foundation of our business model, which is described in more detail below.

Fanatical Support - We believe that an excellent customer experience creates customer loyalty and referrals, which in turn leads to higher profits and growth. We call our unique, industry-leading customer service model “Fanatical Support.” Our entire company is focused on going above and beyond expectations to delight the customer. Fanatical Support builds customer loyalty, which in turn delivers three key benefits:

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

Fanatical Support is a result of our unique culture. Rackers are rewarded for going above and beyond to serve customers. The highest form of recognition is the Straightjacket Award, which is given on a regular basis to the Racker who best demonstrates Fanatical Support in action. We are also very selective in our hiring process. Our philosophy is that technical and functional skills can be taught, but attitude and temperament are ingrained. We strive to hire employees with the personality traits that fit well within our culture and our teams. Periodically, we conduct employee engagement surveys as a measure of cultural health and reward those managers who create an engaging and high-performance environment. In six of the last seven years, Fortune magazine has honored us in its list of “100 Best Companies to Work For,” where we now rank #29. We firmly believe that our unique culture is a point of sustained differentiation because our corporate culture, and the complex business process that sustains it, cannot be easily or quickly replicated by competitors.

Specialist Focus - We specialize exclusively in providing computing power over the Internet using dedicated and pooled technologies. Modern computing infrastructure is complex and ever-changing, so this specialist focus has allowed us to build a productized set of services that are repeatable, efficient, high-quality and valuable to customers. Our employees, systems, management practices and organizational processes are constantly tuned to improve our high-volume cloud computing offerings. Many of our competitors have to balance their cloud computing lines of business with other areas of focus. These other products and services vie internally for the resources and talent needed to make cloud computing successful. Our exclusive focus on cloud computing enables us to concentrate our capital and our Rackers' talents on a single mission and purpose. We can more rapidly and accurately deploy, upgrade and scale our systems and services.

Seamless Portfolio - Many hosting providers offer only public cloud services and take a one-size-fits-all approach to customer needs. Others, rely on third-party reselling relationships to complete their hosting portfolio. Our portfolio of services allows us to deliver the best fit for each customer's unique needs - the right offering at the right budget. Because of the breadth of our portfolio, customers can host their entire environment with us, allowing them to benefit from the simplicity of working with one hosting specialist rather than managing multiple providers. Our hybrid cloud approach allows customers the flexibility to combine both traditional and emerging services for a solution that best addresses their unique IT requirements, and our RackConnect product allows the customer to employ all of our services in a seamless, easy-to-use manner.

Open Standards at Cloud Scale - When we partnered with NASA in July 2010 to launch OpenStack, an open-source cloud computing platform, our goal was to provide an alternative to the proprietary software that then powered all of the major cloud-computing environments. We wanted to help overcome one of the major barriers to adoption of cloud computing: business customers' fear of vendor lock-in and rising prices. Over the past three and a half years, OpenStack has attracted significant support, with more than 250 companies, nine successful Design Summits with participants from six continents, and the successful release of multiple versions of the software.

Research and Development

For the years ended December 31, 2011, 2012 and 2013, we incurred $33.7 million, $56.7 million and $90.2 million of research and development expense, respectively. Our research and development efforts are focused on developing new services including:

•	Deployment of new technologies to address emerging trends, such as public cloud, private cloud, hybrid cloud and OpenStack;

•	Development and enhancement of proprietary tools; and

•	Development and enhancement of data center operations.

We believe cloud computing is a paradigm shift in IT, and we are investing heavily to take advantage of these new technologies. In addition to the research and development expenses incurred, we capitalized internal-use software development and other project costs in the amount of $63.1 million, $79.1 million and $84.9 million in the years ended December 31, 2011, 2012 and 2013, respectively.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark and trade secret laws in the U.S., the European Union, and various countries in Asia, South America, and elsewhere and contractual restrictions to establish and protect certain proprietary rights in our data, applications, and services. We have patents issued as well as patent applications pending in the U.S. and the European Union. We have trademarks registered or pending in the U.S., the European Union, and various countries in Asia, South America, and elsewhere for our name and certain words and phrases that we use in our business. We rely on copyright laws and licenses to use and protect software and certain other elements of our proprietary technologies. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technologies. In addition, we license third-party software, open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business are significantly reliant on proprietary technology and/or licensed technology. Although we rigorously protect our rights to use this technology, any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

Employees

As of December 31, 2013, we employed 5,651 Rackers, a net increase of 799, or 16%, compared to December 31, 2012. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

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

Financial Information About Geographic Areas

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 14 – Segment Information” for financial information related to our geographic areas. For information regarding certain risks relating to our foreign operations, please see the risk titled, “Our ability to operate and expand our business is susceptible to risks associated with international sales and operations” in Item 1A, “Risk Factors.”

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

▪	In-house and Colocation solutions with a colocation partner such as AT&T, Equinix, CenturyLink and other telecommunications companies;

▪	IT outsourcing providers such as CSC, Hewlett-Packard, and IBM;

▪	Cloud computing providers such as AT&T, British Telecom, CenturyLink, Red Hat, IBM Softlayer, Verizon and other telecommunications companies; and

▪	Large technology companies such as Amazon, Hewlett-Packard, Google, IBM, and Microsoft, who have made substantial investments in cloud computing offerings and initiatives.
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

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, including Graham Weston, our Chairman and Chief Executive Officer; and Taylor Rhodes, our President. We do not have long-term employment agreements with any members of our management team, including Messrs. Weston and Rhodes.

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

We rely primarily on patent, copyright, trademark, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We rely on copyright laws to protect software and certain other elements of our proprietary technologies. We cannot be assured that any future copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. We currently have patents issued and patent applications pending in the U.S. and the European Union. Our patent applications may be challenged and/or ultimately rejected, and our issued patents may be contested, circumvented, found unenforceable or invalidated.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Although we have concluded that our consolidated financial statements as of December 31, 2013 present fairly, in all material respects, the financial position, results of operations and cash flow of our company and its subsidiaries in conformity with generally accepted accounting principles, we have identified a material weakness in internal control over financial reporting related to the controls around our accounting review of complex real estate development and lease arrangements. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Item 9A, "Controls and Procedures."

We are initiating remedial measures, but if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest. On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007, for a total of 2,661 jobs in Texas). We received the initial installment of $5 million from the State of Texas in September 2007, and, after achieving the Job Target, we received the remaining $3.5 million in March 2012. These amounts were recorded as non-current liabilities. The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. We have met the required employment level of the second tranche and requested the related $5.5 million of funding in January 2014. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year.

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

Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions. If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility and, if those amounts owed at the time of the default are substantial, the repayment could materially and adversely affect our liquidity and business. As of December 31, 2013, there was no outstanding indebtedness under our credit facility other than immaterial outstanding letters of credit.

We also have substantial equipment and other lease obligations. The principal balance of these capital lease obligations totaled approximately $62.9 million as of December 31, 2013. The payment obligations under the equipment leases are generally secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During 2013, we expensed approximately $26.9 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow, we may enter into swaps to continuously control our interest rate risk. As a result, we are exposed to interest rate risk on our borrowings. As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually. As of December 31, 2013, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

Our referral and reseller partners provide revenue to our business, and we benefit from our association with them. The loss of these participants could adversely affect our business.

Our referral and reseller partners drive revenue to our business. Most of these partners offer services that are complementary to our services; however, some may actually compete with us in one or more of our product or service offerings. These network partners may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own services rather than ours, which could cause our revenue to decline.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, operating results that do not meet the market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, between December 31, 2012 and December 31, 2013, the closing trading price of our common stock was very volatile, ranging between $33.19 and $79.24 per share, including single-day increases of up to 8.2% and declines up to 24.7%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Office Space

Our corporate headquarter facility is located in San Antonio, Texas and consists of a 1.2 million square foot facility located on approximately 67 acres of land. We have remodeled and are currently using approximately 700 thousand square feet of office space and will continue to remodel the formerly vacant facility as needed to facilitate our future growth and office requirements. In addition to our corporate headquarters, we have office locations throughout the U.S., the U.K., the Netherlands, Hong Kong, Switzerland and Australia. As of December 31, 2013, we utilized approximately 1.0 million square feet of leased office space for customer service, operations, sales, corporate and administrative functions.

Data Centers

As of December 31, 2013, we leased data centers located in the U.S. (in Texas, Virginia, and Illinois), the U.K., Hong Kong and Australia. At December 31, 2013, we were utilizing 27 Megawatts of power at our data centers and had 60 Megawatts of power under contract.

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

ITEM 3 – LEGAL PROCEEDINGS

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, we are involved in the following legal proceedings:

On October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston was filed in the 37th District Court in Bexar County, Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleged breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. This matter has been settled as of February 19, 2014.

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

On March 18, 2013, Parallel Iron, LLC filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleged, among other things, infringement of the following three patents: U.S Patent No. 7,197,662, U.S. Patent 7,958,388, and U.S. Patent No. 7,543,177, purporting to cover “Methods and Systems for a Storage System.” On January 13, 2014, the matter was dismissed with prejudice.

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

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by the New York Stock Exchange.

Fiscal Year 2013 Quarters:	High	Low
First Quarter	$79.24	$49.74
Second Quarter	$52.24	$34.46
Third Quarter	$53.85	$38.08
Fourth Quarter	$53.50	$33.19

Fiscal Year 2012 Quarters:	High	Low
First Quarter	$58.64	$41.66
Second Quarter	$59.04	$41.30
Third Quarter	$66.65	$41.22
Fourth Quarter	$74.27	$60.48

The last reported sale price for our common stock on the New York Stock Exchange was $74.27, $39.13 and $38.00 per share on December 31, 2012, December 31, 2013, and February 27, 2014, respectively.

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

Stockholders

As of February 27, 2014, there were 173 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

The graph set forth below compares the five-year cumulative total stockholder return on our common stock between December 31, 2008 and December 31, 2013 with the cumulative total return of (i) the Russell 1000 Index and (ii) the Nasdaq Internet Total Return Index over the same period. This graph assumes the investment of $100 on December 31, 2008 in our common stock, the Russell 1000 Index and the Nasdaq Internet Total Return Index and assumes the reinvestment of dividends, if any. The Russell 1000 Index, of which Rackspace is a member, measures the performance of the large-cap segment of U.S. equities. The Nasdaq Internet Total Return Index consists of U.S. listed companies engaged in Internet-related businesses.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
31-Dec-08
30-Jun-09
31-Dec-09
30-Jun-10
31-Dec-10
30-Jun-11
31-Dec-11
30-Jun-12
31-Dec-12
30-Jun-13
31-Dec-13
Rackspace Hosting, Inc. "RAX"
Nasdaq Internet Total Return Index
Russell 1000 Index

Recent Sales of Unregistered Securities

In connection with an acquisition, on October 21, 2013 we issued an aggregate total of 7,084 shares of our common stock to a stockholder of the acquired company in partial consideration of his ownership of this company. Pursuant to the Agreement and Plan of Merger relating to this acquisition, a portion of the consideration payable to the stockholder in connection with our acquisition of this company was divided by a trailing average closing stock price to determine the number of restricted shares of our common stock that would be issued to the stockholder. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions. Stock certificates issued in the foregoing transaction bear appropriate Securities Act legends as to the restricted nature of such securities.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited consolidated financial statements of the company and should be read in conjunction with those statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this document. Historical results are not necessarily indicative of future results.

The statement of comprehensive income data for the fiscal years ended December 31, 2011, 2012 and 2013 and the balance sheet data as of December 31, 2012 and 2013 have been derived from our audited consolidated financial statements, which are included elsewhere in this document. The statement of comprehensive income data for the years ended December 31, 2009 and 2010 and the balance sheet data as of December 31, 2009, 2010 and 2011 have been derived from our audited consolidated financial statements, which are not included in this document.

	Year Ended December 31,
(In thousands, except per share data)	2009	2010	2011	2012	2013
Statement of comprehensive income data
Net revenue	$628,987	$780,555	$1,025,064	$1,309,239	$1,534,786
Income from operations	$55,241	$79,602	$123,471	$172,741	$133,136
Net income	$30,218	$46,358	$76,411	$105,418	$86,737

Net income per share (1)
Basic	$0.25	$0.37	$0.59	$0.78	$0.63
Diluted	$0.24	$0.35	$0.55	$0.75	$0.61

Balance sheet data
Cash and cash equivalents	$125,425	$104,941	$159,856	$292,061	$259,733
Total assets	$668,645	$761,577	$1,026,482	$1,295,551	$1,491,797
Long-term obligations	$161,024	$133,572	$189,310	$196,465	$177,877

(1) See Note 2 to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income per common share.

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

We sell our services to small and medium-sized businesses, as well as large enterprises. During 2013, more than 25% of our net revenue was generated by our operations outside of the U.S., primarily from the U.K. Additionally, we have operations in Hong Kong and in Australia. Our growth strategy includes, among other strategies, targeting international customers as we plan to continue our expansion in continental Europe, the Asia-Pacific region and Latin America.

How We Earn Revenue

Our dedicated cloud (also referred to as managed hosting) IT services are based upon a subscription-based business model and generate the majority of our revenue. Our customers pay us a recurring fee based on the capacity and complexity of the IT systems we manage and the level of service intensity we provide, pursuant to service agreements that typically provide for monthly payments. Our public cloud service offers pay-as-you go services that are earned and recognized as recurring revenue as the services are provided. Revenue is reduced by credits issued to customers, primarily for service issues.

Company Highlights and Developments

Growth of Our Business

We believe that the segment of the cloud computing market on which we are focused is a large market that represents a significant opportunity. We see a high level of interest building from companies who are considering a hybrid portfolio of services as they gradually move more workloads to the cloud. These companies choose not to do everything on their own so that they can focus on their core business and what they do best. Therefore, they seek a partner who can deliver Fanatical Support every step of the way, and they want specialist expertise in running the ever-expanding set of open technologies that are at the heart of cloud scale applications.

While we believe that we are continuing to put the company in a position to take advantage of this large opportunity, net revenue growth in 2013 of 17.2% was a decrease from prior years. The deceleration in revenue growth was due to a number of factors including, without limitation, our public cloud platform transition, competition, and foreign exchange.

•
In 2013, we continued our hybrid cloud product and platform transition, which began with a strategic decision to adopt an open source solution to power our public cloud. This involved deploying significant resources to develop and implement the cloud products that comprise the key elements of the OpenStack platform, and then continued through the actual roll-out of the new platform.

•
Competition also impacted our growth rate in 2013. Our industry includes competitors that have greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater brand recognition, more established relationships in the industry, and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities. In some cases, we have adopted new pricing strategies that included lowering price points for cloud products to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our cloud products to certain significant cloud customers

•
Our net revenue is denominated in U.S. dollars as well as other foreign currencies, including the pound sterling, the euro, and the Hong Kong dollar. Changes in related currency exchange rates may affect our net revenue. The exchange rate between the U.S. dollar and pound sterling has the greatest impact on our revenue. In 2013, the weakening of the pound sterling against the U.S. dollar had an unfavorable impact on revenue of approximately $5 million.

Consistent with our goal to re-accelerate revenue growth and in order to take advantage of the long-term continued growth opportunities in the market, we have been making increased infrastructure investments to complement and leverage Fanatical Support, our principal differentiation from our competitors across our multiple service offerings. Our cloud computing services provide customers with a mission-critical service and world class support, and we believe this provides us with substantial growth opportunities. We believe that by offering a higher service level agreement and extending our support to new open-source technology platforms, our business becomes more capital efficient and our competitive advantage widens as our service capability increases. In 2014, we expect to continue making these investments in research and development, data centers, corporate facilities, information technology infrastructure, and employees.

Based on these factors, we have provided the guidance below. These forward-looking statements reflect our current expectations and are subject to uncertainty.

•	Net revenue - Sequential net revenue growth in the first quarter of 2014 is expected to be between 2% and 3.5%. Net revenue growth from 2013 to 2014 is expected to be between 15% and 18%.

•	Adjusted EBITDA margin - We expect Adjusted EBITDA margin in the first quarter 2014 to be between 31% and 33%, while for the full year 2014, we expect it to be between 32% and 35%.

•	Depreciation and amortization - We expect depreciation and amortization expense as a percentage of revenue to be approximately 21.5% of net revenue.

•	Share-based compensation expense - We expect share-based compensation expense to approach approximately 5% of net revenue during the year.

Other Developments

In February 2013 we acquired ObjectRocket, a MongoDB database as a service provider, and in March 2013 we acquired Exceptional Cloud Services, a cloud computing service company with products geared toward developers. Additionally, in October 2013 we acquired LiteStack, a company that specializes in an open source hypervisor built to run cloud applications called ZeroVM. While the acquisitions did not have a material impact on our financial results, the acquisitions further enhance our portfolio of products and services and our expertise in modern cloud-based applications. If appropriate opportunities present themselves, we may make additional acquisitions in the future in order to increase our service capabilities, product offerings and talent base.

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

In November 2013, we launched our Performance Flavors for Cloud Servers in our U.S. and U.K. data centers. These Performance Flavors deliver performance several times faster than that of our standard cloud servers. We plan to extend those Performance Flavors to our Hong Kong and Sydney data centers in 2014.

Nature of Our Operating Expenses

Our operating expense categories are cost of revenue, research and development, sales and marketing, general and administrative, and depreciation and amortization.

Employee-related costs have historically been the primary driver of our operating expenses, and we expect this to continue. Employee-related costs include items such as wages, commissions, non-equity incentive compensation, earned time off, benefits, and share-based compensation. Employee non-equity incentive compensation through our current non-equity incentive plan is dependent upon net revenue growth in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense. Additionally, the Compensation Committee has the discretion to modify a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan. Previously, the metric by which we determined a payout under the bonus plan was net income, which was oriented towards cost management and profit.

We had 4,852 and 5,651 employees as of December 31, 2012 and 2013, respectively. The year-over-year increase was primarily attributable to increases in our customer and data center support teams, as well as an increase in product development positions involved in the development of internal-use software. Our headcount is expected to increase in 2014 as our business continues to grow.

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to operate our data centers. To maintain our service focus, our support teams have continued to grow with the growth of our business. The majority of our data center costs vary with the volume of services sold and include power, bandwidth, rent, and costs related to maintenance and the replacement of IT equipment components. Our contracts with network operators for bandwidth capacity generally commit us to pay a monthly fee based on usage. Our data centers rely on local and regional utility companies as their primary source of power. Another significant component of cost of revenue is costs associated with software licenses. We enter into contracts with software providers that allow our customers to utilize third-party software on our IT infrastructure. Our arrangements with these software vendors are typically one to three years in length, and we generally pay a fixed fee per license.

Research and development activities are focused on the deployment of new technologies to address emerging trends such as public cloud, private cloud, hybrid cloud and OpenStack; the development and enhancement of proprietary tools; and the development and enhancement of data center operations. We expense costs related to preliminary project assessment, research and development, re-engineering, training, and application maintenance as incurred. These costs primarily include compensation costs for employees and consultants. Research and development expenses have increased as a percentage of revenue as we increase headcount related to R&D activities. We expect this trend to continue into 2014 as we invest in our products and services.

Sales and marketing activities are directed toward both the acquisition of new customers and increasing our business with existing customers. We pay commissions to our sales representatives generally upon execution of a service agreement. Sales and marketing expense also includes compensation to our channel partners. Marketing expenditures are used to communicate the advantages of our services and to generate customer demand. Sales and marketing expenses are expected to increase slightly as a percentage of revenue as we focus on re-accelerating revenue growth.

General and administrative activities are comprised of employee-related costs, professional fees, general corporate costs and overhead. While we continue to invest in our administrative infrastructure and personnel to support our growth, our focus has been and continues to be on scaling general and administrative headcount additions. However in 2013 we made strategic hires of executives and incurred higher general and administrative costs related to developing and implementing new systems infrastructure to support the business.

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

Our operating expenses are denominated in U.S. dollars as well as other foreign currencies, including the pound sterling, the euro, and the Hong Kong dollar. Changes in related currency exchange rates may affect our operating results. The decrease in operating expenses due to foreign currency fluctuations was approximately $3 million, or 1%, in 2013.

Capital Expenditures

Our capital expenditures relate to customer gear, data center infrastructure, corporate office build-outs, and internally developed software and other projects. Each category is defined below:

Customer gear - Includes servers, firewalls, load balancers, cabinets, backup libraries, storage arrays and drives, and network cabling used in customers' infrastructure environments.

Data center infrastructure - Includes generators, uninterruptible power supplies (or UPS), power distribution units, mechanical and electrical plants, chillers, raised floor, data center gear and other data center building improvements.

Corporate office build-outs - Includes general building improvements, raised floor, furniture and equipment.

Internally developed software and other - Includes salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects and other projects that meet the criteria for capitalization.

In 2013, we purchased $298 million of customer gear, and incurred data center infrastructure costs of $58 million, corporate office build-out costs of $31 million and $85 million of costs related to internally developed software and other capitalized projects. Our capital expenditures in 2013 were higher than our original estimate primarily due to the equipment and data center costs associated with the global launch of our Performance Cloud Servers. Additionally, in the fourth quarter, we completed the purchase of land for future expansion of our London U.K. data center.

Our data center infrastructure is built to accommodate future revenue growth. While we try to match the amount of capacity to customer demand, we consider appropriate lead times for these build-outs, which requires us to build capacity ahead of actual revenue growth. We also strive to align our investment in data center infrastructure with our revenue growth to keep utilization rates high. We measure our utilization rate as the power being consumed by all electrical equipment relative to the total available capacity in our data centers excluding portions of the data center that have not been placed on line. We pursue a modular build-out strategy within our data centers that expands the operational footprint when needed. From time to time, we will be required to make significant investments in new data centers or enter into long-term facility leases to support expected growth beyond our ability to build out additional modules in existing facilities. Our strategy of entering into operating lease agreements for data center space reduces the capital investments required to increase our data center capacity.

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

	Year Ended December 31,
(Dollar amounts in thousands, except average monthly revenue per server)	2011	2012	2013

Growth
Dedicated cloud, net revenue	$835,877	$1,005,165	$1,119,636
Public cloud, net revenue	$189,187	$304,074	$415,150
Net revenue	$1,025,064	$1,309,239	$1,534,786
Revenue growth (year over year)	31.3%	27.7%	17.2%
Net upgrades (monthly average)	1.9%	1.5%	1.3%
Churn (monthly average)	-0.9%	-0.8%	-0.8%
Growth in installed base (monthly average) (2)	1.0%	0.8%	0.5%
Number of employees (Rackers) at period end	4,040	4,852	5,651
Number of servers deployed at period end	79,805	90,524	103,886
Average monthly revenue per server	$1,157	$1,278	$1,307
Profitability
Income from operations	$123,471	$172,741	$133,136
Depreciation and amortization	$195,412	$249,845	$313,007
Share-based compensation expense:
Cost of revenue	$7,482	$9,592	$12,584
Research and development	$2,975	$4,856	$8,168
Sales and marketing	$2,408	$6,379	$7,317
General and administrative	$15,908	$20,719	$31,576
Total share-based compensation expense	$28,773	$41,546	$59,645
Adjusted EBITDA (1)	$347,656	$464,132	$505,788
Adjusted EBITDA margin	33.9%	35.5%	33.0%
Operating income margin	12.0%	13.2%	8.7%
Income from operations	$123,471	$172,741	$133,136
Effective tax rate	34.4%	37.3%	33.7%
Net operating profit after tax (NOPAT) (1)	$80,997	$108,309	$88,269
NOPAT margin	7.9%	8.3%	5.8%
Capital efficiency and returns
Interest bearing debt	$139,126	$125,372	$64,918
Stockholders' equity	$599,423	$843,647	$1,055,412
Less: Excess cash	$(125,865)	$(249,712)	$(210,761)
Capital base	$612,684	$719,307	$909,569
Average capital base	$552,328	$679,125	$804,173
Capital turnover	1.86	1.93	1.91
Return on capital (1)	14.7%	15.9%	11.0%
Capital expenditures
Cash purchases of property and equipment	$251,214	$270,374	$452,596
Non-cash purchases of property and equipment (3)	$93,680	$67,308	$19,493
Total capital expenditures	$344,894	$337,682	$472,089
Customer gear	$196,096	$217,870	$297,787
Data center build outs	$49,947	$26,293	$58,278
Office build outs	$35,752	$14,382	$31,103
Capitalized software and other projects	$63,099	$79,137	$84,921
Total capital expenditures	$344,894	$337,682	$472,089
Infrastructure capacity and utilization
Megawatts under contract at period end	48.1	61.1	60.0
Megawatts available for use at period end	30.7	36.9	46.9
Megawatts utilized at period end	20.9	24.0	27.4
Net revenue per average Megawatt of power utilized	$54,065	$58,188	$59,442

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

The Company has made certain reclassifications to the prior year amounts below in order to conform to the current year's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," within Part II, Item 8 of this Form 10-K for more information about these reclassifications.

Consolidated Statements of Income:

	Year Ended December 31,
(In thousands)	2011	2012	2013
Net revenue	$1,025,064	$1,309,239	$1,534,786
Costs and expenses:
Cost of revenue	346,341	419,013	492,493
Research and development	33,709	56,736	90,213
Sales and marketing	131,174	166,172	208,417
General and administrative	194,957	244,732	297,520
Depreciation and amortization	195,412	249,845	313,007
Total costs and expenses	901,593	1,136,498	1,401,650
Income from operations	123,471	172,741	133,136
Other income (expense):
Interest expense	(5,848)	(4,749)	(3,118)
Interest and other income (expense)	(1,194)	15	741
Total other income (expense)	(7,042)	(4,734)	(2,377)
Income before income taxes	116,429	168,007	130,759
Income taxes	40,018	62,589	44,022
Net income	$76,411	$105,418	$86,737

Consolidated Statements of Income, as a Percentage of Net Revenue:

	Year Ended December 31,
(Percent of net revenue)	2011	2012	2013
Net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	33.8%	32.0%	32.1%
Research and development	3.3%	4.3%	5.9%
Sales and marketing	12.8%	12.7%	13.6%
General and administrative	19.0%	18.7%	19.4%
Depreciation and amortization	19.1%	19.1%	20.4%
Total costs and expenses	88.0%	86.8%	91.3%
Income from operations	12.0%	13.2%	8.7%
Other income (expense):
Interest expense	(0.6)%	(0.4)%	(0.2)%
Interest and other income (expense)	(0.1)%	0.0%	0.0%
Total other income (expense)	(0.7)%	(0.4)%	(0.2)%
Income before income taxes	11.4%	12.8%	8.5%
Income taxes	3.9%	4.8%	2.9%
Net income	7.5%	8.1%	5.7%
Due to rounding, totals may not equal the sum of the line items in the table above.

Years ended December 31, 2012 and 2013

Net Revenue

Our net revenue was $1.3 billion during 2012 and $1.5 billion during 2013, an increase of $226 million, or 17%. The increase in net revenue was primarily due to both an increasing number of new customers and incremental services rendered to existing customers, as well as a broader suite of cloud computing services acquired through acquisitions and research and development activities. Year-over-year revenue increases were 11% for our dedicated cloud service and 37% for our public cloud service. Partially offsetting the revenue increase was the negative impact of a stronger U.S. dollar relative to the functional currencies of our foreign operations in 2013 compared to 2012. Net revenue for 2013 would have been approximately $5 million higher had foreign exchange rates remained constant from the prior year, with minimal impact to our margins as the majority of these customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.

We use a metric called “installed base growth” to measure revenue growth derived only from our existing customer base. During 2013, our monthly average churn rate was 0.8%, compared to 0.8% in 2012. Overall, our installed base grew at a monthly average rate of 0.5% in 2013, compared to 0.8% in 2012.

Our revenue growth rate decelerated year-over-year on a quarterly basis during 2013 from 20% in the first quarter to 16% in the fourth quarter. A number of items have accounted for the growth rate deceleration with varying magnitude throughout the year, including our ongoing public cloud platform transition and competition.

Cost of Revenue

Cost of revenue increased $73 million, or 17%, from $419 million during 2012 to $492 million during 2013. Of this increase, $32 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits, and to a lesser extent, increases in share-based compensation. These increases are primarily due to additional headcount and salary increases. The cost increase was further attributable to an increase in license costs of $10 million and an increase in data center costs of $36 million, mostly related to rent, maintenance and utilities, partially offset by a decrease in consulting fees of $3 million. The remaining variance was due to small changes in other cost of revenue expenses.

Research and Development Expenses

Research and development expenses increased $33 million, or 58%, from $57 million during 2012 to $90 million during 2013. Of this increase, $29 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in non-equity incentive compensation and share-based compensation expense. These increases are primarily due to additional headcount and salary increases. The remaining increase of $4 million was primarily attributable to increases in professional fees, travel costs, and internal software support and maintenance. Research and development costs increased as a percentage of net revenue, from 4.3% in 2012 to 5.9% in 2013, primarily due to employee-related expenses increasing at a faster rate than revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased $42 million, or 25%, from $166 million during 2012 to $208 million during 2013. Of this increase, $22 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in commissions, non-equity incentive compensation and share-based compensation. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. Marketing program expenses increased $14 million partially related to our open cloud branding campaign during the first half of the year. The cost increase was further attributable to an increase in travel costs of $2 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $53 million, or 22%, from $245 million during 2012 to $298 million during 2013. Of this increase, $32 million was attributable to employee-related expenses primarily due to increases in salaries and benefits and share-based compensation expense. The increase in employee-related expenses is due to a 6% increase in average headcount, including strategic hires to support the growth of the business, as well as salary increases and new equity grants. Professional fees increased $11 million primarily as a result of legal expenses and strategic consulting. The remaining variance was due to small changes in other general and administrative expenses as we invest in the infrastructure to support the business.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $63 million, or 25%, from $250 million during 2012 to $313 million during 2013. This increase was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software. Depreciation and amortization expenses increased as a percentage of net revenue, from 19.1% in 2012 to 20.4% in 2013, as a result of the increase in the balance of property and equipment.

Income Taxes

Our effective tax rate decreased from 37.3% in 2012 to 33.7% in 2013. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 13 – Taxes.”

Years ended December 31, 2011 and 2012

Net Revenue

Net revenue increased $284 million, or 28%, from $1.0 billion during 2011 to $1.3 billion during 2012. The increase in net revenue was primarily due to both an increasing number of new customers and incremental services rendered to existing customers. Year-over-year revenue increases were 20% for our Dedicated Cloud service and 61% for our Public Cloud service. Revenue increased 27% in the U.S. and 30% in the rest of the world. Revenue is attributed to geographic location based on the operating location that enters into the contractual relationship with the customer. Partially offsetting the revenue increase outside the U.S. was the negative impact of a stronger U.S. dollar relative to the functional currencies of our foreign operations in 2012 compared to 2011. Net revenue for 2012 would have been approximately $3 million higher had foreign exchange rates remained constant from the prior year, with minimal impact to our margins as the majority of these customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.

During 2012, our monthly average churn rate was 0.8%, compared to 0.9% in 2011. Overall, our installed base grew at a monthly average rate of 0.8% in 2012, compared to 1.0% in 2011.

Our annual revenue growth was 28% for 2012. Our revenue growth rate decelerated year-over-year on a quarterly basis during 2012 from 31% in the first quarter to 25% in the fourth quarter. A number of items accounted for the growth rate deceleration with varying magnitude throughout the year, including without limitation, our public cloud platform transition, competition, and foreign exchange.

Cost of Revenue

Cost of revenue increased $73 million, or 21%, from $346 million during 2011 to $419 million during 2012. Of this increase, $33 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits resulting from additional headcount and salary increases. The cost increase was further attributable to an increase in data center costs of $17 million, mostly related to rent, maintenance and bandwidth, and an increase in license costs of $17 million. The remaining increase was due to small changes in other cost of revenue expenses, including an increase in outsourced services of $1.0 million and an increase in internal software support and maintenance of $1.0 million. Cost of revenue decreased as a percentage of sales primarily due to payroll expenses increasing at a slower rate than revenue.

Research and Development Expenses

Research and development expenses increased $23 million, or 68%, from $34 million during 2011 to $57 million during 2012. Of this increase, $21 million was attributable to employee-related expenses due primarily to an increase in salaries and benefits and, to a lesser extent, increases in non-equity incentive compensation, share-based compensation expense, and contract labor costs. These increases are primarily due to additional headcount and salary increases. The remaining increase was due to small changes in other research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $35 million, or 27%, from $131 million during 2011 to $166 million during 2012. Of this increase, $25 million was attributable to employee-related expenses due primarily to an increase in salaries and benefits, and to a lesser extent, increases in non-equity incentive compensation and share-based compensation. Commissions slightly decreased. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. Advertising and Internet-related marketing expenditures increased $7 million. The cost increase was further attributable to an increase of $2 million in travel and entertainment expenses. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $50 million, or 26%, from $195 million during 2011 to $245 million during 2012. Of this increase, $35 million was attributable to employee-related expenses due primarily to an increase in salaries and benefits, and to a lesser extent, an increase in share-based compensation. These increases are primarily due to additional headcount and equity awards granted in 2012. Professional fees increased $2 million primarily as a result of increased legal costs and consulting expenses. Additionally, office expenses including rent and maintenance increased $5 million, internal software support and maintenance increased $4 million, and merchant credit card fees increased $3 million. The remaining variance was due to small changes in other general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $55 million, or 28%, from $195 million during 2011 to $250 million during 2012. This increase was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software.

Income Taxes

Our effective tax rate increased from 34.4% in 2011 to 37.3% in 2012. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 13 – Taxes.”

Quarterly Key Metrics and Results of Operations

The following tables set forth our unaudited quarterly key metrics and condensed consolidated statements of income data in dollars and as a percentage of revenue for each of our most recent five quarters as of the period ended December 31, 2013. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this document and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information together with our consolidated financial statements and related notes included elsewhere in this document. Our quarterly results of operations may fluctuate in the future due to a variety of factors. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Growth
Dedicated cloud, net revenue	$265,585	$271,311	$276,845	$280,215	$291,265
Public cloud, net revenue	$87,324	$90,889	$99,002	$108,421	$116,838
Net revenue	$352,909	$362,200	$375,847	$388,636	$408,103
Revenue growth (year over year)	24.6%	20.2%	17.8%	15.7%	15.6%
Net upgrades (monthly average)	1.2%	0.9%	1.5%	1.5%	1.1%
Churn (monthly average)	-0.7%	-0.8%	-0.8%	-0.8%	-0.7%
Growth in installed base (monthly average) (2)	0.5%	0.1%	0.7%	0.7%	0.4%
Number of employees (Rackers) at period end	4,852	5,043	5,272	5,450	5,651
Number of servers deployed at period end	90,524	94,122	98,884	101,967	103,886
Average monthly revenue per server	$1,310	$1,308	$1,298	$1,290	$1,322
Profitability
Income from operations	$49,623	$42,813	$35,404	$27,762	$27,157
Depreciation and amortization	$68,914	$70,111	$74,460	$80,753	$87,683
Share-based compensation expense:
Cost of revenue	$2,759	$2,519	$2,735	$3,453	$3,877
Research and development	$1,237	$1,528	$1,813	$2,306	$2,521
Sales and marketing	$1,764	$1,658	$1,744	$2,149	$1,766
General and administrative	$5,484	$6,478	$7,023	$9,051	$9,024
Total share-based compensation expense	$11,244	$12,183	$13,315	$16,959	$17,188
Adjusted EBITDA (1)	$129,781	$125,107	$123,179	$125,474	$132,028
Adjusted EBITDA margin	36.8%	34.5%	32.8%	32.3%	32.4%
Operating income margin	14.1%	11.8%	9.4%	7.1%	6.7%
Income from operations	$49,623	$42,813	$35,404	$27,762	$27,157
Effective tax rate	38.8%	35.2%	34.7%	40.7%	22.7%
Net operating profit after tax (NOPAT) (1)	$30,369	$27,743	$23,119	$16,463	$20,992
NOPAT margin	8.6%	7.7%	6.2%	4.2%	5.1%
Capital efficiency and returns
Interest bearing debt	$125,372	$105,807	$88,434	$72,579	$64,918
Stockholders' equity	$843,647	$879,035	$933,897	$988,708	$1,055,412
Less: Excess cash	$(249,712)	$(235,163)	$(217,950)	$(223,359)	$(210,761)
Capital base	$719,307	$749,679	$804,381	$837,928	$909,569
Average capital base	$717,010	$734,493	$777,030	$821,155	$873,749
Capital turnover (annualized)	1.97	1.97	1.93	1.89	1.87
Return on capital (annualized) (1)	16.9%	15.1%	11.9%	8.0%	9.6%
Capital expenditures
Cash purchases of property and equipment	$82,919	$105,541	$119,836	$100,496	$126,723
Non-cash purchases of property and equipment (3)	$5,096	$19,858	$(13,311)	$17,062	$(4,116)
Total capital expenditures	$88,015	$125,399	$106,525	$117,558	$122,607
Customer gear	$60,099	$85,690	$73,022	$73,784	$65,291
Data center build outs	$7,768	$13,228	$10,085	$12,441	$22,524
Office build outs	$2,288	$7,860	$1,683	$6,700	$14,860
Capitalized software and other projects	$17,860	$18,621	$21,735	$24,633	$19,932
Total capital expenditures	$88,015	$125,399	$106,525	$117,558	$122,607
Infrastructure capacity and utilization
Megawatts under contract at period end	61.1	59.4	59.6	60.0	60.0
Megawatts available for use at period end	36.9	38.8	44.4	46.9	46.9
Megawatts utilized at period end	24.0	24.7	26.0	27.0	27.4
Annualized net revenue per average Megawatt of power utilized	$59,437	$59,499	$59,305	$58,662	$60,015

(1) See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.
(2) Due to rounding, totals may not equal the sum of the line items in the table above.
(3) Non-cash purchases of property and equipment represents changes in amounts accrued for purchases under vendor financing and other deferred payment arrangements.

Consolidated Statements of Income by Quarter (Unaudited):

	Three Months Ended
(In thousands)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net revenue	$352,909	$362,200	$375,847	$388,636	$408,103
Costs and expenses:
Cost of revenue	109,012	113,610	117,658	127,404	133,821
Research and development	16,942	18,375	23,216	23,773	24,849
Sales and marketing	43,467	49,814	52,269	50,869	55,465
General and administrative	64,951	67,477	72,840	78,075	79,128
Depreciation and amortization	68,914	70,111	74,460	80,753	87,683
Total costs and expenses	303,286	319,387	340,443	360,874	380,946
Income from operations	49,623	42,813	35,404	27,762	27,157
Other income (expense):
Interest expense	(991)	(940)	(833)	(689)	(656)
Interest and other income (expense)	245	199	(303)	440	405
Total other income (expense)	(746)	(741)	(1,136)	(249)	(251)
Income before income taxes	48,877	42,072	34,268	27,513	26,906
Income taxes (1)	18,970	14,811	11,901	11,202	6,108
Net income	$29,907	$27,261	$22,367	$16,311	$20,798

Consolidated Statements of Income by Quarter, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	30.9%	31.4%	31.3%	32.8%	32.8%
Research and development	4.8%	5.1%	6.2%	6.1%	6.1%
Sales and marketing	12.3%	13.8%	13.9%	13.1%	13.6%
General and administrative	18.4%	18.6%	19.4%	20.1%	19.4%
Depreciation and amortization	19.5%	19.4%	19.8%	20.8%	21.5%
Total costs and expenses	85.9%	88.2%	90.6%	92.9%	93.3%
Income from operations	14.1%	11.8%	9.4%	7.1%	6.7%
Other income (expense):
Interest expense	(0.3)%	(0.3)%	(0.2)%	(0.2)%	(0.2)%
Interest and other income (expense)	0.1%	0.1%	(0.1)%	0.1%	0.1%
Total other income (expense)	(0.2)%	(0.2)%	(0.3)%	(0.1)%	(0.1)%
Income before income taxes	13.8%	11.6%	9.1%	7.1%	6.6%
Income taxes (1)	5.4%	4.1%	3.2%	2.9%	1.5%
Net income	8.5%	7.5%	6.0%	4.2%	5.1%
Due to rounding, totals may not equal the sum of the line items in the table above.

(1)
The Q4 2013 effective tax rate of 22.7% is significantly lower than previous quarters due to additional Federal and Texas tax credits for research and development expenditures. Recent interpretations of 2013 legislation in the state of Texas resulted in a more favorable position for the company to claim a research and development credit against the state margins (income) tax and accounted for the most significant portion of the decrease in income tax expense for Q4.

Liquidity and Capital Resources

At December 31, 2013, we held $260 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, vendor-financed arrangements, and existing amounts available under our revolving credit facility as our primary sources of liquidity. We currently believe that current cash and cash equivalents, cash generated by operations, and available borrowings will be sufficient to meet our operating and capital needs in the foreseeable future.

Of our cash and cash equivalents at December 31, 2013, $71 million was held by our foreign subsidiaries. If repatriated, we must accrue and pay taxes on such funds; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs. As we expand our business on a global basis, we may transfer additional cash to our foreign entities.

We have vendor-financed arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment. As of December 31, 2012 and 2013, we had $125 million and $65 million outstanding with respect to these arrangements. While we believe our borrowings from these arrangements will continue to be available, we have shifted our current strategy and have begun to pay cash for most of our equipment purchases rather than financing them through these arrangements.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of December 31, 2013, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of December 31, 2013, there were no outstanding borrowings under the revolving credit facility.

Capital Expenditure Requirements

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. Our money market mutual funds comply with SEC Rule 2a-7 and invest exclusively in high-quality, short-term obligations that include securities issued or guaranteed by the U.S. government or by U.S. government agencies and floating rate and variable rate demand notes of U.S. and foreign corporations. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal, secondly on the liquidity of our investments, and finally on maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation, or “FDIC,” insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2011	2012	2013
Cash provided by operating activities	$324,395	$399,499	$444,060
Cash used in investing activities	$(251,998)	$(276,221)	$(464,224)
Cash provided by (used in) financing activities	$(17,190)	$7,455	$(11,772)
Non-cash purchases of property and equipment	$93,680	$67,308	$19,493

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities was $399 million in 2012 compared to $444 million in 2013, an increase of $45 million, or 11%. Net income decreased $18 million from $105 million in 2012 to $87 million in 2013. A summary of the significant changes in non-cash adjustments affecting net income is as follows:

•
Depreciation and amortization expense was $250 million in 2012 compared to $313 million in 2013. The increase in depreciation and amortization was due to purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions.

•	Share-based compensation expense was $42 million in 2012 compared to $60 million in 2013. The increase in expense was due to an increase in the fair value of equity awards granted in 2012 and 2013.

•
Excess tax benefits from share-based compensation arrangements created an operating cash outflow of $46 million in 2012 and $34 million in 2013. In accordance with the accounting guidance, Rackspace recognizes an excess tax benefit from the exercise of options to the extent that it will result in a reduction of our current tax payable.

The changes in certain assets and liabilities in 2013 resulted in a cash outflow of $6 million compared to a cash inflow of $34 million in 2012, primarily due to the timing of payments for trade payables and payroll-related expenses.

Net cash provided by operating activities was $324 million in 2011 compared to $399 million in 2012, an increase of $75 million or 23%. Net income increased $29 million from $76 million in 2011 to $105 million in 2012. During 2011 and 2012, we incurred depreciation and amortization charges in the amount of $195 million and $250 million, respectively. The increase in depreciation and amortization was due to the purchases of servers, networking gear, computer software (internally developed technology), electrical equipment, and leasehold improvements primarily for data center expansion, as well as the amortization of intangibles related to acquisitions. The changes in certain assets and liabilities in 2012 resulted in a cash inflow of $34 million compared to a cash inflow of $13 million in 2011, primarily due to the timing of payments for trade payables and payroll-related expenses.

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

Our net cash used in investing activities was $276 million during 2012 compared to $464 million during 2013, an increase of $188 million, or 68%. The increase was primarily due to an increase in the purchase of property and equipment of $182 million and a $4 million increase related to cash paid for acquisitions. Also contributing to the increase was the impact of the shift in our strategy away from using capital leases to finance purchases of equipment, which occurred in the second half of 2012.

Our net cash used in investing activities was $252 million during 2011 compared to $276 million during 2012, an increase of $24 million, or 10%. The increase was primarily due to an increase in the purchase of property and equipment of$19 million and a $5 million increase related to cash paid for acquisitions. Although there was an increase in the purchase of property and equipment, total capital expenditures decreased because in 2012 we decreased the amount of purchases financed through capital lease arrangements as we shifted our strategy away from using capital leases.

 Financing Activities

Net cash provided by financing activities was $7 million during 2012 compared to net cash used in financing activities of $12 million during 2013, a change of $19 million. The largest driver of this change was the decrease in proceeds from employee stock plans, which decreased from $41 million in 2012 to $24 million in 2013, as a result of lower employee stock option exercise activity. Additionally, the financing cash inflow from excess tax benefits from share-based compensation arrangements decreased from $46 million in 2012 to $34 million in 2013. These decreases in financing cash inflows were partially offset by the $10 million decrease in principal payments on capital leases resulting from the shift in strategy discussed above.

Net cash used in financing activities was $17 million during 2011 compared to net cash provided by financing activities of $7 million during 2012, a change of $24 million. The majority of this change was related to excess tax benefits from share-based compensation arrangements, which created a financing cash inflow of $21 million in 2011 and $46 million in 2012. The $10 million increase in principal payments on capital leases, from $66 million in 2011 to $76 million in 2012, was mostly offset by increased cash inflow related to other financing activities.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2013:

(In thousands)	Total	2014	2015-2016	2017-2018	2019 and Beyond
Capital leases (1)	$63,987	$39,221	$19,690	$1,257	$3,819
Operating leases	917,760	67,160	134,430	125,116	591,054
Purchase obligations	78,430	50,472	27,089	869	—
Notes payable (1)	2,030	1,905	125	—	—
Total contractual obligations	$1,062,207	$158,758	$181,334	$127,242	$594,873

(1)	Represents principal and interest.

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

Uncertain Tax Positions

We have excluded $23 million of uncertain tax positions from the table above as we are uncertain as to if or when such amounts will be recognized.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) / Average capital base

NOPAT = Income from operations x (1 – effective tax rate)

Average capital base = Average of (interest bearing debt + stockholders’ equity – excess cash) = Average of (total assets – excess cash – accounts payables and accrued expenses, accrued compensation and benefits, and income and other taxes payable – deferred revenue – other non-current liabilities, deferred income taxes, and deferred rent).

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

ROC increased from 14.7% in 2011 to 15.9% in 2012 and decreased to 11.0% in 2013. The decrease in the current year is due to income from operations increasing at a slower pace than our average capital base over that time period. Return on assets increased from 8.5% in 2011 to 9.1% in 2012 and decreased to 6.2% in 2013. The decrease in the current year is due to net income increasing at a slower pace than our average asset balance.

See our reconciliation of the calculation of annual return on assets to ROC in the following table:

	Year Ended December 31,
(In thousands)	2011	2012	2013
Income from operations	$123,471	$172,741	$133,136
Effective tax rate	34.4%	37.3%	33.7%
Net operating profit after tax (NOPAT)	$80,997	$108,309	$88,269

Net income	$76,411	$105,418	$86,737

Total assets at period end	$1,026,482	$1,295,551	$1,491,797
Less: Excess cash	(125,865)	(249,712)	(210,761)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(156,004)	(175,128)	(195,894)
Less: Deferred revenue (current and non-current)	(18,281)	(20,960)	(26,530)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(113,648)	(130,444)	(149,043)
Capital base	$612,684	$719,307	$909,569

Average total assets	$895,545	$1,158,384	$1,393,079
Average capital base	$552,328	$679,125	$804,173

Return on assets (Net income/Average total assets)	8.5%	9.1%	6.2%
Return on capital (NOPAT/Average capital base)	14.7%	15.9%	11.0%

See our reconciliation of the calculation of quarterly return on assets to ROC in the following table:

	Three Months Ended
(In thousands)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Income from operations	$49,623	$42,813	$35,404	$27,762	$27,157
Effective tax rate	38.8%	35.2%	34.7%	40.7%	22.7%
Net operating profit after tax (NOPAT)	$30,369	$27,743	$23,119	$16,463	$20,992

Net income	$29,907	$27,261	$22,367	$16,311	$20,798

Total assets at period end	$1,295,551	$1,348,350	$1,377,928	$1,451,769	$1,491,797
Less: Excess cash	(249,712)	(235,163)	(217,950)	(223,359)	(210,761)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(175,128)	(197,686)	(178,552)	(213,268)	(195,894)
Less: Deferred revenue (current and non-current)	(20,960)	(21,811)	(22,636)	(22,211)	(26,530)
Less: Other non-current liabilities, deferred income taxes, and deferred rent	(130,444)	(144,011)	(154,409)	(155,003)	(149,043)
Capital base	$719,307	$749,679	$804,381	$837,928	$909,569

Average total assets	$1,268,658	$1,321,951	$1,363,139	$1,414,849	$1,471,783
Average capital base	$717,010	$734,493	$777,030	$821,155	$873,749

Return on assets (annualized)	9.4%	8.2%	6.6%	4.6%	5.7%
Return on capital (annualized)	16.9%	15.1%	11.9%	8.0%	9.6%

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

Adjusted EBITDA increased $42 million, or 9%, from $464 million in 2012 to $506 million in 2013. Adjusted EBITDA as a percentage of revenue decreased from 35.5% in 2012 to 33.0% in 2013. The primary driver of the decrease in Adjusted EBITDA margin was an increase in Research and Development expenses as a percentage of revenue, expenses related to our open cloud branding campaign during the first half of the year, and increased General and Administrative professional fees as a result of legal expenses and strategic consulting.

Income from operations has been unfavorably impacted by increases across each of the operating expense categories as a percentage of revenue. Our operating income margin decreased from 13.2% in 2012 to 8.7% in 2013.

See our annual Adjusted EBITDA reconciliation below:

	Year Ended December 31,
(Dollars in thousands)	2011	2012	2013

Net revenue	$1,025,064	$1,309,239	$1,534,786

Income from operations	$123,471	$172,741	$133,136

Net income	$76,411	$105,418	$86,737
Plus: Income taxes	40,018	62,589	44,022
Plus: Total other (income) expense	7,042	4,734	2,377
Plus: Depreciation and amortization	195,412	249,845	313,007
Plus: Share-based compensation expense	28,773	41,546	59,645
Adjusted EBITDA	$347,656	$464,132	$505,788

Operating income margin	12.0%	13.2%	8.7%

Adjusted EBITDA margin	33.9%	35.5%	33.0%

See our quarterly Adjusted EBITDA reconciliation below:

	Three Months Ended
(Dollars in thousands)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Net revenue	$352,909	$362,200	$375,847	$388,636	$408,103

Income from operations	$49,623	$42,813	$35,404	$27,762	$27,157

Net income	$29,907	$27,261	$22,367	$16,311	$20,798
Plus: Income taxes	18,970	14,811	11,901	11,202	6,108
Plus: Total other (income) expense	746	741	1,136	249	251
Plus: Depreciation and amortization	68,914	70,111	74,460	80,753	87,683
Plus: Share-based compensation expense	11,244	12,183	13,315	16,959	17,188
Adjusted EBITDA	$129,781	$125,107	$123,179	$125,474	$132,028

Operating income margin	14.1%	11.8%	9.4%	7.1%	6.7%

Adjusted EBITDA margin	36.8%	34.5%	32.8%	32.3%	32.4%

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

Year Ended
(In thousands)	December 31, 2013
Adjusted EBITDA	$505,788
Non-cash deferred rent	11,564
Total capital expenditures	(472,089)
Cash payments for interest, net	(3,096)
Cash payments for income taxes, net	(14,930)
Adjusted free cash flow	$27,237

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

See Item 8 of Part II, "Financial Statements and Supplementary Data – Note 10 – Commitments and Contingencies" for more information related to these indemnification arrangements.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, service has been provided to the customer, the amount of fees to be paid by the customer is fixed or determinable, and collectibility is reasonably assured. Because we provide our cloud computing and hosting services to our customers and do not sell individual hardware and software products, we generally recognize revenue, including implementation and set-up fees, on a monthly basis, as services are delivered. For services that are billed according to customer usage, revenue is recognized in the month in which the usage is provided. Implementation and set-up fees are amortized over the estimated average customer life. If a customer terminates its relationship with us before the expiration of the estimated average customer life, any unamortized installation fees are recognized as revenue at that time. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of prepaid service fees and set-up fees. Professional services are recognized in the period services are provided.

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

Periodically we assess potential impairment of our property and equipment. Whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, we perform an impairment review by comparing the carrying amount of the asset or asset group to the net future undiscounted cash flows that the asset is expected to generate. If necessary, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. There were no impairment charges recorded in 2011, 2012 or 2013.

Goodwill

Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is evaluated for impairment on an annual basis on October 1st, or whenever events or circumstances indicate that impairment may have occurred. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We evaluate our reporting unit annually and, if necessary, reassign goodwill using a relative fair value allocation approach. The assumptions and estimates used to evaluate goodwill for impairment require significant judgments, including estimation of future cash flows, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

We did not identify any triggering events in 2013 that would require an update to our annual impairment test. Additionally, upon conclusion of our 2013 annual test, we noted that the fair value of our reporting unit was substantially in excess of the carrying value of the reporting unit’s net assets.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices. We are a large consumer of power. During 2013, we expensed approximately $27 million that was paid to utility companies to power our data centers, representing approximately 2% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. Our largest exposure to energy prices based on consumption currently exists at our Grapevine, Texas data center in the Dallas-Fort Worth area, a deregulated energy market. We currently have a fixed-price power contract with the provider of electricity for our Grapevine data center that expires in June 2014. The contract allows the company to periodically convert the price to a floating market price during the arrangement. We also have a power contract for our facility in Slough U.K. that allows us to procure power either on a fixed price or on a variable price basis, which expires in September 2014. These contracts have been designated as meeting the normal purchases and normal sales exception and thus are not accounted for as derivatives.

Interest Rates. Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. As of December 31, 2013, we did not have an outstanding balance on our credit facility, and therefore we have limited interest rate risk.

Leases. Prior to 2012, the majority of our purchases of customer gear were vendor-financed through capital leases with fixed payment terms generally over two to five years, coinciding with the depreciation period of the equipment. As of December 31, 2013, we have a principal liability for leases of $63 million on our consolidated balance sheet, of which $38 million is classified as current. During 2012 we shifted our strategy and now pay cash for our equipment purchases rather than financing them through these arrangements, reducing our exposure to the risks that vendor financing may no longer be available or that the rates will increase.

Foreign Currencies. The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During 2013, we recognized foreign currency losses of less than $1 million within other income (expense). We have not entered into any currency hedging contracts, although we may do so in the future. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE HOSTING, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited the accompanying consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries as of
December 31, 2012 and 2013, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rackspace Hosting, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited Rackspace Hosting, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design and operating effectiveness of controls over the recognition, measurement, and disclosure of complex real estate development and lease arrangements has been identified and included in management’s assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheet as of December 31, 2013, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013 of Rackspace Hosting, Inc. and subsidiaries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 3, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Rackspace Hosting, Inc. has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2013, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
March 3, 2014

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2012	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$292,061	$259,733
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,236 as of December 31, 2012 and $3,891 as of December 31, 2013	92,834	123,898
Deferred income taxes	10,320	12,637
Prepaid expenses	25,195	30,782
Other current assets	4,835	11,918
Total current assets	425,245	438,968

Property and equipment, net	724,985	890,776
Goodwill	68,742	81,084
Intangible assets, net	23,802	23,880
Other non-current assets	52,777	57,089
Total assets	$1,295,551	$1,491,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,174	$122,047
Accrued compensation and benefits	48,404	62,459
Income and other taxes payable	21,550	11,388
Current portion of deferred revenue	17,265	22,868
Current portion of obligations under capital leases	61,302	37,885
Current portion of debt	1,744	1,861
Total current liabilities	255,439	258,508

Non-current liabilities:
Deferred revenue	3,695	3,662
Obligations under capital leases	60,335	25,048
Debt	1,991	124
Deferred income taxes	71,081	69,729
Deferred rent	32,293	43,046
Other liabilities	27,070	36,268
Total liabilities	451,904	436,385

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 137,797,855 shares issued and outstanding as of December 31, 2012; 141,123,904 shares issued and outstanding as of December 31, 2013	138	141
Additional paid-in capital	515,188	636,660
Accumulated other comprehensive loss	(8,089)	(4,536)
Retained earnings	336,410	423,147
Total stockholders’ equity	843,647	1,055,412
Total liabilities and stockholders’ equity	$1,295,551	$1,491,797

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2011	2012	2013
Net revenue	$1,025,064	$1,309,239	$1,534,786
Costs and expenses:
Cost of revenue	346,341	419,013	492,493
Research and development	33,709	56,736	90,213
Sales and marketing	131,174	166,172	208,417
General and administrative	194,957	244,732	297,520
Depreciation and amortization	195,412	249,845	313,007
Total costs and expenses	901,593	1,136,498	1,401,650
Income from operations	123,471	172,741	133,136
Other income (expense):
Interest expense	(5,848)	(4,749)	(3,118)
Interest and other income (expense)	(1,194)	15	741
Total other income (expense)	(7,042)	(4,734)	(2,377)
Income before income taxes	116,429	168,007	130,759
Income taxes	40,018	62,589	44,022
Net income	$76,411	$105,418	$86,737

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(2,316)	$6,643	$3,553
Other comprehensive income (loss)	(2,316)	6,643	3,553
Comprehensive income	$74,095	$112,061	$90,290

Net income per share
Basic	$0.59	$0.78	$0.63
Diluted	$0.55	$0.75	$0.61

Weighted average number of shares outstanding
Basic	129,922	135,279	138,577
Diluted	138,064	141,265	143,011

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2011	2012	2013
Cash Flows From Operating Activities
Net income	$76,411	$105,418	$86,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,412	249,845	313,007
Loss on disposal of equipment, net	247	1,586	992
Provision for bad debts and customer credits	5,913	6,300	4,498
Deferred income taxes	13,991	(775)	(2,102)
Deferred rent	9,471	9,259	11,564
Share-based compensation expense	28,773	41,546	59,645
Excess tax benefits from share-based compensation arrangements	(20,627)	(46,046)	(33,539)
Changes in certain assets and liabilities:
Accounts receivable	(26,805)	(29,265)	(34,473)
Prepaid expenses and other current assets	1,800	(4,903)	(12,270)
Accounts payable and accrued expenses	38,886	66,268	35,303
Deferred revenue	(482)	2,185	5,367
All other operating activities	1,405	(1,919)	9,331
Net cash provided by operating activities	324,395	399,499	444,060

Cash Flows From Investing Activities
Purchases of property and equipment	(251,214)	(270,374)	(452,596)
Acquisitions, net of cash acquired	(952)	(5,945)	(9,930)
All other investing activities	168	98	(1,698)
Net cash used in investing activities	(251,998)	(276,221)	(464,224)

Cash Flows From Financing Activities
Principal payments of capital leases	(65,778)	(75,928)	(65,860)
Principal payments of notes payable	(1,913)	(1,962)	(1,915)
Payments for debt issuance costs	(1,114)	—	—
Payments for deferred acquisition obligations	(5,299)	(6,176)	(1,353)
Proceeds from notes payable	—	691	—
Receipt of Texas Enterprise Fund Grant	—	3,500	—
Proceeds from employee stock plans	36,287	41,284	23,817
Excess tax benefits from share-based compensation arrangements	20,627	46,046	33,539
Net cash provided by (used in) financing activities	(17,190)	7,455	(11,772)

Effect of exchange rate changes on cash and cash equivalents	(292)	1,472	(392)

Increase (decrease) in cash and cash equivalents	54,915	132,205	(32,328)

Cash and cash equivalents, beginning of period	104,941	159,856	292,061

Cash and cash equivalents, end of period	$159,856	$292,061	$259,733

Supplemental cash flow information:
Acquisition of property and equipment by vendor financed capital leases	$75,090	$59,833	$7,190
Acquisition of property and equipment by vendor financed notes payable	—	3,950	—
Increase in property and equipment in accounts payable and accrued expenses	18,590	3,525	12,303
Non-cash purchases of property and equipment	$93,680	$67,308	$19,493

Shares issued in business combinations	$—	$2,745	$4,457
Cash payments for interest, net of amount capitalized	$5,577	$4,900	$3,234
Cash payments for income taxes	$19,088	$12,574	$15,670

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31, 2011, 2012, and 2013
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at December 31, 2010	126,950,468	$127	$296,571	$(12,416)	$154,581	$438,863
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $20,627)	4,913,504	5	55,858			55,863
Stock-based activity and issuance of common stock to board of directors	23,102	—	779			779
Issuance of shares from Employee Stock Purchase Plan	25,755	—	1,050			1,050
Total issuance of common stock	4,962,361	5	57,687			57,692
Share-based compensation expense			28,773			28,773
Net income					76,411	76,411
Cumulative translation adjustment				(2,316)		(2,316)
Balance at December 31, 2011	131,912,829	$132	$383,031	$(14,732)	$230,992	$599,423
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $46,046)	5,689,164	6	82,308			82,314
Stock-based activity and issuance of common stock to board of directors	12,862	—	542			542
Issuance of shares from Employee Stock Purchase Plan	137,104	—	5,016			5,016
Issuance of shares in acquisitions	45,896	—	2,745			2,745
Total issuance of common stock	5,885,026	6	90,611			90,617
Share-based compensation expense			41,546			41,546
Net income					105,418	105,418
Cumulative translation adjustment				6,643		6,643
Balance at December 31, 2012	137,797,855	$138	$515,188	$(8,089)	$336,410	$843,647
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $33,539)	3,027,169	3	51,184			51,187
Issuance of shares from Employee Stock Purchase Plans	190,235	—	6,186			6,186
Issuance of shares in acquisitions	108,645	—	4,457			4,457
Total issuance of common stock	3,326,049	3	61,827			61,830
Share-based compensation expense			59,645			59,645
Net income					86,737	86,737
Cumulative translation adjustment				3,553		3,553
Balance at December 31, 2013	141,123,904	$141	$636,660	$(4,536)	$423,147	$1,055,412

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

Basis of Presentation

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. These include reclassifications within the Consolidated Statements of Comprehensive Income that we believe provide greater transparency and clarity about our costs and expenses. The changes to the Consolidated Statements of Comprehensive Income are summarized as follows:

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

The changes do not affect the Company's previously reported Income from Operations or Net Income for the years ended December 31, 2011 and 2012 or amounts in the Consolidated Balance Sheet as of December 31, 2012 and Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2012.

The table below summarizes the amount by which each category in the Consolidated Statement of Comprehensive Income increased/(decreased) for each period:

	Year Ended December 31,
(In thousands)	2011	2012
Cost of revenue	$37,246	$51,534
Research and development	$33,709	$56,736
Sales and marketing	$4,669	$8,064
General and administrative	$(75,624)	$(116,334)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of share-based compensation, contingencies, and income taxes, among others. Whenever possible, we base our estimates and assumptions on historical experience. However, certain estimates require us to make assumptions about expected future cash flow, events and usage patterns that we cannot influence or control. Our judgments, assumptions and estimates are based upon facts and circumstances known to us when we prepare the financial statements and that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities or recording revenue and expenses in our financial statements. Changes in facts and circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from our estimates. We engaged third-party consultants to assist management in the valuation of acquired assets, including other intangibles, as well as share-based compensation.

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

We perform ongoing credit evaluations, and collateral is generally not required for trade receivables. At December 31, 2012 and 2013, no customer, reseller or strategic partner comprised more than 10% of total accounts receivable.

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

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto during 2013.

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

In addition, our hosting arrangements contain service level commitments with our customers. To the extent that such service levels are not achieved or are otherwise disputed due to third-party power or service issues, unfavorable weather, or other service interruptions or conditions, we are required to issue service credits for a portion of the hosting service fees paid by our customers. At each reporting period, we estimate the amount of service level credits to be issued and record a reduction to revenue. To estimate service credits, we utilize historical data and known credits yet to be issued to our customers.

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

Intangible assets, including purchased technology, customer contracts and relationships, certain tradenames, license agreements, and non-compete agreements arising principally from acquisitions, are recorded at cost less accumulated amortization, and the definite-lived intangibles are amortized using a method that reflects the pattern in which the economic benefits of the related intangible asset are consumed or utilized.

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

Revenue and Deferred Revenue

Revenue is reported net of customer credits and sales and use tax. We recognize revenue when persuasive evidence of an arrangement exists, service has been provided to the customer, the amount of fees to be paid by the customer is fixed or determinable, and collectibility is reasonably assured. We provide cloud computing services to our customers and generally do not sell hardware and software products. We recognize cloud computing revenue, including installation fees, beginning on the date the customer commences use of our services. Cloud computing revenue is recognized over the contractual term of the customer contract.

Customers using our Dedicated Cloud services typically pay us a monthly recurring charge based upon the capacity and complexity of the IT systems we manage, the type of technology used and the level of support we provide. Some customers also pay a non-refundable installation fee. Since our Dedicated Cloud customers usually continue to utilize our services beyond the initial contract term, these installation fees are recognized ratably over the estimated average life of a customer relationship.

Our Public Cloud services offers pay-as-you-go cloud computing services that are billed according to customer usage. Revenue is recognized in the month in which the customer uses the services.

Invoiced amounts are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of amounts that have been prepaid or deferred installation fees. As of December 31, 2013, of the total $26.5 million in deferred revenue recorded on our balance sheet (the majority of which related to prepaid amounts), $22.9 million, $3.4 million, and $0.2 million will be amortized to revenue in 2014, 2015 and 2016, respectively.

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

Advertising Costs

We charge advertising costs to expense in the period incurred. Advertising expenses for the years ended December 31, 2011, 2012 and 2013 were approximately $37.8 million, $44.7 million and $58.9 million, respectively.

Internally Developed Software

We capitalize certain costs of computer software developed or acquired for internal use. Capitalized computer software costs consist of purchased software licenses, implementation costs, and salaries and related compensation costs of employees and consultants for certain projects that qualify for capitalization. The capitalized software costs are amortized on a straight-line basis over the expected useful life of the software, which is generally over periods extending to 36 months.

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

We used the following assumptions when determining the fair value of our stock options:

•	Fair Value of our Common Stock—The end of day market price on the grant date is used to determine fair value.

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

We are not currently under income tax audit in any jurisdiction in which we operate. However, due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We have considered all relevant facts and circumstances and believe that we have made adequate provision for all income tax uncertainties. For a further discussion of the impact of uncertain tax positions, see Note 13, "Taxes."

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses, approximate fair value because of the short-term nature of these items. The carrying value of our debt approximates the fair value as of December 31, 2012 and 2013.

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

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss). The income tax expense allocated to foreign currency translation adjustments during the year ended December 31, 2011 was $0.1 million. There was no income tax expense allocated in the years ended December 31, 2012 and 2013.

Transaction gains or losses in currencies other than the functional currency are included as a component of other income (expense) in the consolidated statements of comprehensive income.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In thousands except per share data)	2011	2012	2013
Basic net income per share:
Net income	$76,411	$105,418	$86,737
Weighted average shares outstanding:
Common stock	129,922	135,279	138,577
Number of shares used in per share computations	129,922	135,279	138,577
Earnings per share	$0.59	$0.78	$0.63

Diluted net income per share:
Net income	$76,411	$105,418	$86,737
Weighted average shares outstanding:
Common stock	129,922	135,279	138,577
Stock options, awards and employee share purchase plans	8,142	5,986	4,434
Number of shares used in per share computations	138,064	141,265	143,011
Earnings per share	$0.55	$0.75	$0.61

We excluded 1.2 million, 1.1 million and 3.5 million potential common shares from the computation of dilutive earnings per share for the years ended December 31, 2011, 2012 and 2013, respectively, because the effect would have been anti-dilutive.

3. Cash and Cash Equivalents

Cash and cash equivalents consisted of:

(In thousands)	December 31, 2012	December 31, 2013
Cash deposits	$131,271	$157,353
Money market funds	160,790	102,380
Cash and cash equivalents	$292,061	$259,733

Our available cash and cash equivalents are held in bank deposits, overnight sweep accounts, and money market funds. We actively monitor the third-party depository institutions that hold our deposits. Our emphasis is primarily on the safety of principal, secondly on the liquidity of our investments, and finally on maximizing yield on those funds.

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below. As of December 31, 2012 and 2013, we did not hold any financial instruments categorized as Level 2 or Level 3. Our Level 1 assets and liabilities are valued using quoted market prices.

(In thousands)	December 31, 2012	December 31, 2013
Level 1:
Assets:
Money market funds (1)	$160,790	$102,380
Rabbi trust (2)	520	835
Total	$161,310	$103,215

Liabilities:
Deferred compensation (3)	$410	$540
Total	$410	$540

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the Statement of Comprehensive Income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During 2011, 2012, and 2013, we recognized minimal net gains as interest and other income.

5. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in thousands)	Estimated Useful Lives				December 31, 2012	December 31, 2013
Computers, software and equipment	1	-	5	years	$1,140,772	$1,488,106
Furniture and fixtures	7	years			40,557	55,681
Buildings and leasehold improvements	2	-	30	years	214,858	236,255
Land					15,864	28,566
Property and equipment, at cost					1,412,051	1,808,608
Less accumulated depreciation and amortization					(738,274)	(983,618)
Work in process					51,208	65,786
Property and equipment, net					$724,985	$890,776

Depreciation and leasehold amortization expense, not including amortization expense for intangible assets, was $189.8 million, $240.9 million and $303.2 million for the years ended December 31, 2011, 2012 and 2013, respectively.

At December 31, 2012, the work in process balance consisted of build outs of $28.4 million for office facilities, $2.8 million for data centers, and $20.0 million for capitalized software and other projects. At December 31, 2013, the work in process balance consisted of build outs of $32.6 million for office facilities, $2.4 million for data centers, and $30.7 million for capitalized software and other projects.

The unamortized balance of computer software costs on our balance sheets was $78.7 million and $88.7 million as of December 31, 2012 and 2013, respectively. Amortization expense for capitalized computer software costs was $26.2 million, $36.4 million and $50.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

6. Business Combinations and Goodwill

During the year ended December 31, 2013, we acquired three companies for total consideration of $16.2 million, of which approximately $12.3 million was attributed to goodwill, $5.1 million to acquired intangible assets and $1.2 million to other net liabilities assumed. The acquisitions were accounted for using the acquisition method, and the purchase prices were allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. The Consolidated Statements of Comprehensive Income include the results of operations for the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

The finite-lived intangible assets acquired as part of these acquisitions have a weighted-average useful life of 3.2 years.

During the year ended December 31, 2012, we acquired two companies for total consideration of $10.9 million, including cash payments, deferred cash payments and equity consideration. Approximately $8.7 million was attributed to goodwill, $2.3 million to acquired intangible assets and $0.1 million to other net liabilities assumed.

The following table provides a roll forward of our goodwill balance.

(In thousands)
December 31, 2011	$59,993
Acquisitions	8,749
December 31, 2012	$68,742
Acquisitions	12,342
December 31, 2013	$81,084

None of the goodwill recorded in 2013 is deductible for tax purposes.

In prior periods, we acquired companies that required additional future payments in addition to the initial cash payment. During 2013, we paid $1.5 million related to these previous acquisitions, and as of December 31, 2013, the fair value of the remaining liability recorded was $0.5 million.

7. Intangible Assets

The following tables provide information regarding our intangible assets, other than goodwill:

	December 31, 2012
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$30,620	$(16,826)	$13,794
Purchased technologies	8,762	(5,062)	3,700
Domain name purchases	446	(441)	5
Non-compete agreements	1,900	(1,186)	714
Customer relationships	5,725	(4,477)	1,248
Trademarks, tradenames and patents	3,062	(1,671)	1,391
Other	4,040	(1,090)	2,950
Total	$54,555	$(30,753)	$23,802

	December 31, 2013
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$31,443	$(21,216)	$10,227
Purchased technologies	13,180	(7,428)	5,752
Domain name purchases	442	(442)	—
Non-compete agreements	2,165	(1,613)	552
Customer relationships	6,137	(5,442)	695
Trademarks, tradenames and patents	3,581	(1,985)	1,596
Other	7,539	(2,481)	5,058
Total	$64,487	$(40,607)	$23,880

Amortization expense on intangibles was $5.6 million, $8.9 million and $9.8 million in 2011, 2012 and 2013, respectively. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, which generally range from two to five years.

As of December 31, 2013, amortization expense on intangible assets for the next five years was expected to be as follows:

(In thousands)
Year ending:	Amount
2014	$9,408
2015	8,504
2016	4,970
2017	536
2018	293
Thereafter	169
Total	$23,880

As of December 31, 2013, there were no indicators that our intangible assets were impaired.

8. Debt

Revolving Credit Facility

In 2011 we entered into a revolving credit facility with a syndicate of seven banks led by JPMorgan Chase. This facility, which matures in September 2016, has a total commitment of $200 million and is governed by financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00, and a requirement to maintain a certain level of tangible assets in our U.S. entities. Our marginal borrowing costs on this facility are based on a floating base rate (LIBOR) plus a spread, which ranges from 1.25% to 2.00%, depending on our degree of financial leverage. We also pay a fee on the committed but unused amount of the facility, which ranges from 0.25% to 0.40%, also depending on our degree of financial leverage. The agreement further includes an accordion feature, which allows for an increase in the commitments to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate.

Since entering into this credit facility, we have not had any borrowings outstanding except for letters of credit, which were insignificant at the end of 2013. Therefore, as of December 31, 2013, we had $200 million available for future borrowings. As of the same date, we were in compliance with all of the covenants under our facility.

Notes Payable

We have entered into various financing arrangements with equipment and software vendors. As of December 31, 2013, the total amount financed under these relationships was $2.0 million with various terms extending to July 2015 and stated interest rates ranging from 0.0% to 1.7%. For arrangements with below-market interest rates, we impute an interest charge based on our average borrowing rate. The weighted-average effective interest rate of the various arrangements with third-party vendors was 5.3% as of December 31, 2013.

9. Leases

Capital Leases

We have master lease agreements with our primary vendors that supply us with servers and computer equipment. Historically, we have financed most equipment purchases through their respective finance companies. The terms vary with each vendor but typically include a term of two to five years and interest rates ranging from 1% to 4%. A majority of these agreements allow us to purchase the equipment at the end of the lease for a nominal amount.

Amounts in property and equipment under these capital leases consisted of:

(In thousands)	December 31, 2012	December 31, 2013
Computers, software and equipment	$389,720	$391,833
Less: accumulated depreciation and amortization	(272,708)	(335,599)
	$117,012	$56,234

Additionally, we have entered into some complex real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects. While the independent developer legally owns the real estate projects and must finance the overall construction, we have funded certain structural improvements and/or retained obligations related to certain potential construction cost overruns which have triggered an accounting requirement to include construction costs in progress and a related long-term lease finance liability on our balance sheets as though we are the owner of the asset during the construction period. We have reported $6.8 million of costs incurred at December 31, 2013 as work in process and recorded a corresponding long-term lease finance liability. We do not depreciate the cost of the real estate projects or expect to fund this long-term lease finance liability during the construction period.

Upon completion of construction, we will perform a sale-leaseback analysis pursuant to ASC 840, Leases, to determine if we can remove the asset and liability from our consolidated balance sheet. If the asset and corresponding liability can be derecognized, then the lease will be accounted for as an operating lease, and we will recognize rent expense over the lease term. However, certain factors may be considered “continuing involvement” which precludes derecognizing the asset and liability from the consolidated balance sheet when construction is complete. If the sale-leaseback criteria are not met, the asset would be considered to be owned for accounting purposes during the lease term. Accordingly, it would be depreciated and rental payments under the lease would be recorded as a reduction of the lease finance liability and interest expense.

Future capital lease payments under non-cancelable leases as of December 31, 2013 were as follows:

(In thousands)
Year ending:	Amount
2014	$39,221
2015	17,448
2016	2,242
2017	622
2018	635
Thereafter	3,819
Total minimum capital lease payments	63,987
Less amount representing interest	(1,054)
Present value of net minimum lease payments	62,933
Less current portion of obligations under capital leases	(37,885)
Non-current obligations under capital leases	$25,048

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

Future operating lease payments under non-cancelable leases with an initial term in excess of one year as of December 31, 2013 were as follows:

(In thousands)
Year ending:	Amount
2014	$67,160
2015	69,306
2016	65,124
2017	64,944
2018	60,172
Thereafter	591,054
Total minimum operating lease payments	$917,760

Rent expense for the years ended December 31, 2011, 2012 and 2013 was $34.1 million, $46.1 million and $66.0 million, respectively.

10. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily relate to costs associated with our data centers, including bandwidth and electricity, as well as commitments for consulting services and to purchase hardware and to prepay for certain software licenses. The agreements can generally extend up to five years and provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements as of December 31, 2013 approximated $50.5 million, $26.0 million, $1.0 million, $0.7 million and $0.2 million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

We also have purchase orders and construction contracts primarily related to data center equipment and facility build-outs. We generally have the right to cancel these open purchase orders prior to delivery or terminate the contracts without cause.

Legal Proceedings

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. Although the outcome of these matters is currently not determinable, management expects that any losses that are incurred as a result of these matters, which are in excess of amounts already accrued in its consolidated balance sheet, would not be material to the financial statements as a whole. In addition, we were involved in the following legal proceeding as of December 31, 2013:

On October 22, 2008, Benjamin E. Rodriguez D/B/A Management and Business Advisors vs. Rackspace Hosting, Inc. and Graham Weston was filed in the 37th District Court in Bexar County, Texas by a former consultant to the company, Benjamin E. Rodriguez. The suit alleged breach of an oral agreement to issue Mr. Rodriguez a 1% interest in our stock in the form of options or warrants for compensation for services he was engaged to perform for us. This matter was settled as of February 19, 2014, and there was not a material difference between the settlement amount and the amount for which we had accrued for the matter in our consolidated financial statements.

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

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We had no significant liabilities recorded for these agreements as of December 31, 2012 or 2013.

Additionally, in the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We had no significant liabilities recorded for these agreements as of December 31, 2012 or 2013.

Incentive Arrangements

In August 2007, we entered into a lease for our corporate headquarters. In connection with this lease, we also entered into a Master Economic Incentives Agreement ("MEIA") with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement required that we meet certain employment levels each year in exchange for a 14-year exemption from most of the property taxes associated with the property. If we fail to meet these job creation requirements, we could lose a portion or all of the tax exemption provided during the 14-year period and would then be obligated to repay the exemption amount. We have met the requirements for the employment level for the year ended December 31, 2013, and we believe that it is probable that we will continue to meet the requirements throughout the exemption period. We elected to begin the exemption period in 2009.

Further, we entered into an agreement with the State of Texas, under which we received $5.0 million in 2007 and $3.5 million in 2012 and may receive up to an additional $13.5 million from the Texas Enterprise Fund in multiple installments, provided that we meet certain new job levels in the State of Texas. We are responsible for maintaining the jobs until January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year. As of December 31, 2013, the $8.5 million received was deferred and recorded as other non-current liabilities. Amounts will be recognized into income upon the achievement of the performance criteria and the determination that the cash is no longer refundable to the State of Texas.

11. Stockholders' Equity

Common Stock

At December 31, 2012 and 2013, we had 137,797,855 and 141,123,904 shares of our common stock legally issued and outstanding, respectively.

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

Preferred Stock

As of December 31, 2012 and 2013, there were 50 million authorized shares of preferred stock, of which none was issued or outstanding.

12. Share-Based Compensation

In December 2007, we adopted our 2007 Long-Term Incentive Plan (the "2007 Stock Plan"). Under the 2007 Stock Plan, incentive and non-qualified stock options or rights to purchase common stock may be granted to eligible participants. In addition to stock options, we may grant other equity awards such as stock appreciation rights, restricted stock awards, restricted stock units, performance awards, cash-based awards, and dividend equivalents. All awards, excluding incentive stock options, may be granted under the plan to employees, officers, directors, or any other non-employee service provider to the company. Incentive stock options may be granted only to employees of the company or a subsidiary. The exercise price of a stock option granted under the 2007 Stock Plan will be determined by the Compensation Committee at the time the option is granted and generally may not be less than 100% of the fair market value of a share of common stock as of the date of grant. The 2007 Stock Plan had an automatic share reserve increase effective the first day of each fiscal year, from 2009 through 2012. For fiscal years 2011 and 2012, this resulted in an increase of approximately 5.8 million and 5.9 million shares, respectively, available under our Stock Plans.

At our 2012 annual meeting of the stockholders, our stockholders approved certain amendments to the 2007 Stock Plan. The amendments included, among other things, setting a fixed number of shares available of 12 million, removing the evergreen provision and requiring new grants of restricted stock, restricted stock units, performance units and performance shares to count against the numerical limits of the 2007 Stock Plan as 1.76 shares for every one share that is subject to such an award.

The following have been granted under our 2007 Stock Plan: stock options, restricted stock units (RSUs) and restricted stock awards (RSAs). Collectively, all such grants are referred to as "awards." All awards deduct one share from the 2007 Stock Plan shares available for issuance for each share granted, except as described above. To the extent awards granted under the 2007 Stock Plan terminate, expire or lapse, shares subject to such awards generally will again be available for future grant.

In addition to the 2007 Stock Plan, we also maintain the 2003 Stock Plan, the 2005 Stock Plan and plans assumed through acquisitions, collectively referred to as the Stock Plans. Options are priced to be at least 100% of our common stock’s fair market value at the date of grant. Options have generally been granted for terms of either seven or ten years and generally vest ratably over a four-year period or cliff-vest at the third anniversary date of the grant.

As of December 31, 2013, the total number of shares authorized, outstanding and available for future grants under the Stock Plans was as follows:

Plan Name	Shares Authorized	Shares Outstanding	Shares Available for Future Grants
Amended and Restated 2007 Long-Term Incentive Plan	28,789,197	12,016,730	5,760,151
Other Stock Plans	14,252,015	1,009,111	—
Total	43,041,212	13,025,841	5,760,151

The composition of the equity awards outstanding as of December 31, 2012 and 2013 was as follows:

	December 31, 2012	December 31, 2013
Restricted stock	2,800,230	3,538,271
Stock options	9,032,512	9,487,570
Total outstanding awards	11,832,742	13,025,841

Restricted Stock

The following table summarizes our RSU and RSA activity for the year ended December 31, 2013:

	Number of Units or Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2012	2,800,230	$25.57
Granted	1,542,948	$39.24
Released	(588,550)	$35.43
Cancelled	(216,357)	$42.23
Outstanding at December 31, 2013	3,538,271	$28.79

Expected to vest after December 31, 2013*	3,106,300	$29.78
*Includes reduction of shares outstanding due to estimated forfeitures

The weighted-average grant-date fair value of RSUs and RSAs granted during 2011 and 2012 was $36.22 and $51.78, respectively. The total pre-tax intrinsic value of the RSUs and RSAs released during 2011, 2012 and 2013 was $7.7 million, $75.5 million and $29.7 million, respectively.

In February 2009, our board approved grants of RSUs to our former chief executive officer and another member of the executive team. A total of 2,000,000 RSUs were granted. The vesting of these RSUs is dependent on the company’s total shareholder return (TSR) on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR must be positive for vesting to occur. Of the total RSUs granted, 1,050,000 had a measurement period at the end of three years. The Company's TSR was compared to the Russell 2000 Index in February 2012, and it was determined that the required market results were met. The remaining 950,000 RSUs have a measurement period at the end of five years. The grant-date fair value of these awards was $7.0 million and is being amortized over the awards’ service periods. The fair value was calculated using a Monte Carlo pricing model.

In 2013, we granted 1,542,948 RSUs, of which 1,206,144 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date. The fair value of these service-vesting awards is measured based on the closing fair market value of our common stock on the date of grant, and share-based compensation expense is recognized ratably over the four-year service period. The remaining 336,804 awards were granted to members of our executive team. The vesting of these awards is dependent upon predetermined market results over the next three years. The fair values of these market-vesting awards were measured using a Monte Carlo simulation based on the date of grant, and share-based compensation expense is recognized ratably over the three-year vesting period.

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	9,032,512	$21.11	5.27	$480,191
Granted	3,128,561	$43.95
Exercised	(2,125,859)	$8.29
Cancelled	(547,644)	$40.98
Outstanding at December 31, 2013	9,487,570	$30.37	5.10	$117,886

Vested and exercisable at December 31, 2013	4,423,014	$15.64	4.21	$109,170

Vested and exercisable at December 31, 2013 and expected to vest thereafter*	8,646,666	$28.98	5.00	$117,319
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2011, 2012 and 2013 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of seven years.

The total pre-tax intrinsic value of the stock options exercised during 2011, 2012 and 2013 was $149.2 million, $193.1 million and $76.4 million, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Years Ended December 31,
	2011	2012	2013
Expected stock volatility	56% - 57%	56% - 58%	46% - 47%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.85% - 2.35%	0.50% - 0.77%	0.57% - 0.93%
Expected life	4.75 years	4.00 - 4.75 years	3.79 years
Weighted-average grant-date fair value of options granted during the year	$18.09	$24.38	$15.86

Employee Stock Purchase Plan

An Employee Stock Purchase Plan (the "ESPP") for U.S. employees was approved by the Company's Board of Directors in 2011 and adopted by the Company on January 1, 2012. Under the ESPP, eligible employees may purchase a limited number of shares of the Company's common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The ESPP is made up of a series of offering periods. Each offering period has a maximum term of 24 months and is divided into semi-annual purchase intervals. Eligible employees may enroll at the beginning of any semi-annual purchase interval.

The fair value on each enrollment date was determined using the Black-Scholes option-pricing model. The following table presents the assumptions used to estimate the fair values of the shares granted through the ESPP in the periods presented:

	Years Ended December 31,
	2012	2013
Expected stock volatility	41% - 53%	32% - 62%
Expected dividend yield	—%	—%
Risk-free interest rate	0.06% - 0.27%	0.09% - 0.34%
Expected life	0.5 - 2.0 years	0.5 - 2.0 years
Weighted-average grant-date fair value of shares granted during the year	$14.98	$16.04

Other

During the year ended December 31, 2013, we issued an aggregate total of 348,925 restricted shares of our common stock in connection with acquisitions. The restrictions release over a required service period of three to four years as defined in each respective Stock Repurchase Agreement. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We measure the fair value of restricted shares issued based on the closing fair market value of the company’s common stock on the date of issuance. We recognize the expense straight-line over the service period.

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Year Ended December 31,
(in thousands)	2011	2012	2013
Cost of revenue	$7,482	$9,592	$12,584
Research and development	2,975	4,856	8,168
Sales and marketing	2,408	6,379	7,317
General and administrative	15,908	20,719	31,576
Pre-tax share-based compensation	28,773	41,546	59,645
Less: Income tax benefit	(9,890)	(15,477)	(20,080)
Total share-based compensation expense, net of tax	$18,883	$26,069	$39,565

The Company has made certain reclassifications to the prior year amounts above in order to conform to the current year's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for more information about these reclassifications.

As of December 31, 2013, there was $173.0 million of total unrecognized compensation cost related to restricted stock, options and the ESPP, which will be amortized using the straight-line method over a weighted-average period of 2.3 years.

13. Taxes

The provision for income taxes consisted of:

	Year Ended December 31,
(In thousands)	2011	2012	2013
Current:
Federal	$18,372	$38,720	$35,912
Foreign	14,976	19,248	12,071
State	4,011	4,296	4,121
Total current	37,359	62,264	52,104

Deferred:
Federal	4,345	1,359	(3,886)
Foreign	(877)	(910)	(1,621)
State	(809)	(124)	(2,575)
Total deferred	2,659	325	(8,082)

Total provision for income taxes	$40,018	$62,589	$44,022

Income before income taxes included income from foreign operations of approximately $51.7 million, $61.6 million and $39.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2011	2012	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9%	1.5%	0.7%
Tax rate differentials for international jurisdictions	-4.1%	-2.0%	-3.8%
Permanent differences	1.8%	2.5%	1.3%
Other, net	-0.2%	0.3%	0.5%
Effective tax rate	34.4%	37.3%	33.7%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of our deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2012	December 31, 2013
Deferred tax assets:
Share-based compensation	$17,703	$23,487
Accounts receivable	1,232	1,275
State income taxes	590	2,293
Vacation accruals	4,033	5,235
Deferred revenue	3,815	3,793
Deferred rent	10,477	13,736
Accruals not currently deductible	7,212	7,850
Net operating loss carryforwards	5,697	3,534
Charitable contribution carryforward	782	754
Foreign tax credit	1,583	1,723
Research and development credits	3,401	13,871
Other	(348)	1,674
Total gross deferred tax assets	56,177	79,225

Deferred tax liabilities:
Depreciation	108,208	125,209
Share-based compensation	821	107
Prepaids	2,593	2,981
Total gross deferred tax liabilities	111,622	128,297

Net deferred tax assets (liabilities)	$(55,445)	$(49,072)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was not established or deemed necessary based upon the determination that future profits are anticipated to utilize deferred tax assets in the future.

The company has not recognized a deferred tax liability for undistributed earnings of its foreign subsidiaries because such earnings are considered indefinitely invested in a foreign country. As of December 31, 2013, undistributed earnings of the company’s foreign subsidiaries considered indefinitely invested were approximately $175.5 million. We intend to reinvest these earnings in active non-U.S. business operations and do not currently intend to repatriate these earnings to fund U.S. operations through either a dividend, liquidation or other means. Further, it is expected that the undistributed earnings of the company's foreign subsidiaries will be used to fund the additional investments made outside of the U.S. The determination of the amount of unrecognized deferred tax liability related to undistributed earnings is not practicable because of the complexities of the hypothetical calculation.

We have $250.8 million of federal net operating loss carryforwards and $15.6 million of federal tax credit carryforwards expiring at various dates through 2033. The entire balance of federal net operating loss carryforwards is due to gross excess tax benefits from stock option exercises that have not been recorded as of December 31, 2013. We have $21.4 million of foreign net operating loss carryforwards, which have an indefinite expiration date.

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

A reconciliation of our unrecognized tax benefits, excluding accrued interest, for 2012 and 2013 is as follows:

(In thousands)	2012	2013
Balance, beginning of year	$16,729	$18,664
Additions based on tax positions related to the current year	1,946	3,919
Additions for tax positions of prior years	—	663
Reductions for tax positions of prior years	(11)	—
Balance, end of year	$18,664	$23,246

Unrecognized tax benefits of $18.7 million and $23.2 million for 2012 and 2013, respectively, are included in other non-current liabilities on the balance sheet. At December 31, 2012 and 2013, respectively, approximately $3.3 million and $8.2 million of these unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in any future period. Also included in the balance of unrecognized tax benefits at December 31, 2013 are liabilities of $15.1 million that, if recognized, would be recorded as an adjustment to other current and non-current assets. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters within other income (expense) on our consolidated statements of comprehensive income and not as income tax expense, when applicable. As of December 31, 2012 and 2013, we had no accrued interest or penalties on the consolidated balance sheets. For the years ended December 31, 2011, 2012 and 2013, no amount for interest or penalties related to unrecognized tax benefits was recorded in the consolidated statements of comprehensive income.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2009 through 2013 and in the international jurisdictions in which we operate for varying periods from 2007 through 2013. There are no income tax examinations currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

During 2013 we did not receive any federal income tax refunds. We experienced taxable profits in the U.S. and U.K. in 2013 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation. As a result, we have recognized an excess tax benefit in the U.S. and U.K.

During 2011, 2012 and 2013, Rackspace US, Inc. sold certain intangible assets to a wholly-owned offshore subsidiary in taxable transactions. As a result of the transactions, there is an asset on the consolidated balance sheet as of December 31, 2013 of $38.4 million (of which $34.8 million was recorded in other non-current assets) that will be amortized through income tax expense over the lives of the applicable intangible assets. Although the transactions were taxable, the resulting gains were entirely offset against existing net operating losses, including excess stock compensation deductions. Thus, there was no cash tax impact from the sales of the intangible assets.

In January 2013, the American Taxpayer Relief Act of 2012 was signed into law. The accounting for income taxes for 2013 included the impact of certain retroactive legislation, such as the Federal tax credit for research and development, as well as the impact of certain extended business provisions, such as bonus depreciation.

At the time of this filing, the provisions for the Federal tax credit and bonus depreciation amongst others have not been extended. If these provisions or other legislation is passed, it will be reflected in the 2014 financial statements in the period of enactment. Given our investments in developing new technologies for our business, the expiration of the Federal tax credit for research and development is expected to result in an increase to our effective tax rate in 2014.

14. Segment Information

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

Revenue is attributed to geographic location based on the Rackspace operating location that enters into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region was as follows:

	Year Ended December 31,
(In thousands)	2011	2012	2013
United States	$767,752	$973,733	$1,133,645
International	257,312	335,506	401,141
Total net revenue	$1,025,064	$1,309,239	$1,534,786

In the future, we will attribute revenue to geographic location based on the customer's billing address, either the U.S. or International, primarily the U.K. While the geographic information is not significantly different from the current method, we believe the customer billing address is the best indicator of customer location. Due to system limitations, we have determined that it is impracticable to restate the 2011 and 2012 revenue information on this basis. Total net revenue by geographic region in 2013 based upon the customer's billing address was as follows:

Year Ended December 31,
(In thousands)	2013
United States	$1,076,248
International	458,538
Total net revenue	$1,534,786

Total net revenue by our product categories was as follows:

	Year Ended December 31,
	2011	2012	2013
Dedicated Cloud	$835,877	$1,005,165	$1,119,636
Public Cloud	189,187	304,074	415,150
Total net revenue	$1,025,064	$1,309,239	$1,534,786

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong and Australia. Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2012	December 31, 2013
United States	$534,275	$654,507
International	190,710	236,269
Total property and equipment, net	$724,985	$890,776

15. Employee Benefit Plans

We sponsor a defined contribution retirement plan ("the Plan") for our U.S. employees, which has been determined by the IRS to qualify as a 401(k) plan. The Plan provides for voluntary tax-deferred contributions of up to 100% of gross compensation, subject to certain IRS limitations. The Plan also includes an employer contribution. During 2011, 2012 and 2013, contribution expense recognized for our U.S. plan was $3.9 million, $4.8 million and $6.5 million, respectively.

We also sponsor non-mandatory defined contribution plans for our international employees. Pursuant to these plans, we contribute a certain percentage of the employee’s salary. During 2011, 2012 and 2013, contribution expense recognized for our international plans was $1.9 million, $2.6 million and $3.8 million, respectively.

SUPPLEMENTARY FINANCIAL DATA
(UNAUDITED)

	Quarters Ended
(In thousands, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net revenue	$301,355	$318,990	$335,985	$352,909
Cost of revenue	$100,081	$102,572	$107,348	$109,012
Gross profit	$201,274	$216,418	$228,637	$243,897
Net income	$23,180	$25,134	$27,197	$29,907
Earnings per share - basic	$0.17	$0.19	$0.20	$0.22
Earnings per share - diluted	$0.17	$0.18	$0.19	$0.21
Cash and cash equivalents	$186,531	$215,448	$257,651	$292,061

	Quarters Ended
(In thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net revenue	$362,200	$375,847	$388,636	$408,103
Cost of revenue	$113,610	$117,658	$127,404	$133,821
Gross profit	$248,590	$258,189	$261,232	$274,282
Net income	$27,261	$22,367	$16,311	$20,798
Earnings per share - basic	$0.20	$0.16	$0.12	$0.15
Earnings per share - diluted	$0.19	$0.16	$0.11	$0.14
Cash and cash equivalents	$278,627	$263,052	$269,995	$259,733

Certain reclassifications have been made to prior year amounts in order to conform to the current year's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for more information about these reclassifications.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer identified the material weakness described below and solely based on that material weakness, concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of December 31, 2013.

Management concluded there was a material weakness in the design and operating effectiveness of controls over the recognition, measurement, and disclosure of complex real estate development and lease arrangements. Specifically, we have entered into certain complex real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects. While the independent developer legally owns the real estate projects and must finance the overall construction, we have funded certain structural improvements and/or retained obligations related to certain potential construction cost overruns which have triggered an accounting requirement to include construction costs in progress and a related long-term lease finance liability on our balance sheets as though we are the owner of the asset during the construction period. Our original assessment on the appropriate accounting treatment for these development and lease agreements was incorrect. The material weakness resulted in misstatements in our financial statements, specifically including a non-material change to the previously released unaudited balance sheet as of December 31, 2013, which we had disseminated in our fourth quarter and year-end earnings release and furnished in a Form 8-K on February 10, 2014. See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 9 - Leases" for information on the effect that such leases had on our financial statements.

Notwithstanding the material weakness that existed as of December 31, 2013, our chief executive officer and chief financial officer have each concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of our company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. We intend to remediate the underlying causes of the material weakness, primarily through enhancing internal controls and procedures with respect to our evaluation of complex development and lease agreements, as further described below.

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

(b) Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During this evaluation, management identified a material weakness in internal control over financial reporting, as described below. Management has concluded that as a result of this material weakness, our internal control over financial reporting was not effective as of December 31, 2013.

Management concluded there was a material weakness in the design and operating effectiveness of controls over the recognition, measurement, and disclosure of complex real estate development and lease arrangements. The material weakness resulted in misstatements in our financial statements, as we determined we should record the construction costs in progress and a related long-term lease finance liability on our balance sheet.

While the misstatements as a result of this material weakness were not material to our financial statements, absent changes to our controls, there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter reporting period identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weakness described above.

(d) Management’s Plan for Remediation of Our Material Weakness

To remediate this material weakness, we intend to enhance our process around identifying and reviewing complex real estate development and lease agreements, beginning with the 2014 fiscal year, by (i) formalizing the process of timely identifying the origination of transactions with development and lease arrangements; (ii) implementing more comprehensive procedures for the accounting review of such transactions; (iii) creating a formal checklist of accounting provisions to be considered and evaluated during the review process; (iv) creating specific documentation standards of how accounting provisions were identified, considered and concluded upon and (v) developing more robust review standards. Our internal audit department will also conduct a review of the enhanced process during fiscal 2014.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

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

(c) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

•Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(In thousands)	Beginning Balance	Additions Charged to Net Revenues and Costs and Expenses	Write-offs of Accounts Receivable and Credit Memos Paid	Ending Balance
Allowance for doubtful accounts and customer credits for the years ending December 31:
2011	$2,846	$9,063	$(8,489)	$3,420
2012	$3,420	$9,411	$(8,595)	$4,236
2013	$4,236	$8,167	$(8,512)	$3,891

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

Rackspace Hosting, Inc.
Date:	March 3, 2014	By:	/s/ GRAHAM WESTON
Graham Weston
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GRAHAM WESTON	Chief Executive Officer and Chairman	March 3, 2014
Graham Weston	(Principal Executive Officer)

/s/ KARL PICHLER	Chief Financial Officer and Treasurer	March 3, 2014
Karl Pichler	(Principal Financial Officer)

/s/ JOSEPH SAPORITO	Chief Accounting Officer	March 3, 2014
Joseph Saporito	(Principal Accounting Officer)

/s/ S. JAMES BISHKIN	Director	March 3, 2014
S. James Bishkin

/s/ OSSA FISHER	Director	March 3, 2014
Ossa Fisher

/s/ SAM GILLILAND	Director	March 3, 2014
Sam Gilliland

/s/ MARK P. MELLIN	Director	March 3, 2014
Mark P. Mellin

/s/ PALMER L. MOE	Director	March 3, 2014
Palmer L. Moe

/s/ LEW MOORMAN	Director	March 3, 2014
Lew Moorman

/s/ FRED REICHHELD	Director	March 3, 2014
Fred Reichheld

/s/ GEORGE J. STILL, JR.	Director	March 3, 2014
George J. Still, Jr.

INDEX TO EXHIBITS

Exhibits	Description

3.1(A)	Form of Restated Certificate of Incorporation of the Registrant (2)
3.1(B)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of Rackspace Hosting, Inc. (19)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Founder's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
4.3	Investor's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
10.1	2003 Stock Option Plan and form of agreement thereunder (1)
10.2	Webmail.us., Inc. 2004 Stock Incentive Plan, as amended in 2006 (1)
10.3	2005 Non-Qualified Stock Option Plan and form of agreement thereunder (1)
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

10.13(C)	Third Amendment to Lease Agreement, dated January 8, 2008, between CLPF-Heritage Four, L.P. and Rackspace DAL1DC Management LLC (1)
10.14	Agreement for Lease, dated April 2, 2007, between Slough Trading Estate Limited and Rackspace Managed Hosting Limited (1)
10.15	Form of Indemnification Agreement for directors and officers (2)

Exhibits	Description
10.16	Rackspace US, Inc. Deferred Compensation Plan (3)
10.17	Form of Share Option Agreement (U.K.) (4)
10.18	Rackspace Standard Form of Employment Agreement (5)
10.19	Non-employee Director Compensation Schedule, Approved November 2011 (21)
10.20(A)	Offer letter from the Registrant to James Lewandowski, dated September 9, 2008 (5)
10.20(B)	Agreement and Release of Claims with James Lewandowski, dated October 9, 2012 (23)
10.21(A)†	Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc., dated February 5, 2009 (6)
10.21(B)	First Amendment to Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc., dated October 1, 2009 (9)
10.22(A)†	Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated July 31, 2009 (8)
10.22(B)†	First Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated May 4, 2010 (12)
10.22(C)†	Second Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated February 24, 2011 (15)
10.22(D)†	Fourth Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated August 19, 2011 (17)
10.22(E)	Fifth Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated January 6, 2012 (18)
10.23†	Agreement for Lease between Digital Realty (St. Denis SARL) and Rackspace Limited, dated January 11, 2013 (25)
10.24	Employment Agreement between Rackspace US, Inc. and Mark Roenigk, dated December 14, 2009 (10)
10.25	Property Lease by and among Rackspace Limited, Hyde Park GP Limited and Hyde Park Nominee Limited, dated August 18, 2010 (14)
10.26(A)	Revolving Credit Agreement, dated September 26, 2011, by and between Rackspace Hosting, Inc. and JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Bank, and Wells Fargo Bank, N.A. (20)
10.26(B)
Guarantee Agreement, dated September 26, 2011, by Guarantors of Rackspace Hosting, Inc., in favor of JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders pursuant to the Revolving Credit Agreement dated September 26, 2011 (16)

10.27†	Lease Agreement by and between Collins Technology Park Partners, LLC, and Rackspace US, Inc., dated December 29, 2011 (18)
10.28	Employment Offer Letter for Joe Saporito, dated January 16, 2012 (21)
10.29	Compensation Agreement between Rackspace US, Inc. and Karl Pichler, dated January 27, 2012 (18)
10.30	Lease Agreement by and between Fox Properties LLC and Rackspace US, Inc., dated April 26, 2012 (22)
10.31	Cash Bonus Plan (24)
10.32	2008 Employee Stock Purchase Plan and form of agreement thereunder (2)
10.33	2008 Employee Stock Purchase Plan- Share Incentive Sub-Plan (26)
10.34	Office Building Lease Agreement, dated February 22, 2000, between Santa Clara Land Company, Ltd. and the Registrant, as amended on March 30, 2000, December 9, 2004, and March 1, 2007 (1)
10.35	Storage Lease, effective March 1, 2004, between Santa Clara Land Company, Ltd. and the Registrant (2)
10.36(A)	Lease Agreement, dated January 28, 2008, between Santa Clara Land Company, Ltd. and Rackspace US, Inc. (1)
10.36(B)	First Amendment to Office Building Lease Agreement between Santa Clara and Company, Ltd. and Rackspace US, Inc., dated July 10, 2008 (3)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits	Description
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

†
Confidential treatment has been requested for portions of these exhibits. These portions have been omitted from this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-150469), filed April 25, 2008.

(2)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-150469), filed June 18, 2008.

(3)	Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-150469), filed July 15, 2008.

(4)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-153009), filed February 4, 2009.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2008 (File No. 001-34143), filed March 2, 2009.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 001-34143), filed May 12, 2009.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed July 30, 2009.

(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 (File No. 001-34143), filed August 13, 2009.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 (File No. 001-34143), filed November 12, 2009.

(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2009 (File No. 001-34143), filed February 26, 2010.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File No. 001-34143), filed May 6, 2010.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (File No. 001-34143), filed August 9, 2010.

(13)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed August 27, 2010.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010 (File No. 001-34143), filed November 9, 2010.

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 (File No. 001-34143), filed May 10, 2011.

(16)	Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 001-34143), filed September 29, 2011.

(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 (File No. 001-34143), filed November 8, 2011.

(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2011 (File No. 001-34143), filed February 17, 2012.

(19)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed March 21, 2012.

(20)	Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 001-34143), filed May 2, 2012.

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012 (File No. 001-34143), filed May 9, 2012.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012 (File No. 001-34143), filed August 9, 2012.

(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012 (File No. 001-34143), filed November 7, 2012.

(24)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2012 (File No. 001-34143), filed March 1, 2013.

(25)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the Quarter ended March 31, 2013 (File No. 001-34143), filed December 31, 2013.

(26)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34143), filed August 9, 2013.