Form 10-Q
period 2014-03-31
RACKSPACE HOSTING, INC.
filed 2014-05-12
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

On May 7, 2014, 142,072,413 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2013	March 31, 2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$259,733	$313,835
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,891 as of December 31, 2013 and $4,548 as of March 31, 2014	123,898	118,507
Deferred income taxes	12,637	11,592
Prepaid expenses	30,782	27,175
Other current assets	11,918	12,277
Total current assets	438,968	483,386

Property and equipment, net	890,776	925,136
Goodwill	81,084	81,084
Intangible assets, net	23,880	21,863
Other non-current assets	57,089	55,480
Total assets	$1,491,797	$1,566,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,047	$148,180
Accrued compensation and benefits	62,459	57,316
Income and other taxes payable	11,388	18,927
Current portion of deferred revenue	22,868	21,550
Current portion of capital lease obligations	37,885	31,462
Current portion of debt	1,861	1,888
Total current liabilities	258,508	279,323

Non-current liabilities:
Deferred revenue	3,662	2,935
Capital lease obligations	25,048	19,905
Finance lease obligations for assets under construction	—	17,604
Debt	124	71
Deferred income taxes	69,729	61,282
Deferred rent	43,046	45,377
Other liabilities	36,268	40,440
Total liabilities	436,385	466,937

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 141,123,904 shares issued and outstanding as of December 31, 2013; 142,034,944 shares issued and outstanding as of March 31, 2014	141	142
Additional paid-in capital	636,660	652,994
Accumulated other comprehensive loss	(4,536)	(1,717)
Retained earnings	423,147	448,593
Total stockholders’ equity	1,055,412	1,100,012
Total liabilities and stockholders’ equity	$1,491,797	$1,566,949

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2014

Net revenue	$362,200	$421,047
Costs and expenses:
Cost of revenue	113,610	140,417
Research and development	18,375	25,192
Sales and marketing	49,814	57,359
General and administrative	67,477	71,150
Depreciation and amortization	70,111	87,805
Total costs and expenses	319,387	381,923
Income from operations	42,813	39,124
Other income (expense):
Interest expense	(940)	(495)
Interest and other income (expense)	199	265
Total other income (expense)	(741)	(230)
Income before income taxes	42,072	38,894
Income taxes	14,811	13,448
Net income	$27,261	$25,446

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(10,069)	$2,819
Other comprehensive income (loss)	(10,069)	2,819
Comprehensive income	$17,192	$28,265

Net income per share
Basic	$0.20	$0.18
Diluted	$0.19	$0.18

Weighted average number of shares outstanding
Basic	137,742	141,048
Diluted	143,177	143,815

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2014
Cash Flows From Operating Activities
Net income	$27,261	$25,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,111	87,805
Loss on disposal of equipment, net	240	228
Provision for bad debts and customer credits	1,060	1,813
Deferred income taxes	6,553	(10,119)
Deferred rent	3,965	2,256
Share-based compensation expense	12,183	12,732
Excess tax benefits from share-based compensation arrangements	(4,299)	(15,100)
Changes in certain assets and liabilities:
Accounts receivable	(6,268)	3,870
Prepaid expenses and other current assets	(5,637)	3,337
Accounts payable and accrued expenses	3,062	30,251
Deferred revenue	1,242	(2,110)
All other operating activities	4,320	1,250
Net cash provided by operating activities	113,793	141,659

Cash Flows From Investing Activities
Purchases of property and equipment	(105,541)	(84,953)
Acquisitions, net of cash acquired	(6,203)	—
All other investing activities	8	455
Net cash used in investing activities	(111,736)	(84,498)

Cash Flows From Financing Activities
Principal payments of capital leases	(18,938)	(12,586)
Principal payments of notes payable	(51)	(52)
Payments for deferred acquisition obligations	(1,179)	(57)
Receipt of Texas Enterprise Fund grant	—	5,500
Common shares withheld for employee withholding taxes	—	(13,620)
Proceeds from employee stock plans	1,714	2,122
Excess tax benefits from share-based compensation arrangements	4,299	15,100
Net cash used in financing activities	(14,155)	(3,593)

Effect of exchange rate changes on cash and cash equivalents	(1,336)	534

Increase (decrease) in cash and cash equivalents	(13,434)	54,102

Cash and cash equivalents, beginning of period	292,061	259,733

Cash and cash equivalents, end of period	$278,627	$313,835

Supplemental Cash Flow Information:
Acquisition of property and equipment by capital leases	$415	$929
Increase in property and equipment in accounts payable and accrued expenses	19,443	14,812
Non-cash purchases of property and equipment	19,858	15,741
Additional finance lease obligations for assets under construction	—	17,595
Total non-cash additions of property and equipment	$19,858	$33,336

Cash payments for interest, net of amount capitalized	$1,096	$463
Cash payments for income taxes	$3,914	$886

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

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss). There was no income tax expense allocated to foreign currency translation adjustments during the three months ended March 31, 2013 or 2014.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2013 and 2014, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2014, our results of operations for the three months ended March 31, 2013 and 2014, and our cash flows for the three months ended March 31, 2013 and 2014.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other interim period, or for any other future year.

We revised the amounts previously reported as Research and Development and General and Administrative costs for the three months ended March 31, 2013 and the three and six months ended June 30, 2013. We determined that certain internal projects did not meet the accounting definition of Research and Development costs, and such correcting amounts were reclassified to General and Administrative costs, as follows:

	Three Months Ended
	March 31, 2013
(In thousands)	Reclassification Amount	As Adjusted
Research and development	$(4,398)	$18,375
General and administrative	$4,398	$67,477

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(In thousands)	Reclassification Amount	As Adjusted	Reclassification Amount	As Adjusted
Research and development	$(3,560)	$23,216	$(7,958)	$41,591
General and administrative	$3,560	$72,840	$7,958	$140,317

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

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in our audited consolidated financial statements and notes thereto as of December 31, 2013, included in our Annual Report on Form 10-K.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2014
Basic net income per share:
Net income	$27,261	$25,446
Weighted average shares outstanding:
Common stock	137,742	141,048
Number of shares used in per share computations	137,742	141,048
Earnings per share	$0.20	$0.18

Diluted net income per share:
Net income	$27,261	$25,446
Weighted average shares outstanding:
Common stock	137,742	141,048
Stock options, awards and employee share purchase plans	5,435	2,767
Number of shares used in per share computations	143,177	143,815
Earnings per share	$0.19	$0.18

We excluded 1.5 million and 6.9 million potential common shares from the computation of dilutive earnings per share for the three months ended March 31, 2013 and 2014, respectively, because the effect would have been anti-dilutive.

3. Fair Value Measurements

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

There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities presented on our balance sheet as disclosed in our Form 10-K for the year ended December 31, 2013.

Assets and liabilities measured at fair value on a recurring basis are summarized by level below. The table does not include assets and liabilities that are measured at historical costs or any other basis other than fair value. As of December 31, 2013 and March 31, 2014, we did not hold any financial instruments categorized as Level 2 or Level 3. Our Level 1 assets and liabilities are valued using quoted market prices.

(In thousands)	December 31, 2013	March 31, 2014
Level 1:
Assets:
Money market funds (1)	$102,380	$97,537
Rabbi trust (2)	835	959
Total	$103,215	$98,496

Liabilities:
Deferred compensation (3)	$540	$665
Total	$540	$665

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the Statement of Comprehensive Income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During the three months ended March 31, 2013 and March 31, 2014, we recognized minimal net gains as interest and other income.

4. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in thousands)	Estimated Useful Lives				December 31, 2013	March 31, 2014
Computers, software and equipment	1	-	5	years	$1,488,106	$1,564,703
Furniture and fixtures	7	years			55,681	56,982
Buildings and leasehold improvements	2	-	30	years	236,255	245,590
Land					28,566	28,705
Property and equipment, at cost					1,808,608	1,895,980
Less accumulated depreciation and amortization					(983,618)	(1,049,732)
Work in process					65,786	78,888
Property and equipment, net					$890,776	$925,136

At December 31, 2013, the work in process balance consisted of build outs of $32.6 million for office facilities, $2.4 million for data centers, and $30.7 million for capitalized software and other projects. At March 31, 2014, the work in process balance consisted of build outs of $37.1 million for office facilities, $11.3 million for data centers, and $30.5 million for capitalized software and other projects.

5. Leases

We have entered into multiple complex real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects. While the independent developer legally owns the real estate projects and must finance the overall construction, we have funded certain structural improvements and/or retained obligations related to certain potential construction cost overruns which have triggered an accounting requirement to include construction costs in progress and a related long-term finance lease liability on our balance sheets as though we are the owner of the asset during the construction period. We do not depreciate the cost of the real estate projects or expect to fund this long-term finance lease liability during the construction period.

Upon completion of construction, we perform a sale-leaseback analysis pursuant to ASC 840, Leases, to determine if we can remove the asset and liability from our consolidated balance sheet. If the asset and corresponding liability can be derecognized, then the lease will be accounted for as an operating lease, and we will recognize rent expense over the lease term. However, certain factors may be considered “continuing involvement” which precludes derecognizing the asset and liability from the consolidated balance sheet when construction is complete. If the sale-leaseback criteria are not met, the asset would be considered to be owned for accounting purposes during the lease term. At this time, the amount recorded as a finance lease obligation for assets under construction would be transferred to a capital lease obligation. Accordingly, it would be depreciated and rental payments under the lease would be recorded as a reduction of the capital lease liability and accrued interest expense.

During the first quarter of 2014, construction of one of these real estate projects completed, and we performed a sale-leaseback analysis. As a result of our continuing involvement in the project, we were precluded from derecognizing the asset and liability, and we will account for the lease as a capital lease obligation throughout the lease term. At the end of the lease term, we will de-recognize the remaining lease obligation and asset balance.

6. Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain. We are involved in the following legal proceeding:

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

7. Share-Based Compensation

The Company has granted equity awards to its employees and directors in the form of stock options and restricted stock. The exercise price of all stock options granted is not less than 100% of the fair market value of a share of common stock as of the date of grant. The stock options granted vest ratably over a four-year period. All stock options expire seven to ten years following the grant date. The restricted stock generally vests ratably over a four-year period. Certain key executives have received restricted stock grants that cliff-vest over various terms from one to three years. Vesting of these grants are generally also based on predetermined market and/or performance conditions.

The composition of the equity awards outstanding as of December 31, 2013 and March 31, 2014 was as follows:

	December 31, 2013	March 31, 2014
Restricted stock	3,538,271	3,260,077
Stock options	9,487,570	9,206,156
Total outstanding awards	13,025,841	12,466,233

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

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(in thousands)	2013	2014
Cost of revenue	$2,519	$3,791
Research and development	1,528	2,780
Sales and marketing	1,658	2,091
General and administrative	6,478	4,070
Pre-tax share-based compensation	12,183	12,732
Less: Income tax benefit	(4,289)	(4,402)
Total share-based compensation expense, net of tax	$7,894	$8,330

The Company has made certain reclassifications to the prior period amounts above in order to conform to the current period's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for more information about these reclassifications.

As of March 31, 2014, there was $192.9 million of total unrecognized compensation cost related to restricted stock, options and the ESPP, which will be amortized using the straight-line method over a weighted average period of 2.8 years.

8. Taxes

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

We expect a taxable profit in the U.S. and U.K. for the full year 2014 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation in 2014. As a result, we have recognized an excess tax benefit in the U.S. and U.K. during the current period.

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

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Hong Kong and in Australia. Our growth strategy includes, among other strategies, targeting international customers as we plan to continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first three months of 2014, no individual customer accounted for greater than 2% of our net revenue.

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

Consistent with our goal to re-accelerate revenue growth and in order to take advantage of the long-term continued growth opportunities in the market, we have been making increased infrastructure investments to complement and leverage Fanatical Support, our principal differentiation from our competitors across our multiple service offerings. Our cloud computing services provide customers with a mission-critical service and world class support, and we believe this provides us with substantial growth opportunities. We believe that by offering a higher service level agreement and extending our support to new open-source technology platforms, our business becomes more capital efficient and our competitive advantage widens as our service capability increases. Throughout the remainder of 2014, we expect to continue making these investments in research and development, data centers, corporate facilities, information technology infrastructure, and employees.

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

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014

Growth
Dedicated cloud, net revenue	$271,311	$276,845	$280,215	$291,265	$299,689
Public cloud, net revenue	$90,889	$99,002	$108,421	$116,838	$121,358
Net revenue	$362,200	$375,847	$388,636	$408,103	$421,047
Revenue growth (year over year)	20.2%	17.8%	15.7%	15.6%	16.2%
Net upgrades (monthly average)	0.9%	1.5%	1.5%	1.1%	0.9%
Churn (monthly average)	-0.8%	-0.8%	-0.8%	-0.7%	-0.6%
Growth in installed base (monthly average) (2)	0.1%	0.7%	0.7%	0.4%	0.3%
Number of employees (Rackers) at period end	5,043	5,272	5,450	5,651	5,743
Number of servers deployed at period end	94,122	98,884	101,967	103,886	106,229
Average monthly revenue per server	$1,308	$1,298	$1,290	$1,322	$1,336
Profitability
Income from operations	$42,813	$35,404	$27,762	$27,157	$39,124
Depreciation and amortization	$70,111	$74,460	$80,753	$87,683	$87,805
Share-based compensation expense
Cost of revenue	$2,519	$2,735	$3,453	$3,877	$3,791
Research and development	$1,528	$1,813	$2,306	$2,521	$2,780
Sales and marketing	$1,658	$1,744	$2,149	$1,766	$2,091
General and administrative	$6,478	$7,023	$9,051	$9,024	$4,070
Total share-based compensation expense	$12,183	$13,315	$16,959	$17,188	$12,732
Adjusted EBITDA (1)	$125,107	$123,179	$125,474	$132,028	$139,661
Adjusted EBITDA margin	34.5%	32.8%	32.3%	32.4%	33.2%
Operating income margin	11.8%	9.4%	7.1%	6.7%	9.3%
Income from operations	$42,813	$35,404	$27,762	$27,157	$39,124
Effective tax rate	35.2%	34.7%	40.7%	22.7%	34.6%
Net operating profit after tax (NOPAT) (1)	$27,743	$23,119	$16,463	$20,992	$25,587
NOPAT margin	7.7%	6.2%	4.2%	5.1%	6.1%
Capital efficiency and returns
Interest bearing debt	$105,807	$88,434	$72,579	$64,918	$53,326
Stockholders' equity	$879,035	$933,897	$988,708	$1,055,412	$1,100,012
Less: Excess cash	$(235,163)	$(217,950)	$(223,359)	$(210,761)	$(263,309)
Capital base	$749,679	$804,381	$837,928	$909,569	$890,029
Average capital base	$734,493	$777,030	$821,155	$873,749	$899,799
Capital turnover (annualized)	1.97	1.93	1.89	1.87	1.87
Return on capital (annualized) (1)	15.1%	11.9%	8.0%	9.6%	11.4%
Capital expenditures
Cash purchases of property and equipment	$105,541	$119,836	$100,496	$126,723	$84,953
Non-cash purchases of property and equipment (3)	$19,858	$(13,311)	$17,062	$(4,116)	$15,741
Total capital expenditures	$125,399	$106,525	$117,558	$122,607	$100,694
Customer gear	$85,690	$73,022	$73,784	$65,291	$60,688
Data center build outs	$13,228	$10,085	$12,441	$22,524	$10,963
Office build outs	$7,860	$1,683	$6,700	$14,860	$9,212
Capitalized software and other projects	$18,621	$21,735	$24,633	$19,932	$19,831
Total capital expenditures	$125,399	$106,525	$117,558	$122,607	$100,694
Infrastructure capacity and utilization
Megawatts under contract at period end	59.4	59.6	60.0	60.0	58.1
Megawatts available for use at period end	38.8	44.4	46.9	46.9	45.3
Megawatts utilized at period end	24.7	26.0	27.0	27.4	28.1
Annualized net revenue per average Megawatt of power utilized	$59,499	$59,305	$58,662	$60,015	$60,691

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures below.

(2)	Due to rounding, totals may not equal the sum of the line items in the table above.

(3)	Non-cash purchases of property and equipment represents changes in amounts accrued for purchases under vendor financing and other deferred payment arrangements.

Non-GAAP Financial Measures

Return on Capital (ROC) (Non-GAAP financial measure)

We define Return on Capital as follows: ROC = Net operating profit after tax (NOPAT) / Average capital base

NOPAT = Income from operations x (1 – effective tax rate)

Average capital base = Average of (interest bearing debt + stockholders’ equity – excess cash) = Average of (total assets – excess cash – accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable – deferred revenue – other non-current liabilities, deferred income taxes, deferred rent and finance lease obligations for assets under construction)

We define excess cash as the amount of cash and cash equivalents that exceeds our operating cash requirements, which is calculated as three percent of our annualized net revenue for the three months prior to the period end. We will periodically review the calculation and adjust it to reflect our projected cash requirements for the upcoming year.

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

ROC decreased from 15.1% for the three months ended March 31, 2013 to 11.4% for the three months ended March 31, 2014. This decrease was primarily due to an increase in our average capital base and, to a lesser extent, a decrease in income from operations. Return on assets decreased from 8.2% for the three months ended March 31, 2013 to 6.7% for the three months ended March 31, 2014. This decrease was due to operating expenses increasing as a percentage of revenue and growth in our asset base largely due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of ROC to the calculation of return on assets in the table below:

	Three Months Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Income from operations	$42,813	$35,404	$27,762	$27,157	$39,124
Effective tax rate	35.2%	34.7%	40.7%	22.7%	34.6%
Net operating profit after tax (NOPAT)	$27,743	$23,119	$16,463	$20,992	$25,587

Net income	$27,261	$22,367	$16,311	$20,798	$25,446

Total assets at period end	$1,348,350	$1,377,928	$1,451,769	$1,491,797	$1,566,949
Less: Excess cash	(235,163)	(217,950)	(223,359)	(210,761)	(263,309)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(197,686)	(178,552)	(213,268)	(195,894)	(224,423)
Less: Deferred revenue (current and non-current)	(21,811)	(22,636)	(22,211)	(26,530)	(24,485)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for assets under construction	(144,011)	(154,409)	(155,003)	(149,043)	(164,703)
Capital base	$749,679	$804,381	$837,928	$909,569	$890,029

Average total assets	$1,321,951	$1,363,139	$1,414,849	$1,471,783	$1,529,373
Average capital base	$734,493	$777,030	$821,155	$873,749	$899,799

Return on assets (annualized)	8.2%	6.6%	4.6%	5.7%	6.7%
Return on capital (annualized)	15.1%	11.9%	8.0%	9.6%	11.4%

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

Adjusted EBITDA increased $15 million, or 12%, from the three months ended March 31, 2013 to the three months ended March 31, 2014; however, Adjusted EBITDA as a percentage of revenue decreased from 34.5% for the three months ended March 31, 2013 to 33.2% for the three months ended March 31, 2014. The decrease in Adjusted EBITDA margin was mainly due to a decrease in our operating income margin, from 11.8% for the three months ended March 31, 2013 to 9.3% for the three months ended March 31, 2014, driven by increases in cost of revenue and research and development expenses as a percentage of revenue.

Adjusted EBITDA margin increased from 32.4% for the three months ended December 31, 2013 to 33.2% for the three months ended March 31, 2014 due to a decrease in general and administrative expenses as a percentage of revenue.

Also impacting our results was non-equity incentive compensation. Non-equity incentive compensation for the three months ended March 31, 2014 decreased $4 million from the three months ended March 31, 2013 primarily due to a decrease in the payout percentage. Employee non-equity incentive compensation through our current non-equity incentive plan is dependent upon the net revenue of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense. Additionally, the Compensation Committee has the discretion to modify a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan.

 See our reconciliation of Adjusted EBITDA to net income in the table below:

	Three Months Ended
(Dollars in thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014

Net revenue	$362,200	$375,847	$388,636	$408,103	$421,047

Income from operations	$42,813	$35,404	$27,762	$27,157	$39,124

Net income	$27,261	$22,367	$16,311	$20,798	$25,446
Plus: Income taxes	14,811	11,901	11,202	6,108	13,448
Plus: Total other (income) expense	741	1,136	249	251	230
Plus: Depreciation and amortization	70,111	74,460	80,753	87,683	87,805
Plus: Share-based compensation expense	12,183	13,315	16,959	17,188	12,732
Adjusted EBITDA	$125,107	$123,179	$125,474	$132,028	$139,661

Operating income margin	11.8%	9.4%	7.1%	6.7%	9.3%

Adjusted EBITDA margin	34.5%	32.8%	32.3%	32.4%	33.2%

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

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2013	March 31, 2014
Adjusted EBITDA	$125,107	$139,661
Non-cash deferred rent	3,965	2,256
Total capital expenditures	(125,399)	(100,694)
Cash payments for interest, net	(1,051)	(432)
Cash payments for income taxes, net	(3,839)	(886)
Adjusted free cash flow	$(1,217)	$39,905

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

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net revenue	$362,200	$375,847	$388,636	$408,103	$421,047
Costs and expenses:
Cost of revenue	113,610	117,658	127,404	133,821	140,417
Research and development	18,375	23,216	23,773	24,849	25,192
Sales and marketing	49,814	52,269	50,869	55,465	57,359
General and administrative	67,477	72,840	78,075	79,128	71,150
Depreciation and amortization	70,111	74,460	80,753	87,683	87,805
Total costs and expenses	319,387	340,443	360,874	380,946	381,923
Income from operations	42,813	35,404	27,762	27,157	39,124
Other income (expense):
Interest expense	(940)	(833)	(689)	(656)	(495)
Interest and other income (expense)	199	(303)	440	405	265
Total other income (expense)	(741)	(1,136)	(249)	(251)	(230)
Income before income taxes	42,072	34,268	27,513	26,906	38,894
Income taxes	14,811	11,901	11,202	6,108	13,448
Net income	$27,261	$22,367	$16,311	$20,798	$25,446

 Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.4%	31.3%	32.8%	32.8%	33.3%
Research and development	5.1%	6.2%	6.1%	6.1%	6.0%
Sales and marketing	13.8%	13.9%	13.1%	13.6%	13.6%
General and administrative	18.6%	19.4%	20.1%	19.4%	16.9%
Depreciation and amortization	19.4%	19.8%	20.8%	21.5%	20.9%
Total costs and expenses	88.2%	90.6%	92.9%	93.3%	90.7%
Income from operations	11.8%	9.4%	7.1%	6.7%	9.3%
Other income (expense):
Interest expense	(0.3)%	(0.2)%	(0.2)%	(0.2)%	(0.1)%
Interest and other income (expense)	0.1%	(0.1)%	0.1%	0.1%	0.1%
Total other income (expense)	(0.2)%	(0.3)%	(0.1)%	(0.1)%	(0.1)%
Income before income taxes	11.6%	9.1%	7.1%	6.6%	9.2%
Income taxes	4.1%	3.2%	2.9%	1.5%	3.2%
Net income	7.5%	6.0%	4.2%	5.1%	6.0%
Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended March 31, 2013 and March 31, 2014

Net Revenue

Net revenue increased $59 million, or 16%, primarily due to both new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 10% while net revenue for public cloud increased 34%. Overall, our installed base grew at a monthly average rate of 0.3% in the three months ended March 31, 2014, compared to 0.1% in the three months ended March 31, 2013.

Contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the three months ended March 31, 2014 would have been approximately $7 million lower had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $27 million, or 24%. Of this increase, $10 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in share-based compensation expense. These increases are primarily due to additional headcount and salary increases, partially offset by a decrease in non-equity incentive compensation due to a lower payout percentage. The cost increase was further attributable to increases in data center costs of $9 million, mostly related to rent, maintenance and utilities, and license costs of $8 million, partially offset by a decrease in consulting fees of $2 million. Also impacting the cost increase was a $3 million expense related to an unresolved contractual issue with a vendor. The remaining variance was due to small changes in other cost of revenue expenses. Cost of revenue increased as a percentage of net revenue, from 31.4% in the three months ended March 31, 2013 to 33.3% in the three months ended March 31, 2014, primarily due to employee-related expenses increasing at a faster rate than revenue.

Research and Development Expenses

Research and development expenses increased $7 million, or 37%. Of this increase, $6 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in share-based compensation expense. These increases are primarily due to additional headcount and salary increases. The remaining variance was due to small changes in other research and development expenses. Research and development costs increased as a percentage of net revenue, from 5.1% in the three months ended March 31, 2013 to 6.0% in the three months ended March 31, 2014, primarily due to employee-related expenses increasing at a faster rate than revenue, due to increased hiring.

Sales and Marketing Expenses

Sales and marketing expenses increased $8 million, or 15%. Of this increase, $7 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in commissions and share-based compensation. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. The remaining variance was due to small changes in other sales and marketing expenses, including $1 million increase in consulting fees.

General and Administrative Expenses

General and administrative expenses increased $4 million, or 5%. Of this increase, less than $1 million was attributable to employee-related expenses. Increases in salaries and benefits and contract labor were partially offset by decreases in share-based compensation expense resulting from certain executive forfeitures, and non-equity incentive compensation due to a lower payout percentage. The remaining variance of $3 million was largely due to increases in office rent, internal software support and maintenance, and other general and administrative expenses. General and administrative expenses decreased as a percentage of net revenue, from 18.6% in the three months ended March 31, 2013 to 16.9% in the three months ended March 31, 2014, primarily due to the forfeiture of certain executive stock grants and the decrease in non-equity incentive compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $18 million, or 25%. The increase was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in customer gear and internally developed and purchased software. Depreciation and amortization expenses increased as a percentage of net revenue, from 19.4% in the three months ended March 31, 2013 to 20.9% in the three months ended March 31, 2014.

Income Taxes

Our effective tax rate decreased from 35.2% for the three months ended March 31, 2013 to 34.6% for the three months ended March 31, 2014 due primarily to a higher portion of earnings being generated outside the U.S. where earnings are generally taxed at lower rates. Overall, differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

At March 31, 2014, we held $313.8 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, vendor-financed arrangements, and existing amounts available under our revolving credit facility as our primary sources of liquidity. We currently believe that current cash and cash equivalents, cash generated by operations, and available borrowings will be sufficient to meet our operating and capital needs in the foreseeable future.

Of our cash and cash equivalents at March 31, 2014, $111 million was held by our foreign subsidiaries. If these funds are repatriated, we must accrue and pay taxes on such funds; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs. As we expand our business on a global basis, we may transfer additional cash to our foreign entities.

We have vendor-financed arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment.  While we believe our borrowings from these arrangements will continue to be available, we have shifted our current strategy and now pay cash for most of our equipment purchases rather than financing them through these arrangements. Additionally, we have entered into certain real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects that result in capital and finance lease obligations. As of December 31, 2013 and March 31, 2014, we had $64.9 million and $70.9 million outstanding with respect to these arrangements.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September of 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of March 31, 2014, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of March 31, 2014, there were no outstanding borrowings under the revolving credit facility.

Capital Expenditure Requirements

Our available cash and cash equivalents are held in bank deposits, money market funds, and overnight sweep accounts. Our money market mutual funds comply with Rule 2a-7 and invest exclusively in high-quality, short-term obligations that include securities issued or guaranteed by the U.S. government or by U.S. government agencies and floating rate and variable rate demand notes of U.S. and foreign corporations. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal, secondly on the liquidity of our investments, and finally on maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation, or “FDIC,” insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2013	2014
Cash provided by operating activities	$113,793	$141,659
Cash used in investing activities	$(111,736)	$(84,498)
Cash used in financing activities	$(14,155)	$(3,593)
Non-cash purchases of property and equipment	$19,858	$15,741

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities increased $28 million, or 24%, from the first three months of 2013 compared to the first three months of 2014.

Although net income decreased from $27 million in the first three months of 2013 to $25 million in the first three months of 2014, there was an increase in non-cash adjustments affecting net income that resulted in an increase in net cash provided by operating activities. A summary of the significant changes in non-cash adjustments is as follows:

•
Depreciation and amortization expense increased by $18 million, from $70 million in the first three months of 2013 compared to $88 million in the first three months of 2014, due mainly to purchases of customer gear and computer software (internally developed technology).

•
Excess tax benefits from share-based compensation arrangements created an operating cash outflow of $4 million in the first three months of 2013 compared to $15 million in the first three months of 2014. In accordance with the accounting guidance, Rackspace recognizes an excess tax benefit from the exercise of options to the extent that it will result in a reduction of our current tax payable. Note that the offset of this operating cash outflow is presented as a financing cash inflow.

•
Share-based compensation expense increased by $1 million, from $12 million in the first three months of 2013 to $13 million in the first three months of 2014, due to an increase in the fair value of equity awards granted in 2013 and the first three months of 2014, offset by forfeitures of equity grants.

•
The change in deferred income taxes created a $7 million increase to cash flow from operating activities in the first three months of 2013 compared to an $10 million decrease in the first three months of 2014. The change in deferred income taxes is primarily due to the reductions in deferred tax liabilities related to depreciation and other changes in deferred taxes across multiple deferred tax asset items.

The changes in certain assets and liabilities in the first three months of 2013 resulted in a cash outflow of $8 million compared to a cash inflow of $35 million in the first three months of 2014, primarily due to the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure; furniture, equipment and leasehold improvements to support our operations; and capitalized payroll costs related to software development. Our net cash used in investing activities decreased $27 million, or 24%, from the first three months of 2013 compared to the first three months of 2014, primarily due to a decrease in the purchase of property and equipment of $21 million and a $6 million decrease related to cash paid for acquisitions.

Financing Activities

Net cash used in financing activities was $14 million during the first three months of 2013 compared to net cash used in financing activities of $4 million during the first three months of 2014, a change of $11 million. This change is primarily related to a $6 million decrease in principal payments of capital and financing leases, the receipt of $6 million from the Texas Enterprise Fund grant, and excess tax benefits from share-based compensation arrangements, which created a financing cash inflow of $4 million in the first three months of 2013 compared to $15 million in the first three months of 2014. These decreases in cash used in financing activities were partially offset by a $14 million cash outflow related to treasury stock purchases. The Company withheld shares related to the vesting of certain restricted stock units in lieu of employees paying withholding taxes. We subsequently retired these shares prior to March 31, 2014.

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

A description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K filed with the SEC on March 3, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risks since December 31, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the year-ended December 31, 2013.

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

In connection with the preparation of our financial statements for the year ended December 31, 2013, Management concluded there was a material weakness in the design and operating effectiveness of controls over the recognition, measurement, and disclosure of complex real estate development and lease arrangements. Specifically, we have entered into certain complex real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects. While the independent developer legally owns the real estate projects and must finance the overall construction, we have funded certain structural improvements and/or retained obligations related to certain potential construction cost overruns which have triggered an accounting requirement to include construction costs in progress and a related long-term lease finance liability on our balance sheets as though we are the owner of the asset during the construction period. Our original assessment on the appropriate accounting treatment for these development and lease agreements was incorrect. The material weakness resulted in misstatements in our financial statements, specifically including a non-material change to the previously released unaudited balance sheet as of December 31, 2013, which we had disseminated in our fourth quarter and year-end earnings release and furnished in a Form 8-K on February 10, 2014. See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 9 - Leases" of our Form 10-K for the year ended December 31, 2013 for information on the effect that such leases had on our financial statements.

To remediate this material weakness, in the first quarter of 2014 we have begun to enhance our process around identifying and reviewing complex real estate development and lease agreements by (i) formalizing the process of timely identifying the origination of transactions with development and lease arrangements; (ii) implementing more comprehensive procedures for the accounting review of such transactions; (iii) creating a formal checklist of accounting provisions to be considered and evaluated during the review process; (iv) creating specific documentation standards of how accounting provisions were identified, considered and concluded upon and (v) developing more robust review standards. Our internal audit department will also conduct a review of the enhanced process during fiscal 2014.

Notwithstanding this material weakness, our chief executive officer and chief financial officer have each concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of our company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. We are in the process of remediating the underlying causes of the material weakness as described above.

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

On March 18, 2014, Selene Communications Technologies, LLC filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleges, among other things, infringement of the following two patents: U.S. Patent No. 6,363,377 purporting to cover a “Search Data Processor;” and U.S. Patent No. 7,143,444 purporting to cover an “Application-Layer Anomaly and Misuse Detection.” The plaintiff seeks injunctive relief, monetary damages and costs. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

Finally, even if we succeed in adapting to a new technology or the changing industry standard and developing attractive products and services and successfully bringing them to market, there is no assurance that our use of the new technology or standard or our introduction of the new products or services would have a positive impact on our financial performance and could even result in lower revenue, lower margins and/or higher costs and therefore could negatively impact our financial performance. For example, our cloud platform launch featured the release of several key products. While we believe that these capabilities and features drive future incremental demand, there are certain risks associated with such a significant product transition and platform shift. We believe these risks could adversely impact our ability to execute on our growth strategy and therefore capitalize on the current market opportunity, both in the short and long term. They include: (i) the non-acceptance by current and prospective customers of our new hybrid cloud platform and product set; (ii) increasing competition in our industry by competitors that have greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater brand recognition, more established relationships in the industry, and the ability to acquire competitors and suppliers to increase their market presence and vertical reach capabilities; (iii) new pricing strategies that may include lowering price points for cloud products and services to recognize increasing technological efficiencies and offering discounted usage and volume-based pricing for our cloud products to significant cloud customers; (iv) the adoption of OpenStack as the ubiquitous open source cloud computing platform standard for public and private clouds, which could be negatively impacted by a delay in product releases; and (v) unfavorable economic conditions, worldwide political and economic uncertainties and specific conditions in the markets we serve.

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

▪	In-house and Colocation solutions with a colocation partner such as AT&T, Equinix, CenturyLink and other telecommunications companies;

▪	IT outsourcing providers such as CSC, Hewlett-Packard, and IBM;

▪	Cloud computing providers such as AT&T, British Telecom, CenturyLink, Red Hat, IBM, Verizon and other telecommunications companies; and

▪	Large technology companies such as Amazon, Hewlett-Packard, Google, IBM, and Microsoft, who have made substantial investments in cloud computing offerings and initiatives.
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

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, including Graham Weston, our Chairman and Chief Executive Officer; and Taylor Rhodes, our President. We do not have long-term employment agreements with most members of our senior management team, including Messrs. Weston and Rhodes.

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

Although we have concluded that our consolidated financial statements as of December 31, 2013, and the interim consolidated financial statements as of March 31, 2014, present fairly, in all material respects, the financial position, results of operations and cash flow of our company and its subsidiaries in conformity with generally accepted accounting principles, we have identified a material weakness in internal control over financial reporting related to the controls around our accounting review of complex real estate development and lease arrangements. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Item 4, "Controls and Procedures."

We have initiated remedial measures, but if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest. On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007, for a total of 2,661 jobs in Texas). We received the initial installment of $5 million from the State of Texas in September 2007, and, after achieving the Job Target, we received the remaining $3.5 million in March 2012. These amounts were recorded as non-current liabilities. The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. As of December 31, 2013, we had met the required employment level of the second tranche and have received the related $5.5 million of funding. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year.

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

Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions. If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility and, if those amounts owed at the time of the default are substantial, the repayment could materially and adversely affect our liquidity and business. As of March 31, 2014, there was no outstanding indebtedness under our credit facility other than immaterial outstanding letters of credit.

We also have substantial equipment and other lease obligations. The principal balance of these capital lease obligations totaled approximately $51.4 million as of March 31, 2014. The payment obligations under the equipment leases are generally secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first three months of 2014, we expensed approximately $8.3 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow, we may enter into swaps to continuously control our interest rate risk. As a result, we are exposed to interest rate risk on our borrowings. As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually. As of March 31, 2014, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, operating results that do not meet the market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, between December 31, 2013 and March 31, 2014, the closing trading price of our common stock was very volatile, ranging between $31.26 and $40.36 per share, including single-day increases of up to 5.3% and declines up to 19.1%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

During the three months ended March 31, 2014, we accepted shares in payment of income taxes due upon the vesting of restricted stock awards and restricted stock units as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
February 1 through February 28	314,604	$32.55	—	—
March 1 through March 31	90,038	$37.55	—	—
Total	404,642		—	—

As of March 31, 2014, all shares held in treasury were retired and canceled.

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1*	Employment Agreement between Rackspace US, Inc. and William Taylor Rhodes, dated January 13, 2014
10.2*	Separation Agreement and Release between Rackspace US, Inc., Rackspace Hosting Inc., and A. Lanham Napier, dated February 5, 2014
10.3*	Inducement Equity Incentive Plan, effective February 24, 2014
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2014.

Rackspace Hosting, Inc.

Date:	May 12, 2014	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 12, 2014	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)