Form 10-Q/A
period 2014-03-31
RACKSPACE HOSTING, INC.
filed 2014-06-18
CIK 1107694

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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) was prepared solely to correct clerical errors contained in the first paragraph of Item 4 of Part 1, Controls and Procedures ("Item 4") in our original Form 10-Q filed on May 12, 2014 (the “Original Filing”). An amended and restated Item 4 is contained herein reflecting corrections of these errors.

This Amendment should be read in conjunction with the Original Filing, and except as amended herein, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.  In connection with the filing of this Amendment, and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officer.

PART I – FINANCIAL INFORMATION

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer identified the material weakness described below and solely based on that material weakness, concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of March 31, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized, on June 18, 2014.

Rackspace Hosting, Inc.

Date:	June 18, 2014	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	June 18, 2014	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)