Form 10-Q
period 2014-06-30
RACKSPACE HOSTING, INC.
filed 2014-08-11
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.

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

On August 7, 2014, 143,015,946 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2013	June 30, 2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$259,733	$340,344
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,891 as of December 31, 2013 and $4,672 as of June 30, 2014	123,898	130,911
Deferred income taxes	12,637	11,769
Prepaid expenses	30,782	27,239
Other current assets	11,918	7,470
Total current assets	438,968	517,733

Property and equipment, net	890,776	972,830
Goodwill	81,084	81,084
Intangible assets, net	23,880	20,043
Other non-current assets	57,089	56,285
Total assets	$1,491,797	$1,647,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,047	$147,285
Accrued compensation and benefits	62,459	65,700
Income and other taxes payable	11,388	18,578
Current portion of deferred revenue	22,868	20,742
Current portion of capital lease obligations	37,885	25,639
Current portion of debt	1,861	1,108
Total current liabilities	258,508	279,052

Non-current liabilities:
Deferred revenue	3,662	2,506
Capital lease obligations	25,048	14,982
Finance lease obligations for assets under construction	—	36,262
Debt	124	18
Deferred income taxes	69,729	54,645
Deferred rent	43,046	47,693
Other liabilities	36,268	41,620
Total liabilities	436,385	476,778

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 141,123,904 shares issued and outstanding as of December 31, 2013; 143,009,409 shares issued and outstanding as of June 30, 2014	141	143
Additional paid-in capital	636,660	696,109
Accumulated other comprehensive income (loss)	(4,536)	3,901
Retained earnings	423,147	471,044
Total stockholders’ equity	1,055,412	1,171,197
Total liabilities and stockholders’ equity	$1,491,797	$1,647,975

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2014	2013	2014

Net revenue	$375,847	$441,112	$738,047	$862,159
Costs and expenses:
Cost of revenue	117,658	145,051	231,268	285,468
Research and development	23,216	29,711	41,591	54,903
Sales and marketing	52,269	60,480	102,083	117,839
General and administrative	72,840	81,424	140,317	152,574
Depreciation and amortization	74,460	90,559	144,571	178,364
Total costs and expenses	340,443	407,225	659,830	789,148
Income from operations	35,404	33,887	78,217	73,011
Other income (expense):
Interest expense	(833)	(529)	(1,773)	(1,024)
Interest and other income (expense)	(303)	171	(104)	436
Total other income (expense)	(1,136)	(358)	(1,877)	(588)
Income before income taxes	34,268	33,529	76,340	72,423
Income taxes	11,901	11,078	26,712	24,526
Net income	$22,367	$22,451	$49,628	$47,897

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(1,860)	$5,618	$(11,929)	$8,437
Other comprehensive income (loss)	(1,860)	5,618	(11,929)	8,437
Comprehensive income	$20,507	$28,069	$37,699	$56,334

Net income per share
Basic	$0.16	$0.16	$0.36	$0.34
Diluted	$0.16	$0.16	$0.34	$0.33

Weighted average number of shares outstanding
Basic	138,011	142,079	139,463	141,558
Diluted	142,178	144,093	144,180	143,910

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2014
Cash Flows From Operating Activities
Net income	$49,628	$47,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,571	178,364
Loss on disposal of equipment, net	225	159
Provision for bad debts and customer credits	2,361	3,267
Deferred income taxes	(1,891)	(19,094)
Deferred rent	5,484	4,369
Share-based compensation expense	25,498	29,997
Excess tax benefits from share-based compensation arrangements	(16,197)	(28,321)
Changes in certain assets and liabilities:
Accounts receivable	(13,488)	(9,120)
Prepaid expenses and other current assets	(556)	7,255
Accounts payable and accrued expenses	15,535	51,996
Deferred revenue	2,065	(3,521)
All other operating activities	6,757	2,948
Net cash provided by operating activities	219,992	266,196

Cash Flows From Investing Activities
Purchases of property and equipment	(225,377)	(198,997)
Acquisitions, net of cash acquired	(6,203)	—
All other investing activities	(372)	1,628
Net cash used in investing activities	(231,952)	(197,369)

Cash Flows From Financing Activities
Principal payments of capital leases	(35,550)	(23,545)
Principal payments of notes payable	(897)	(899)
Payments for deferred acquisition obligations	(1,238)	(113)
Receipt of Texas Enterprise Fund grant	—	5,500
Common shares withheld for employee withholding taxes	—	(13,620)
Proceeds from employee stock plans	6,400	14,753
Excess tax benefits from share-based compensation arrangements	16,197	28,321
Net cash provided by (used in) financing activities	(15,088)	10,397

Effect of exchange rate changes on cash and cash equivalents	(1,961)	1,387

Increase (decrease) in cash and cash equivalents	(29,009)	80,611

Cash and cash equivalents, beginning of period	292,061	259,733

Cash and cash equivalents, end of period	$263,052	$340,344

Supplemental Cash Flow Information:
Acquisition of property and equipment by capital leases	$415	$929
Increase in property and equipment in accounts payable and accrued expenses	6,132	13,161
Non-cash purchases of property and equipment	6,547	14,090
Additional finance lease obligations for assets under construction	—	35,619
Total non-cash additions of property and equipment	$6,547	$49,709

Shares issued in business combinations	$4,457	$—
Cash payments for interest, net of amount capitalized	$1,908	$1,008
Cash payments for income taxes	$10,035	$5,787

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Rackspace Hosting and our wholly-owned subsidiaries, which include, among others, Rackspace US, Inc., our domestic operating entity, and Rackspace Limited, our United Kingdom operating entity. Intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income (loss). There was no income tax expense allocated to foreign currency translation adjustments during the three or six months ended June 30, 2013 or 2014.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2013 and 2014, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014 (the "2013 Annual Consolidated Financial Statements"). The unaudited interim consolidated financial statements have been prepared on the same basis as the 2013 Annual Consolidated Financial Statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2014, our results of operations for the three and six months ended June 30, 2013 and 2014, and our cash flows for the six months ended June 30, 2013 and 2014.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2014, or for any other interim period, or for any other future year.

We revised the amounts previously reported as Research and Development and General and Administrative costs for the three and six months ended June 30, 2013. We determined that certain internal projects did not meet the accounting definition of Research and Development costs, and such amounts were reclassified to General and Administrative costs, as follows:

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

Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies. There have been no material changes to our significant accounting policies that are disclosed in the 2013 Annual Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued guidance to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied retrospectively using one of two methods. One method is to apply the guidance retrospectively to each prior period presented with practical expedients available. The second method is to apply the guidance retrospectively with the cumulative effect of initially applying the Update recognized at the date of initial application. Early application is not permitted. We will adopt this standard in the first quarter of 2017, and we are evaluating the impact on our consolidated financial statements of adopting this new accounting standard.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2014	2013	2014
Basic net income per share:
Net income	$22,367	$22,451	$49,628	$47,897
Weighted average shares outstanding:
Common stock	138,011	142,079	139,463	141,558
Number of shares used in per share computations	138,011	142,079	139,463	141,558
Earnings per share	$0.16	$0.16	$0.36	$0.34

Diluted net income per share:
Net income	$22,367	$22,451	$49,628	$47,897
Weighted average shares outstanding:
Common stock	138,011	142,079	139,463	141,558
Stock options, awards and employee share purchase plans	4,167	2,014	4,717	2,352
Number of shares used in per share computations	142,178	144,093	144,180	143,910
Earnings per share	$0.16	$0.16	$0.34	$0.33

We excluded 4.3 million and 7.2 million potential common shares from the computation of dilutive earnings per share for the three months ended June 30, 2013 and 2014, respectively, and 2.8 million and 7.1 million potential shares for the six months ended June 30, 2013 and 2014, respectively, because the effect would have been anti-dilutive.

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

 Assets and liabilities measured at fair value on a recurring basis are summarized by level below. As of December 31, 2013 and June 30, 2014, we did not hold any financial instruments categorized as Level 2 or Level 3. Our Level 1 assets and liabilities are valued using quoted market prices.

(In thousands)	December 31, 2013	June 30, 2014
Level 1:
Assets:
Money market funds (1)	$102,380	$110,544
Rabbi trust (2)	835	1,037
Total	$103,215	$111,581

Liabilities:
Deferred compensation (3)	$540	$742
Total	$540	$742

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the Consolidated Statement of Comprehensive Income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During the three and six months ended June 30, 2013 and June 30, 2014, we recognized minimal net gains as interest and other income.

4. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in thousands)	Estimated Useful Lives				December 31, 2013	June 30, 2014
Computers, software and equipment	1	-	5	years	$1,488,106	$1,652,351
Furniture and fixtures	7	years			55,681	56,770
Buildings and leasehold improvements	2	-	30	years	236,255	250,096
Land					28,566	29,052
Property and equipment, at cost					1,808,608	1,988,269
Less accumulated depreciation and amortization					(983,618)	(1,125,135)
Work in process					65,786	109,696
Property and equipment, net					$890,776	$972,830

At December 31, 2013, the work in process balance consisted of build outs of $32.6 million for office facilities, $2.4 million for data centers, and $30.7 million for capitalized software and other projects. At June 30, 2014, the work in process balance consisted of build outs of $46.3 million for office facilities, $24.5 million for data centers, and $38.9 million for capitalized software and other projects.

5. Leases

We have entered into multiple complex real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects. While the independent developer legally owns the real estate projects and must finance the overall construction, we have funded certain structural improvements and/or retained obligations related to certain potential construction cost overruns which have triggered an accounting requirement to include construction costs in progress and a related long-term finance lease liability on our consolidated balance sheets as though we are the owner of the asset during the construction period. We do not depreciate the cost of the real estate projects or expect to fund this long-term finance lease liability during the construction period.

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

During the first quarter of 2014, construction of one of these real estate projects completed, and we performed a sale-leaseback analysis. As a result of our continuing involvement in the project, we were precluded from derecognizing the asset and liability, and we will account for the lease as a capital lease obligation throughout the lease term. At the end of the lease term, we will derecognize the remaining lease obligation and asset balance.

6. Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain. We were involved in the following legal proceeding:

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

We are a party to various claims that certain of our products, services, and technologies infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, products, or services, and may also cause us to change our business practices and require development of non-infringing products or technologies, which could result in a loss of revenue for us and otherwise harm our business. We have disputed the allegations of wrongdoing in these proceedings and intend to vigorously defend ourselves in all such matters.

We cannot predict the impact, if any, that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them.

7. Share-Based Compensation

We have granted equity awards to our employees and directors in the form of stock options and restricted stock. The exercise price of all stock options granted is not less than 100% of the fair market value of a share of common stock as of the date of grant. The stock options granted vest ratably over a four-year period. All stock options expire seven to ten years following the grant date. The restricted stock generally vests ratably over a four-year period. Certain key executives have received restricted stock grants that cliff-vest over various terms from one to three years. Vesting of these grants are generally also based on predetermined market and/or performance conditions.

The composition of the equity awards outstanding as of December 31, 2013 and June 30, 2014 was as follows:

	December 31, 2013	June 30, 2014
Restricted stock	3,538,271	3,191,667
Stock options	9,487,570	7,968,466
Total outstanding awards	13,025,841	11,160,133

We also have an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The ESPP is made up of a series of offering periods. Each offering period has a maximum term of 24 months and is divided into semi-annual purchase intervals. The current ESPP began on July 1, 2013 and will conclude on June 30, 2015. Eligible employees may enroll at the beginning of any semi-annual purchase interval.

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2014	2013	2014
Cost of revenue	$2,735	$4,127	$5,254	$7,918
Research and development	1,813	3,293	3,341	6,073
Sales and marketing	1,744	2,062	3,402	4,153
General and administrative	7,023	7,783	13,501	11,853
Pre-tax share-based compensation	13,315	17,265	25,498	29,997
Less: Income tax benefit	(4,633)	(5,756)	(8,922)	(10,158)
Total share-based compensation expense, net of tax	$8,682	$11,509	$16,576	$19,839

We have made certain reclassifications to the prior period amounts above in order to conform to the current period's presentation. Refer to Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for more information about these reclassifications.

As of June 30, 2014, there was $171.6 million of total unrecognized compensation cost related to restricted stock, stock options and the ESPP, which will be amortized using the straight-line method over a weighted average period of 2.5 years.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Overview of our Business

Rackspace is the world leader in the managed cloud segment of the business IT market. We serve hundreds of thousands of business customers from our data centers on four continents. We help them tap the power of cloud computing without the pain of having to become experts in dozens of complex technologies, and without the expense of hiring or contracting with engineers who do not differentiate their businesses.

Our focus on the managed cloud separates us from the big providers of unmanaged, commodity cloud computing, who rent out access to raw cloud infrastructure and then expect customers to do everything required to operate that infrastructure, as well as the many tools and applications that run on top of it, including data engines and e-commerce platforms.

Rackspace helps each business customer find the IT infrastructure that best fits its unique needs. Our broad hybrid cloud portfolio and specialized expertise enables each customer to run each of its workloads where it will perform best and most cost-efficiently, whether on single-tenant servers or the multi-tenant public cloud, or a combination of these platforms. This emphasis on the best fit for each workload differentiates Rackspace from the one-size-fits-all providers who offer only multi-tenant public cloud.

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Switzerland, Hong Kong and in Australia. Our growth strategy includes targeting additional international customers as we continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first six months of 2014, 32% of our net revenue was from non-U.S. customers, and no individual customer accounted for greater than 2% of our net revenue.

We believe that the segment of the cloud computing market on which we are focused is a large market that represents a significant opportunity. We see a high level of interest building from companies who want to focus their scarce engineering assets on their core business and want a trusted partner to manage their cloud. They want Fanatical Support every step of the way, they want specialized expertise in running the ever-expanding set of technologies that are at the heart of cloud scale applications, and they want a partner who is committed to open and standard technologies, so that they are not locked into any single vendor.

Consistent with our goal to re-accelerate revenue growth and in order to take advantage of the long-term continued growth opportunities in the market, we have been making increased infrastructure investments to complement and leverage Fanatical Support, our principal differentiation from our competitors across our multiple service offerings. Our cloud computing services provide customers with a mission-critical service and world class support, and we believe this provides us with substantial growth opportunities. We believe that by offering a higher service level agreement and extending our support to additional technology platforms, our business becomes more capital efficient and our competitive advantage widens as our service capability increases. Throughout the remainder of 2014, we expect to continue making these investments in research and development, data centers, corporate facilities, information technology infrastructure, and employees.

Recent Developments

In July 2014, we announced our new managed cloud strategy for delivering public cloud services to market, including enhanced service levels and a more transparent service-based pricing model. We also created developer+™, a new program for developers that offers essential services needed to build scalable applications. The managed cloud strategy focuses on businesses and developers looking for a strong partner to help design, manage and scale their cloud operations.

Also in July 2014, we launched OnMetal™ Cloud Servers to reduce cloud complexity and help cloud applications scale. These API-driven bare metal servers can be spun up as quickly as virtual machines. OnMetal Cloud Servers are designed for customers with rapidly growing infrastructure footprints who value the agility and elasticity of cloud along with the simplicity and cost-efficiency of colocation.

While these new offerings are still in the early stages, we believe that these new capabilities and features could drive future incremental demand.

Key Metrics

We carefully track several financial and operational metrics to monitor and manage our growth, financial performance, and capacity. Our key metrics are structured around growth, profitability, capital efficiency, and infrastructure capacity and utilization.

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server)	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014

Growth
Dedicated cloud, net revenue	$276,845	$280,215	$291,265	$299,689	$310,647
Public cloud, net revenue	$99,002	$108,421	$116,838	$121,358	$130,465
Net revenue	$375,847	$388,636	$408,103	$421,047	$441,112
Revenue growth (year over year)	17.8%	15.7%	15.6%	16.2%	17.4%
Net upgrades (monthly average)	1.5%	1.5%	1.1%	0.9%	1.5%
Churn (monthly average)	-0.8%	-0.8%	-0.7%	-0.6%	-0.7%
Growth in installed base (monthly average) (2)	0.7%	0.7%	0.4%	0.3%	0.8%
Number of employees (Rackers) at period end	5,272	5,450	5,651	5,743	5,798
Number of servers deployed at period end	98,884	101,967	103,886	106,229	107,657
Average monthly revenue per server	$1,298	$1,290	$1,322	$1,336	$1,375
Profitability
Income from operations	$35,404	$27,762	$27,157	$39,124	$33,887
Depreciation and amortization	$74,460	$80,753	$87,683	$87,805	$90,559
Share-based compensation expense
Cost of revenue	$2,735	$3,453	$3,877	$3,791	$4,127
Research and development	$1,813	$2,306	$2,521	$2,780	$3,293
Sales and marketing	$1,744	$2,149	$1,766	$2,091	$2,062
General and administrative	$7,023	$9,051	$9,024	$4,070	$7,783
Total share-based compensation expense	$13,315	$16,959	$17,188	$12,732	$17,265
Adjusted EBITDA (1)	$123,179	$125,474	$132,028	$139,661	$141,711
Adjusted EBITDA margin	32.8%	32.3%	32.4%	33.2%	32.1%
Operating income margin	9.4%	7.1%	6.7%	9.3%	7.7%
Income from operations	$35,404	$27,762	$27,157	$39,124	$33,887
Effective tax rate	34.7%	40.7%	22.7%	34.6%	33.0%
Net operating profit after tax (NOPAT) (1)	$23,119	$16,463	$20,992	$25,587	$22,704
NOPAT margin	6.2%	4.2%	5.1%	6.1%	5.1%
Capital efficiency and returns
Interest bearing debt	$88,434	$72,579	$64,918	$53,326	$41,747
Stockholders' equity	$933,897	$988,708	$1,055,412	$1,100,012	$1,171,197
Less: Excess cash	$(217,950)	$(223,359)	$(210,761)	$(263,309)	$(287,411)
Capital base	$804,381	$837,928	$909,569	$890,029	$925,533
Average capital base	$777,030	$821,155	$873,749	$899,799	$907,781
Capital turnover (annualized)	1.93	1.89	1.87	1.87	1.94
Return on capital (annualized) (1)	11.9%	8.0%	9.6%	11.4%	10.0%
Capital expenditures
Cash purchases of property and equipment	$119,836	$100,496	$126,723	$84,953	$114,044
Non-cash purchases of property and equipment (3)	$(13,311)	$17,062	$(4,116)	$15,741	$(1,651)
Total capital expenditures	$106,525	$117,558	$122,607	$100,694	$112,393
Customer gear	$73,022	$73,784	$65,291	$60,688	$64,767
Data center build outs	$10,085	$12,441	$22,524	$10,963	$13,767
Office build outs	$1,683	$6,700	$14,860	$9,212	$6,857
Capitalized software and other projects	$21,735	$24,633	$19,932	$19,831	$27,002
Total capital expenditures	$106,525	$117,558	$122,607	$100,694	$112,393
Infrastructure capacity and utilization
Megawatts under contract at period end	59.6	60.0	60.0	58.1	58.1
Megawatts available for use at period end	44.4	46.9	46.9	45.3	45.4
Megawatts utilized at period end	26.0	27.0	27.4	28.1	29.0
Annualized net revenue per average Megawatt of power utilized	$59,305	$58,662	$60,015	$60,691	$61,802

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures below.

(2)	Due to rounding, totals may not equal the sum of the line items in the table above.

(3)	Non-cash purchases of property and equipment represents changes in amounts accrued for purchases under vendor financing and other deferred payment arrangements.

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

ROC decreased from 11.9% for the three months ended June 30, 2013 to 10.0% for the three months ended June 30, 2014. This decrease was primarily due to an increase in our average capital base and, to a lesser extent, a decrease in income from operations. Return on assets decreased from 6.6% for the three months ended June 30, 2013 to 5.6% for the three months ended June 30, 2014. This decrease was due to operating expenses increasing as a percentage of revenue and growth in our asset base largely due to the purchase of property and equipment to support the growth of our business.

See our reconciliation of the calculation of ROC to the calculation of return on assets in the table below:

	Three Months Ended
(In thousands)	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Income from operations	$35,404	$27,762	$27,157	$39,124	$33,887
Effective tax rate	34.7%	40.7%	22.7%	34.6%	33.0%
Net operating profit after tax (NOPAT)	$23,119	$16,463	$20,992	$25,587	$22,704

Net income	$22,367	$16,311	$20,798	$25,446	$22,451

Total assets at period end	$1,377,928	$1,451,769	$1,491,797	$1,566,949	$1,647,975
Less: Excess cash	(217,950)	(223,359)	(210,761)	(263,309)	(287,411)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(178,552)	(213,268)	(195,894)	(224,423)	(231,563)
Less: Deferred revenue (current and non-current)	(22,636)	(22,211)	(26,530)	(24,485)	(23,248)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for assets under construction	(154,409)	(155,003)	(149,043)	(164,703)	(180,220)
Capital base	$804,381	$837,928	$909,569	$890,029	$925,533

Average total assets	$1,363,139	$1,414,849	$1,471,783	$1,529,373	$1,607,462
Average capital base	$777,030	$821,155	$873,749	$899,799	$907,781

Return on assets (annualized)	6.6%	4.6%	5.7%	6.7%	5.6%
Return on capital (annualized)	11.9%	8.0%	9.6%	11.4%	10.0%

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

Adjusted EBITDA increased $19 million, or 15%, from the three months ended June 30, 2013 to the three months ended June 30, 2014; however, Adjusted EBITDA as a percentage of revenue decreased from 32.8% for the three months ended June 30, 2013 to 32.1% for the three months ended June 30, 2014. The decrease in Adjusted EBITDA margin was mainly due to a decrease in our operating income margin, from 9.4% for the three months ended June 30, 2013 to 7.7% for the three months ended June 30, 2014, driven by increases in cost of revenue and research and development expenses as a percentage of revenue.

Adjusted EBITDA margin decreased from 33.2% for the three months ended March 31, 2014 to 32.1% for the three months ended June 30, 2014 largely due to an increase in non-equity incentive compensation due to a higher payout percentage.

Also impacting our results was non-equity incentive compensation. Non-equity incentive compensation for the three months ended June 30, 2014 increased $7 million from the three months ended June 30, 2013 primarily due to an increase in the payout percentage. Employee non-equity incentive compensation through our current non-equity incentive plan is dependent upon the net revenue of the company in relation to a pre-set target level that is set at the beginning of each quarter. Thus, favorable financial performance in comparison to the pre-set target level is partially offset by increased non-equity incentive compensation expense. Additionally, the Compensation Committee has the discretion to modify a payout under the plan at any time in the event that it determines that circumstances warrant adjustment or to pay bonuses outside of the plan.

 See our reconciliation of Adjusted EBITDA to net income in the table below:

	Three Months Ended
(Dollars in thousands)	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014

Net revenue	$375,847	$388,636	$408,103	$421,047	$441,112

Income from operations	$35,404	$27,762	$27,157	$39,124	$33,887

Net income	$22,367	$16,311	$20,798	$25,446	$22,451
Plus: Income taxes	11,901	11,202	6,108	13,448	11,078
Plus: Total other (income) expense	1,136	249	251	230	358
Plus: Depreciation and amortization	74,460	80,753	87,683	87,805	90,559
Plus: Share-based compensation expense	13,315	16,959	17,188	12,732	17,265
Adjusted EBITDA	$123,179	$125,474	$132,028	$139,661	$141,711

Operating income margin	9.4%	7.1%	6.7%	9.3%	7.7%

Adjusted EBITDA margin	32.8%	32.3%	32.4%	33.2%	32.1%

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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Adjusted EBITDA	$123,179	$141,711	$248,286	$281,372
Non-cash deferred rent	1,519	2,113	5,484	4,369
Total capital expenditures	(106,525)	(112,393)	(231,924)	(213,087)
Cash payments for interest, net	(775)	(520)	(1,826)	(952)
Cash payments for income taxes, net	(5,911)	(4,576)	(9,750)	(5,462)
Adjusted free cash flow	$11,487	$26,335	$10,270	$66,240

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

Consolidated Statements of Income (Unaudited):

	Three Months Ended
(In thousands)	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net revenue	$375,847	$388,636	$408,103	$421,047	$441,112
Costs and expenses:
Cost of revenue	117,658	127,404	133,821	140,417	145,051
Research and development	23,216	23,773	24,849	25,192	29,711
Sales and marketing	52,269	50,869	55,465	57,359	60,480
General and administrative	72,840	78,075	79,128	71,150	81,424
Depreciation and amortization	74,460	80,753	87,683	87,805	90,559
Total costs and expenses	340,443	360,874	380,946	381,923	407,225
Income from operations	35,404	27,762	27,157	39,124	33,887
Other income (expense):
Interest expense	(833)	(689)	(656)	(495)	(529)
Interest and other income (expense)	(303)	440	405	265	171
Total other income (expense)	(1,136)	(249)	(251)	(230)	(358)
Income before income taxes	34,268	27,513	26,906	38,894	33,529
Income taxes	11,901	11,202	6,108	13,448	11,078
Net income	$22,367	$16,311	$20,798	$25,446	$22,451

 Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Three Months Ended
(Percent of net revenue)	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.3%	32.8%	32.8%	33.3%	32.9%
Research and development	6.2%	6.1%	6.1%	6.0%	6.7%
Sales and marketing	13.9%	13.1%	13.6%	13.6%	13.7%
General and administrative	19.4%	20.1%	19.4%	16.9%	18.5%
Depreciation and amortization	19.8%	20.8%	21.5%	20.9%	20.5%
Total costs and expenses	90.6%	92.9%	93.3%	90.7%	92.3%
Income from operations	9.4%	7.1%	6.7%	9.3%	7.7%
Other income (expense):
Interest expense	(0.2)%	(0.2)%	(0.2)%	(0.1)%	(0.1)%
Interest and other income (expense)	(0.1)%	0.1%	0.1%	0.1%	0.0%
Total other income (expense)	(0.3)%	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before income taxes	9.1%	7.1%	6.6%	9.2%	7.6%
Income taxes	3.2%	2.9%	1.5%	3.2%	2.5%
Net income	6.0%	4.2%	5.1%	6.0%	5.1%
Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended June 30, 2013 and June 30, 2014

Net Revenue

Net revenue increased $65 million, or 17%, primarily due to both new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 12% while net revenue for public cloud increased 32%. Overall, our installed base grew at a monthly average rate of 0.8% in the three months ended June 30, 2014, compared to 0.7% in the three months ended June 30, 2013.

Contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the three months ended June 30, 2014 would have been approximately $10 million lower had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $27 million, or 23%. Of this increase, $15 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in non-equity incentive compensation and share-based compensation. These increases are primarily due to additional headcount and salary increases and a higher non-equity incentive compensation payout percentage. The cost increase was further attributable to increases in license costs of $9 million related to our growth and data center costs of $7 million, mostly related to rent and maintenance. These increases were partially offset by a $2 million reversal of a previously recorded contractual obligation as the associated contract period has lapsed and a $1 million decrease in consulting fees. Cost of revenue increased as a percentage of net revenue, from 31.3% in the three months ended June 30, 2013 to 32.9% in the three months ended June 30, 2014, primarily due to employee-related expenses increasing at a faster rate than revenue.

Research and Development Expenses

Research and development expenses increased $6 million, or 28%, due to increased employee-related expenses. Higher employee-related expenses resulted from an increase in salaries and benefits and, to a lesser extent, increases in non-equity incentive compensation and share-based compensation. These increases are primarily due to additional headcount and salary increases and a higher non-equity incentive compensation payout percentage.

Sales and Marketing Expenses

Sales and marketing expenses increased $8 million, or 16%. Of this increase, $6 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in non-equity incentive compensation and commissions. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. The remaining variance was due to small changes in other sales and marketing expenses, including increases in consulting fees and travel and entertainment expense.

General and Administrative Expenses

General and administrative expenses increased $9 million, or 12%. Of this increase, $6 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lessor extent, increases in non-equity incentive compensation and share-based compensation. These increases are primarily due to salary increases and a higher non-equity incentive compensation payout percentage. The cost increase was further attributable to a $1 million increase in consulting fees and a $1 million increase in internal software support and maintenance. General and administrative expenses decreased as a percentage of net revenue, from 19.4% in the three months ended June 30, 2013 to 18.5% in the three months ended June 30, 2014, primarily due to employee-related expenses increasing at a slower rate than revenue, due to a slow down in hiring.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $16 million, or 22%. The increase was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in customer gear and internally developed and purchased software. Depreciation and amortization expenses increased as a percentage of net revenue, from 19.8% in the three months ended June 30, 2013 to 20.5% in the three months ended June 30, 2014.

Income Taxes

Our effective tax rate decreased from 34.7% for the three months ended June 30, 2013 to 33.0% for the three months ended June 30, 2014 due primarily to Research and Development tax incentives in the State of Texas and a higher portion of earnings being generated outside the U.S. where earnings are generally taxed at lower rates. Overall, differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items.

Net Income

Net income was $22 million in both the three months ended June 30, 2013 and 2014. Higher revenue was offset by increased expenses, as we continue to make investments to support future growth. Net income per diluted share was $0.16 in both the three months ended June 30, 2013 and 2014.

Six Months Ended June 30, 2013 and June 30, 2014

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

Consolidated Statements of Income (Unaudited):

	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2014
Net revenue	$738,047	$862,159
Costs and expenses:
Cost of revenue	231,268	285,468
Research and development	41,591	54,903
Sales and marketing	102,083	117,839
General and administrative	140,317	152,574
Depreciation and amortization	144,571	178,364
Total costs and expenses	659,830	789,148
Income from operations	78,217	73,011
Other income (expense):
Interest expense	(1,773)	(1,024)
Interest and other income (expense)	(104)	436
Total other income (expense)	(1,877)	(588)
Income before income taxes	76,340	72,423
Income taxes	26,712	24,526
Net income	$49,628	$47,897

 Consolidated Statements of Income, as a Percentage of Net Revenue (Unaudited):

	Six Months Ended
(Percent of net revenue)	June 30, 2013	June 30, 2014
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.3%	33.1%
Research and development	5.6%	6.4%
Sales and marketing	13.8%	13.7%
General and administrative	19.0%	17.7%
Depreciation and amortization	19.6%	20.7%
Total costs and expenses	89.4%	91.5%
Income from operations	10.6%	8.5%
Other income (expense):
Interest expense	(0.2)%	(0.1)%
Interest and other income (expense)	0.0%	0.1%
Total other income (expense)	(0.3)%	(0.1)%
Income before income taxes	10.3%	8.4%
Income taxes	3.6%	2.8%
Net income	6.7%	5.6%
Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Net revenue increased $124 million, or 17%, primarily due to both new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 11% while net revenue for public cloud increased 33%. Overall, our installed base grew at a monthly average rate of 0.6% in the six months ended June 30, 2014, compared to 0.4% in the six months ended June 30, 2013.

Contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the six months ended June 30, 2014 would have been approximately $16 million lower had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $54 million, or 23%. Of this increase, $25 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, an increase in share-based compensation. These increases are primarily due to additional headcount and salary increases. The cost increase was further attributable to increases in license expense of $17 million related to our growth and data center costs of $16 million, mostly related to rent, maintenance and utilities. These increases were partially offset by a $3 million decrease in consulting fees. Cost of revenue increased as a percentage of net revenue, from 31.3% in the six months ended June 30, 2013 to 33.1% in the six months ended June 30, 2014, primarily due to employee-related expenses increasing at a faster rate than revenue.

Research and Development Expenses

Research and development expenses increased $13 million, or 32% due to increased employee-related expenses. Higher employee-related expenses resulted from an increase in salaries and benefits and, to a lesser extent, an increase in share-based compensation. These increases are primarily due to additional headcount and salary increases. Research and development costs increased as a percentage of net revenue, from 5.6% in the six months ended June 30, 2013 to 6.4% in the six months ended June 30, 2014, primarily due to employee-related expenses increasing at a faster rate than revenue, due to increased hiring.

Sales and Marketing Expenses

Sales and marketing expenses increased $16 million, or 15%. Of this increase, $13 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, an increase in commissions. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. The remaining variance was due to small changes in other sales and marketing expenses, including $2 million increase in consulting fees and $1 million increase in travel and entertainment expenses.

General and Administrative Expenses

General and administrative expenses increased $12 million, or 9%. Of this increase, $6 million is attributable to employee-related expenses primarily due to an increase in salaries and benefits and contract labor, partially offset by a decrease in share-based compensation expense resulting from certain executive forfeitures. The cost increase was further attributable to increases in internal software support and maintenance of $2 million, consulting fees of $1 million, and office repairs and maintenance of $1 million. The remaining variance of $2 million was largely due to increases in office rent, travel and entertainment, and other general and administrative expenses. General and administrative expenses decreased as a percentage of net revenue, from 19.0% in the six months ended June 30, 2013 to 17.7% in the six months ended June 30, 2014, primarily due to the forfeiture of certain executive stock grants and a slow down in hiring.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $34 million, or 23%. The increase was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in customer gear and internally developed and purchased software. Depreciation and amortization expenses increased as a percentage of net revenue, from 19.6% in the six months ended June 30, 2013 to 20.7% in the six months ended June 30, 2014.

Income Taxes

Our effective tax rate decreased from 35.0% for the six months ended June 30, 2013 to 33.9% for the six months ended June 30, 2014 due primarily to Research and Development tax incentives in the State of Texas and a higher portion of earnings being generated outside the U.S. where earnings are generally taxed at lower rates. Overall, differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items.

Net Income

Net income was $48 million in the six months ended June 30, 2014, a decrease of $2 million, or 3%, from the same period of 2013. Higher revenue was more than offset by increased expenses as we continue to make investments to support future growth. Net income per diluted share was $0.33 in the six months ended June 30, 2014, a decrease of $0.01 from the same period of 2013.

Liquidity and Capital Resources

At June 30, 2014, we held $340 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, vendor-financed arrangements, and existing amounts available under our revolving credit facility as our primary sources of liquidity. We currently believe that current cash and cash equivalents, cash generated by operations, and available borrowings will be sufficient to meet our operating and capital needs in the foreseeable future.

Of our cash and cash equivalents at June 30, 2014, $118 million was held by our foreign subsidiaries. If these funds are repatriated, we must accrue and pay taxes on such funds; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs. As we expand our business on a global basis, we may transfer additional cash to our foreign entities.

We have vendor-financed arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment. While we believe our borrowings from these arrangements will continue to be available, we have shifted our current strategy and now pay cash for most of our equipment purchases rather than financing them through these arrangements. Additionally, we have entered into certain real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects that result in capital and finance lease obligations. As of December 31, 2013 and June 30, 2014, we had $65 million and $78 million outstanding with respect to these arrangements.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September of 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of June 30, 2014, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of June 30, 2014, there were no outstanding borrowings under the revolving credit facility.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	(Unaudited)
(In thousands)	2013	2014
Cash provided by operating activities	$219,992	$266,196
Cash used in investing activities	$(231,952)	$(197,369)
Cash provided by (used in) financing activities	$(15,088)	$10,397
Non-cash purchases of property and equipment	$6,547	$14,090

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities increased $46 million, or 21%, from the first six months of 2013 compared to the first six months of 2014.

Although net income decreased from $50 million in the first six months of 2013 to $48 million in the first six months of 2014, there was an increase in non-cash adjustments affecting net income that resulted in an increase in net cash provided by operating activities. A summary of the significant changes in non-cash adjustments is as follows:

•	Depreciation and amortization expense increased by $34 million, due mainly to purchases of customer gear and computer software (internally developed technology).

•
Share-based compensation expense increased by $4 million, due to an increase in the fair value of equity awards granted in 2013 and the first six months of 2014, offset by forfeitures of equity grants.

•
Excess tax benefits from share-based compensation arrangements reduced net cash provided by operating activities by $16 million in the first six months of 2013 compared to $28 million in the first six months of 2014. In accordance with the accounting guidance, Rackspace recognizes an excess tax benefit from the exercise of options to the extent that it will result in a reduction of our current tax payable.

•
The change in deferred income taxes created a $2 million decrease to cash flow from operating activities in the first six months of 2013 compared to a $19 million decrease in the first six months of 2014. The change in deferred income taxes is primarily due to the reductions in deferred tax liabilities related to depreciation and other changes in deferred taxes across multiple deferred tax asset items.

The changes in certain assets and liabilities in the first six months of 2013 resulted in a cash inflow of $4 million compared to a cash inflow of $47 million in the first six months of 2014, primarily due to the timing of payments for trade payables and payroll-related expenses.

Investing Activities

Net cash used in investing activities was primarily capital expenditures to meet the demands of our growing customer base. Historically our main investing activities have consisted of purchases of IT equipment for our data center infrastructure; furniture, equipment and leasehold improvements to support our operations; and capitalized payroll costs related to software development. Our net cash used in investing activities decreased $35 million, or 15%, from the first six months of 2013 compared to the first six months of 2014, primarily due to a decrease in the purchase of property and equipment of $26 million and a $6 million decrease related to cash paid for acquisitions.

Financing Activities

Net cash used in financing activities was $15 million during the first six months of 2013 compared to net cash provided by financing activities of $10 million during the first six months of 2014, a change of $25 million. This change is primarily related to a $12 million decrease in principal payments of capital and financing leases, the receipt of $6 million from the Texas Enterprise Fund grant, an increase in proceeds from employee stock plans of $8 million, and an increase in excess tax benefits from share-based compensation arrangements of $12 million. These decreases in cash used in financing activities were partially offset by a $14 million cash outflow related to treasury stock purchases. The Company withheld shares related to the vesting of certain restricted stock units in lieu of employees paying withholding taxes, and we subsequently retired these shares prior to March 31, 2014.

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

Recent Accounting Pronouncements Not Yet Adopted

For a description of accounting pronouncements recently issued but not yet adopted, see "Notes to the Unaudited Condensed Consolidated Financial Statements - Note 1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer identified the material weakness described below and solely based on that material weakness, concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of June 30, 2014.

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

To remediate this material weakness, in the first quarter of 2014 we began to enhance our process around identifying and reviewing complex real estate development and lease agreements by (i) formalizing the process of timely identifying the origination of transactions with development and lease arrangements; (ii) implementing more comprehensive procedures for the accounting review of such transactions; (iii) creating a formal checklist of accounting provisions to be considered and evaluated during the review process; (iv) creating specific documentation standards of how accounting provisions were identified, considered and concluded upon and (v) developing more robust review standards. During the second quarter of 2014, we further enhanced our process and have implemented new internal controls surrounding the identification and accounting review of complex real estate development and lease agreements. However, we have not yet been able to conclude upon the effectiveness of these new controls as of June 30, 2014. As such, we do not consider the material weakness to be remediated. Our internal audit department will conduct a review of the enhanced process and new internal controls during the second half of 2014.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter reporting period identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we began implementing remedial procedures during 2014, we cannot yet conclude that such procedures were effective as of June 30, 2014.

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

On March 18, 2014, Selene Communications Technologies, LLC filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleges, among other things, infringement of the following two patents: U.S. Patent No. 6,363,377 purporting to cover a “Search Data Processor” and U.S. Patent No. 7,143,444 purporting to cover an “Application-Layer Anomaly and Misuse Detection.” The plaintiff seeks injunctive relief, monetary damages and costs. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

Although we have concluded that our consolidated financial statements as of December 31, 2013, and the interim consolidated financial statements as of June 30, 2014, present fairly, in all material respects, the financial position, results of operations and cash flow of our company and its subsidiaries in conformity with generally accepted accounting principles, we have identified a material weakness in internal control over financial reporting related to the controls around our accounting review of complex real estate development and lease arrangements. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Item 4, "Controls and Procedures."

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest. On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007, for a total of 2,661 jobs in Texas). We received the initial installment of $5 million from the State of Texas in September 2007, and, after achieving the Job Target, we received the remaining $3.5 million in March 2012. These amounts were recorded as non-current liabilities. The remaining three tranches are at our option. We can draw an additional $13.5 million, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. As of December 31, 2013, we had met the required employment level of the second tranche and received the related $5.5 million of funding in March 2014. We are responsible for maintaining the jobs through January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year.

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

Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions. If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility and, if those amounts owed at the time of the default are substantial, the repayment could materially and adversely affect our liquidity and business. As of June 30, 2014, there was no outstanding indebtedness under our credit facility other than immaterial outstanding letters of credit.

We also have substantial equipment and other lease obligations. The principal balance of these capital lease obligations totaled approximately $40.6 million as of June 30, 2014. The payment obligations under the equipment leases are generally secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first six months of 2014, we expensed approximately $15.8 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow, we may enter into swaps to continuously control our interest rate risk. As a result, we are exposed to interest rate risk on our borrowings. As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually. As of June 30, 2014, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, operating results that do not meet the market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, between December 31, 2013 and June 30, 2014, the closing trading price of our common stock was very volatile, ranging between $26.28 and $40.36 per share, including single-day increases of up to 17.7% and declines up to 19.1%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2014.

Rackspace Hosting, Inc.

Date:	August 11, 2014	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 11, 2014	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)