Form 10-Q
period 2014-09-30
RACKSPACE HOSTING, INC.
filed 2014-11-10
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

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

On November 6, 2014, 143,554,418 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2013	September 30, 2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$259,733	$349,480
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,891 as of December 31, 2013 and $4,650 as of September 30, 2014	123,898	134,555
Deferred income taxes	12,637	11,061
Prepaid expenses	30,782	42,349
Other current assets	11,918	16,509
Total current assets	438,968	553,954

Property and equipment, net	890,776	1,014,168
Goodwill	81,084	81,084
Intangible assets, net	23,880	18,241
Other non-current assets	57,089	57,095
Total assets	$1,491,797	$1,724,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,047	$139,501
Accrued compensation and benefits	62,459	80,580
Income and other taxes payable	11,388	24,316
Current portion of deferred revenue	22,868	19,562
Current portion of capital lease obligations	37,885	20,144
Current portion of debt	1,861	160
Total current liabilities	258,508	284,263

Non-current liabilities:
Deferred revenue	3,662	1,875
Capital lease obligations	25,048	11,168
Finance lease obligations for assets under construction	—	67,046
Debt	124	—
Deferred income taxes	69,729	47,924
Deferred rent	43,046	49,233
Other liabilities	36,268	39,261
Total liabilities	436,385	500,770

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 141,123,904 shares issued and outstanding as of December 31, 2013; 143,547,558 shares issued and outstanding as of September 30, 2014	141	144
Additional paid-in capital	636,660	736,208
Accumulated other comprehensive loss	(4,536)	(9,364)
Retained earnings	423,147	496,784
Total stockholders’ equity	1,055,412	1,223,772
Total liabilities and stockholders’ equity	$1,491,797	$1,724,542

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2014	2013	2014

Net revenue	$388,636	$459,776	$1,126,683	$1,321,935
Costs and expenses:
Cost of revenue	127,404	142,954	358,672	428,422
Research and development	23,773	30,718	65,364	85,621
Sales and marketing	50,869	60,582	152,952	178,421
General and administrative	78,075	86,702	218,392	239,276
Depreciation and amortization	80,753	98,307	225,324	276,671
Total costs and expenses	360,874	419,263	1,020,704	1,208,411
Income from operations	27,762	40,513	105,979	113,524
Other income (expense):
Interest expense	(689)	(445)	(2,462)	(1,469)
Interest and other income (expense)	440	(2,191)	336	(1,755)
Total other income (expense)	(249)	(2,636)	(2,126)	(3,224)
Income before income taxes	27,513	37,877	103,853	110,300
Income taxes	11,202	12,137	37,914	36,663
Net income	$16,311	$25,740	$65,939	$73,637

Other comprehensive income, net of tax
Foreign currency translation adjustments	$11,893	$(13,265)	$(36)	$(4,828)
Other comprehensive income (loss)	11,893	(13,265)	(36)	(4,828)
Comprehensive income	$28,204	$12,475	$65,903	$68,809

Net income per share
Basic	$0.12	$0.18	$0.48	$0.52
Diluted	$0.11	$0.18	$0.46	$0.51

Weighted average number of shares outstanding
Basic	138,714	142,978	138,140	142,036
Diluted	143,543	144,895	142,699	144,310

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2014
Cash Flows From Operating Activities
Net income	$65,939	$73,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,324	276,671
Loss on disposal of equipment, net	892	159
Provision for bad debts and customer credits	3,843	4,323
Deferred income taxes	10,305	(30,140)
Deferred rent	9,285	6,297
Share-based compensation expense	42,457	49,839
Excess tax benefits from share-based compensation arrangements	(17,383)	(45,311)
Changes in certain assets and liabilities:
Accounts receivable	(24,129)	(15,729)
Prepaid expenses and other current assets	(18,560)	(17,199)
Accounts payable and accrued expenses	26,948	93,882
Deferred revenue	1,191	(4,952)
All other operating activities	8,430	147
Net cash provided by operating activities	334,542	391,624

Cash Flows From Investing Activities
Purchases of property and equipment	(325,873)	(323,126)
Acquisitions, net of cash acquired	(6,203)	—
All other investing activities	(1,808)	1,945
Net cash used in investing activities	(333,884)	(321,181)

Cash Flows From Financing Activities
Principal payments of capital leases	(51,208)	(32,502)
Principal payments of notes payable	(1,863)	(1,866)
Payments for deferred acquisition obligations	(1,296)	(168)
Receipt of Texas Enterprise Fund grant	—	5,500
Common shares withheld for employee withholding taxes	—	(13,620)
Proceeds from employee stock plans	14,846	18,021
Excess tax benefits from share-based compensation arrangements	17,383	45,311
Net cash provided by (used in) financing activities	(22,138)	20,676

Effect of exchange rate changes on cash and cash equivalents	(586)	(1,372)

Increase (decrease) in cash and cash equivalents	(22,066)	89,747

Cash and cash equivalents, beginning of period	292,061	259,733

Cash and cash equivalents, end of period	$269,995	$349,480

Supplemental Cash Flow Information:
Acquisition of property and equipment by capital leases	$415	$929
Increase in property and equipment in accounts payable and accrued expenses	23,194	6,455
Non-cash purchases of property and equipment	$23,609	$7,384

Cash payments for interest, net of amount capitalized	$2,599	$1,399
Cash payments for income taxes	$12,674	$7,144

Shares issued in business combinations	$4,457	$—
Additional finance lease obligations for assets under construction and other	$—	$70,787

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Rackspace Hosting, Inc. and our wholly-owned subsidiaries, which include, among others, Rackspace US, Inc., our domestic operating entity, and Rackspace Limited, our United Kingdom operating entity. Intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income (loss). There was no income tax expense allocated to foreign currency translation adjustments during the three or nine months ended September 30, 2013 or 2014.

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2013 and 2014, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014 (the "2013 Annual Consolidated Financial Statements"). The unaudited interim consolidated financial statements have been prepared on the same basis as the 2013 Annual Consolidated Financial Statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2014, our results of operations for the three and nine months ended September 30, 2013 and 2014, and our cash flows for the nine months ended September 30, 2013 and 2014.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2014, or for any other interim period, or for any other future year.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied retrospectively using one of two methods. One method is to apply the guidance retrospectively to each prior period presented with practical expedients available. The second method is to apply the guidance retrospectively with the cumulative effect of initially applying the Update recognized at the date of initial application. Early application is not permitted. We will adopt this standard in the first quarter of 2017, and we are evaluating the impact on our consolidated financial statements of adopting this new accounting standard.

In April 2014, the FASB issued guidance to revise the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. This guidance also requires expanded disclosures for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The impact of the adoption of this guidance will be dependent on the nature of dispositions, if any, occurring after adoption.

In August 2014, the FASB issued guidance that will require management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern and provide related footnote disclosures in certain circumstances. This guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter with early adoption permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2014	2013	2014
Basic net income per share:
Net income	$16,311	$25,740	$65,939	$73,637
Weighted average shares outstanding:
Common stock	138,714	142,978	138,140	142,036
Number of shares used in per share computations	138,714	142,978	138,140	142,036
Net income per share	$0.12	$0.18	$0.48	$0.52

Diluted net income per share:
Net income	$16,311	$25,740	$65,939	$73,637
Weighted average shares outstanding:
Common stock	138,714	142,978	138,140	142,036
Stock options, awards and employee share purchase plans	4,829	1,917	4,559	2,274
Number of shares used in per share computations	143,543	144,895	142,699	144,310
Net income per share	$0.11	$0.18	$0.46	$0.51

We excluded 3.9 million and 5.8 million potential common shares from the computation of dilutive net income per share for the three months ended September 30, 2013 and 2014, respectively, and 2.8 million and 5.6 million potential shares for the nine months ended September 30, 2013 and 2014, respectively, because the effect would have been anti-dilutive.

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

 Assets and liabilities measured at fair value on a recurring basis are summarized by level below. As of December 31, 2013 and September 30, 2014, we did not hold any financial instruments categorized as Level 2 or Level 3. Our Level 1 assets and liabilities are valued using quoted market prices.

(In thousands)	December 31, 2013	September 30, 2014
Level 1:
Assets:
Money market funds (1)	$102,380	$90,553
Rabbi trust (2)	835	1,123
Total	$103,215	$91,676

Liabilities:
Deferred compensation (3)	$540	$829
Total	$540	$829

(1)	Money market funds are classified in cash and cash equivalents.

(2)	Investments in marketable securities held in a Rabbi Trust associated with a non-qualified deferred compensation plan are classified in other non-current assets.

(3)	Obligations to pay benefits under a non-qualified deferred compensation plan are classified in other non-current liabilities.

Our Rabbi Trust was established in 2009, and we elected the fair value option, which allows for the recognition of gains and losses to be recorded in the Consolidated Statement of Comprehensive Income in the same period as the gains and losses are incurred as part of the non-qualified deferred compensation plan. During the three and nine months ended September 30, 2013 and September 30, 2014, we recognized minimal net gains and losses as interest and other income (expense).

4. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in thousands)	Estimated Useful Lives				December 31, 2013	September 30, 2014
Computers, software and equipment	1	-	5	years	$1,488,106	$1,743,301
Furniture and fixtures	7	years			55,681	56,529
Buildings and leasehold improvements	2	-	30	years	236,255	258,636
Land					28,566	28,436
Property and equipment, at cost					1,808,608	2,086,902
Less accumulated depreciation and amortization					(983,618)	(1,186,882)
Work in process					65,786	114,148
Property and equipment, net					$890,776	$1,014,168

At December 31, 2013, the work in process balance consisted of build outs of $32.6 million for office facilities, $2.4 million for data centers, and $30.7 million for capitalized software and other projects. At September 30, 2014, the work in process balance consisted of build outs of $38.6 million for office facilities, $52.7 million for data centers, and $22.9 million for capitalized software and other projects.

5. Leases

We have entered into multiple complex real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects. While the independent developers legally own the real estate projects and must finance the overall construction, we agreed to fund certain structural improvements and/or retain obligations related to certain potential construction cost overruns which have triggered an accounting requirement to include construction costs in progress and a related long-term finance lease liability on our consolidated balance sheets as though we are the owner of the asset during the construction period. We do not depreciate the cost of the real estate projects or expect to fund this long-term finance lease liability during the construction period.

Upon completion of construction, we perform a sale-leaseback analysis pursuant to ASC 840, Leases, to determine if we can remove the asset and liability from our consolidated balance sheet. If the asset and corresponding liability can be derecognized, then the lease will be accounted for as an operating lease, and we will recognize rent expense over the lease term. However, certain factors are considered “continuing involvement” which precludes derecognizing the asset and liability when construction is complete. If the sale-leaseback criteria are not met, the asset would be considered to be owned for accounting purposes during the lease term. At this time, the amount recorded as a finance lease obligation for assets under construction would be transferred to a capital lease obligation. Accordingly, the asset would be depreciated and rental payments under the lease would be recorded as a reduction of the capital lease liability and interest expense.

During the first quarter of 2014, construction of one of these real estate projects was completed, and we performed a sale-leaseback analysis. As a result of our continuing involvement in the project, we were precluded from derecognizing the asset and liability, and we will account for the lease as a capital lease obligation throughout the lease term. At the end of the lease term, we will derecognize the remaining lease obligation and asset balance.

As of December 31, 2013 and September 30, 2014 we had $0 and $67.0 million, respectively, of finance lease obligations for assets under construction recorded on our consolidated balance sheets related to real estate projects for which we are deemed the accounting owner during the construction period, with the corresponding construction costs in progress included in work in process within property and equipment, net.

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

We record to cost of revenue state sales taxes related to software licenses acquired to provide hosting services to customers. We also remit state sales taxes collected from our customers for hosting services invoiced to our customers, with such services including the use of the aforementioned software licenses. During the three months ended September 30, 2014, we recorded a $7 million benefit to cost of revenue for settlement of a dispute related to sales taxes paid on such software licenses for the period September 2007 through April 2014.

7. Share-Based Compensation

We have granted equity awards to our employees and directors in the form of stock options and restricted stock. The exercise price of all stock options granted is not less than 100% of the fair market value of a share of common stock as of the date of grant. The stock options granted vest ratably over a four-year period. All stock options expire seven to ten years following the grant date. The restricted stock generally vests ratably over a four-year period. Certain key executives have received restricted stock grants that cliff-vest over various terms from one to three years. Vesting of these grants are generally based on predetermined market and/or performance conditions.

The composition of the equity awards outstanding as of December 31, 2013 and September 30, 2014 was as follows:

	December 31, 2013	September 30, 2014
Restricted stock	3,538,271	4,252,132
Stock options	9,487,570	7,499,819
Total outstanding awards	13,025,841	11,751,951

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

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2014	2013	2014
Cost of revenue	$3,453	$4,175	$8,707	$12,093
Research and development	2,306	3,399	5,647	9,472
Sales and marketing	2,149	2,637	5,551	6,790
General and administrative	9,051	9,631	22,552	21,484
Pre-tax share-based compensation	16,959	19,842	42,457	49,839
Less: Income tax benefit	(6,578)	(6,408)	(15,500)	(16,566)
Total share-based compensation expense, net of tax	$10,381	$13,434	$26,957	$33,273

As of September 30, 2014, there was $193.2 million of total unrecognized compensation cost related to restricted stock, stock options and the ESPP, which will be amortized using the straight-line method over a weighted average period of 2.5 years.

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

9. Subsequent Event

On November 6, 2014, the Company's Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next two years.

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

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Switzerland, Hong Kong and Australia, and recently opened an office in Mexico. Our growth strategy includes targeting additional international customers as we continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first nine months of 2014, 32% of our net revenue was from non-U.S. customers, and no individual customer accounted for greater than 2% of our net revenue.

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

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server)	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014

Growth
Dedicated cloud, net revenue	$280,215	$291,265	$299,689	$310,647	$319,601
Public cloud, net revenue	$108,421	$116,838	$121,358	$130,465	$140,175
Net revenue	$388,636	$408,103	$421,047	$441,112	$459,776
Revenue growth (year over year)	15.7%	15.6%	16.2%	17.4%	18.3%
Net upgrades (monthly average)	1.5%	1.1%	0.9%	1.5%	1.4%
Churn (monthly average)	-0.8%	-0.7%	-0.6%	-0.7%	-0.6%
Growth in installed base (monthly average) (1)	0.7%	0.4%	0.3%	0.8%	0.8%
Number of employees (Rackers) at period end	5,450	5,651	5,743	5,798	5,939
Number of servers deployed at period end	101,967	103,886	106,229	107,657	110,453
Average monthly revenue per server	$1,290	$1,322	$1,336	$1,375	$1,405
Profitability
Income from operations	$27,762	$27,157	$39,124	$33,887	$40,513
Depreciation and amortization	$80,753	$87,683	$87,805	$90,559	$98,307
Share-based compensation expense
Cost of revenue	$3,453	$3,877	$3,791	$4,127	$4,175
Research and development	$2,306	$2,521	$2,780	$3,293	$3,399
Sales and marketing	$2,149	$1,766	$2,091	$2,062	$2,637
General and administrative	$9,051	$9,024	$4,070	$7,783	$9,631
Total share-based compensation expense	$16,959	$17,188	$12,732	$17,265	$19,842
Adjusted EBITDA (2)	$125,474	$132,028	$139,661	$141,711	$158,662
Adjusted EBITDA margin	32.3%	32.4%	33.2%	32.1%	34.5%
Operating income margin	7.1%	6.7%	9.3%	7.7%	8.8%
Income from operations	$27,762	$27,157	$39,124	$33,887	$40,513
Effective tax rate	40.7%	22.7%	34.6%	33.0%	32.0%
Net operating profit after tax (NOPAT) (2)	$16,463	$20,992	$25,587	$22,704	$27,549
NOPAT margin	4.2%	5.1%	6.1%	5.1%	6.0%
Capital efficiency and returns
Interest bearing debt	$72,579	$64,918	$53,326	$41,747	$31,472
Stockholders' equity	$988,708	$1,055,412	$1,100,012	$1,171,197	$1,223,772
Less: Excess cash	$(223,359)	$(210,761)	$(263,309)	$(287,411)	$(294,307)
Capital base	$837,928	$909,569	$890,029	$925,533	$960,937
Average capital base	$821,155	$873,749	$899,799	$907,781	$943,235
Capital turnover (annualized)	1.89	1.87	1.87	1.94	1.95
Return on capital (annualized) (2)	8.0%	9.6%	11.4%	10.0%	11.7%
Capital expenditures
Cash purchases of property and equipment	$100,496	$126,723	$84,953	$114,044	$124,129
Non-cash purchases of property and equipment (3)	$17,062	$(4,116)	$15,741	$(1,651)	$(6,706)
Total capital expenditures	$117,558	$122,607	$100,694	$112,393	$117,423
Customer gear	$73,784	$65,291	$60,688	$64,767	$78,677
Data center build outs	$12,441	$22,524	$10,963	$13,767	$14,825
Office build outs	$6,700	$14,860	$9,212	$6,857	$3,464
Capitalized software and other projects	$24,633	$19,932	$19,831	$27,002	$20,457
Total capital expenditures	$117,558	$122,607	$100,694	$112,393	$117,423
Infrastructure capacity and utilization
Megawatts under contract at period end	60.0	60.0	58.1	58.1	58.1
Megawatts available for use at period end	46.9	46.9	45.3	45.4	45.4
Megawatts utilized at period end	27.0	27.4	28.1	29.0	29.9
Annualized net revenue per average Megawatt of power utilized	$58,662	$60,015	$60,691	$61,802	$62,448

(1)	Due to rounding, totals may not equal the sum of the line items in the table above.

(2)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures below.

(3)	Non-cash purchases of property and equipment represents changes in amounts accrued for purchases under vendor financing and other deferred payment arrangements.

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

ROC increased from 8.0% for the three months ended September 30, 2013 to 11.7% for the three months ended September 30, 2014. This increase was primarily due to a 46% increase in income from operations between periods reflecting improved results driven by net revenue growth, partially offset by higher expenses. For further discussion of our operating results, see "Results of Operations" within this "Management's Discussion and Analysis of Financial Condition and Results of Operations." ROC was also positively impacted by a lower effective tax rate of 32.0% compared to 40.7% in the prior year period. These positive impacts were partially offset by a 15% increase in the average capital base between periods, as we continue to make infrastructure investments to support and enhance our growth opportunities. Return on assets increased from 4.6% for the three months ended September 30, 2013 to 6.1% for the three months ended September 30, 2014. This increase reflects our improved profitability as net income increased 58% between periods, partially offset by a 19% increase in average total assets.

See our reconciliation of the calculation of ROC to the calculation of return on assets in the table below:

	Three Months Ended
(In thousands)	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Income from operations	$27,762	$27,157	$39,124	$33,887	$40,513
Effective tax rate	40.7%	22.7%	34.6%	33.0%	32.0%
Net operating profit after tax (NOPAT)	$16,463	$20,992	$25,587	$22,704	$27,549

Net income	$16,311	$20,798	$25,446	$22,451	$25,740

Total assets at period end	$1,451,769	$1,491,797	$1,566,949	$1,647,975	$1,724,542
Less: Excess cash	(223,359)	(210,761)	(263,309)	(287,411)	(294,307)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(213,268)	(195,894)	(224,423)	(231,563)	(244,397)
Less: Deferred revenue (current and non-current)	(22,211)	(26,530)	(24,485)	(23,248)	(21,437)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for assets under construction	(155,003)	(149,043)	(164,703)	(180,220)	(203,464)
Capital base	$837,928	$909,569	$890,029	$925,533	$960,937

Average total assets	$1,414,849	$1,471,783	$1,529,373	$1,607,462	$1,686,259
Average capital base	$821,155	$873,749	$899,799	$907,781	$943,235

Return on assets (annualized)	4.6%	5.7%	6.7%	5.6%	6.1%
Return on capital (annualized)	8.0%	9.6%	11.4%	10.0%	11.7%

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

Adjusted EBITDA increased $33 million, or 26%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. As a percentage of net revenue, Adjusted EBITDA increased from 32.3% for the three months ended September 30, 2013 to 34.5% for the three months ended September 30, 2014. The increase in Adjusted EBITDA margin was mainly due to improved operating results, as operating income margin also increased, from 7.1% for the three months ended September 30, 2013 to 8.8% for the three months ended September 30, 2014. Our improved operating results reflect an acceleration in revenue growth between periods, partially offset by higher expenses. For further discussion of our operating results, see "Results of Operations" within this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

See our reconciliation of Adjusted EBITDA to net income in the table below:

	Three Months Ended
(Dollars in thousands)	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014

Net revenue	$388,636	$408,103	$421,047	$441,112	$459,776

Income from operations	$27,762	$27,157	$39,124	$33,887	$40,513

Net income	$16,311	$20,798	$25,446	$22,451	$25,740
Plus: Income taxes	11,202	6,108	13,448	11,078	12,137
Plus: Total other (income) expense	249	251	230	358	2,636
Plus: Depreciation and amortization	80,753	87,683	87,805	90,559	98,307
Plus: Share-based compensation expense	16,959	17,188	12,732	17,265	19,842
Adjusted EBITDA	$125,474	$132,028	$139,661	$141,711	$158,662

Operating income margin	7.1%	6.7%	9.3%	7.7%	8.8%

Adjusted EBITDA margin	32.3%	32.4%	33.2%	32.1%	34.5%

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Adjusted EBITDA	$125,474	$158,662	$373,760	$440,034
Non-cash deferred rent	3,801	1,928	9,285	6,297
Total capital expenditures	(117,558)	(117,423)	(349,482)	(330,510)
Cash payments for interest, net	(661)	(360)	(2,487)	(1,312)
Cash payments for income taxes, net	(2,605)	(1,356)	(12,355)	(6,818)
Adjusted free cash flow	$8,451	$41,451	$18,721	$107,691

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Three Months Ended
(In thousands)	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Net revenue	$388,636	$408,103	$421,047	$441,112	$459,776
Costs and expenses:
Cost of revenue	127,404	133,821	140,417	145,051	142,954
Research and development	23,773	24,849	25,192	29,711	30,718
Sales and marketing	50,869	55,465	57,359	60,480	60,582
General and administrative	78,075	79,128	71,150	81,424	86,702
Depreciation and amortization	80,753	87,683	87,805	90,559	98,307
Total costs and expenses	360,874	380,946	381,923	407,225	419,263
Income from operations	27,762	27,157	39,124	33,887	40,513
Other income (expense):
Interest expense	(689)	(656)	(495)	(529)	(445)
Interest and other income (expense)	440	405	265	171	(2,191)
Total other income (expense)	(249)	(251)	(230)	(358)	(2,636)
Income before income taxes	27,513	26,906	38,894	33,529	37,877
Income taxes	11,202	6,108	13,448	11,078	12,137
Net income	$16,311	$20,798	$25,446	$22,451	$25,740

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.8%	32.8%	33.3%	32.9%	31.1%
Research and development	6.1%	6.1%	6.0%	6.7%	6.7%
Sales and marketing	13.1%	13.6%	13.6%	13.7%	13.2%
General and administrative	20.1%	19.4%	16.9%	18.5%	18.9%
Depreciation and amortization	20.8%	21.5%	20.9%	20.5%	21.4%
Total costs and expenses	92.9%	93.3%	90.7%	92.3%	91.2%
Income from operations	7.1%	6.7%	9.3%	7.7%	8.8%
Other income (expense):
Interest expense	(0.2)%	(0.2)%	(0.1)%	(0.1)%	(0.1)%
Interest and other income (expense)	0.1%	0.1%	0.1%	0.0%	(0.5)%
Total other income (expense)	(0.1)%	(0.1)%	(0.1)%	(0.1)%	(0.6)%
Income before income taxes	7.1%	6.6%	9.2%	7.6%	8.2%
Income taxes	2.9%	1.5%	3.2%	2.5%	2.6%
Net income	4.2%	5.1%	6.0%	5.1%	5.6%
Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Revenue

Net revenue increased $71 million, or 18%, primarily due to both new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 14% while net revenue for public cloud increased 29%. Overall, our installed base grew at a monthly average rate of 0.8% in the three months ended September 30, 2014, compared to 0.7% in the three months ended September 30, 2013.

Contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the three months ended September 30, 2014 would have been approximately $8 million lower had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $16 million, or 12%. Of this increase, $12 million was attributable to employee-related expenses, such as salaries, benefits and incentive compensation, driven by an increase in headcount to support business growth. Data center costs increased $3 million due to higher maintenance and bandwidth expenses. License costs increased $1 million, as higher expenses of $8 million related to our growth were mostly offset by a $7 million benefit related to a refund of sales tax paid on previous license purchases. As a percentage of net revenue, cost of revenue decreased 170 basis points, from 32.8% in the three months ended September 30, 2013 to 31.1% in the three months ended September 30, 2014. Of the 170 basis point decline, the sales tax refund of $7 million represented 150 basis points.

Research and Development Expenses

Research and development expenses increased $7 million, or 29%, due to increased employee-related expenses, such as salaries, benefits and incentive compensation. We have invested in additional headcount to support research and development activities to enhance our existing offerings and develop new products and services.

Sales and Marketing Expenses

Sales and marketing expenses increased $10 million, or 19%. Employee-related expenses increased $6 million primarily due to increased headcount and higher sales commissions consistent with our revenue growth. The remaining increase was primarily due to increased spending on marketing and promotional activities such as online advertising, customer events and sponsorships.

General and Administrative Expenses

General and administrative expenses increased $9 million, or 11%. Included in general and administrative expenses was $3 million of expenses, primarily legal and other professional fees, incurred in connection with a formal evaluation by our Board of Directors of the Company's long-term strategic alternatives during the three months ended September 30, 2014. Employee-related expenses increased $6 million, due mainly to increased headcount and salaries. Internal software support and maintenance expenses increased $2 million to support the growth of our business. Offsetting these increases was a $3 million decrease in professional and consulting fees and a benefit from the reversal of a previously recorded sales and use tax accrual. As a percentage of net revenue, general and administrative expenses decreased 120 basis points, from 20.1% in the three months ended September 30, 2013 to 18.9% in the three months ended September 30, 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $18 million, or 22%. During the three months ended September 30, 2014, we recorded a $4 million abandonment charge related to an unimproved portion of our corporate headquarters' building that we intend to demolish and redevelop. The remaining increase was due to an increase in property and equipment to support the growth of our business, which included increases in customer gear and internally developed and purchased software. As a percentage of net revenue, depreciation and amortization expenses increased 60 basis points, from 20.8% in the three months ended September 30, 2013 to 21.4% in the three months ended September 30, 2014. The headquarters building abandonment charge represented 90 basis points of the change between periods.

Other Income (Expense)

Other expense was $2.6 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. The increase in other expense of $2.4 million between periods was driven by the unfavorable impact of foreign exchange rate movements and increased accretion expense related to our asset retirement obligations.

Income Taxes

Our effective tax rate decreased from 40.7% for the three months ended September 30, 2013 to 32.0% for the three months ended September 30, 2014 due primarily to Research and Development tax incentives in the State of Texas and a higher portion of earnings being generated outside the U.S. where earnings are generally taxed at lower rates. Overall, differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items.

Net Income

Net income increased $9 million, or 58%, driven by higher net revenue and the positive impact of a lower effective tax rate, partially offset by higher expenses as we continue to make investments to support future growth. Net income per diluted share was $0.18 in the three months ended September 30, 2014, an increase of $0.07 from the same period of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Income:

	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2014
Net revenue	$1,126,683	$1,321,935
Costs and expenses:
Cost of revenue	358,672	428,422
Research and development	65,364	85,621
Sales and marketing	152,952	178,421
General and administrative	218,392	239,276
Depreciation and amortization	225,324	276,671
Total costs and expenses	1,020,704	1,208,411
Income from operations	105,979	113,524
Other income (expense):
Interest expense	(2,462)	(1,469)
Interest and other income (expense)	336	(1,755)
Total other income (expense)	(2,126)	(3,224)
Income before income taxes	103,853	110,300
Income taxes	37,914	36,663
Net income	$65,939	$73,637

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Nine Months Ended
(Percent of net revenue)	September 30, 2013	September 30, 2014
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.8%	32.4%
Research and development	5.8%	6.5%
Sales and marketing	13.6%	13.5%
General and administrative	19.4%	18.1%
Depreciation and amortization	20.0%	20.9%
Total costs and expenses	90.6%	91.4%
Income from operations	9.4%	8.6%
Other income (expense):
Interest expense	(0.2)%	(0.1)%
Interest and other income (expense)	0.0%	(0.1)%
Total other income (expense)	(0.2)%	(0.2)%
Income before income taxes	9.2%	8.3%
Income taxes	3.4%	2.8%
Net income	5.9%	5.6%
Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Net revenue increased $195 million, or 17%, primarily due to both new customers and incremental services rendered to existing customers. Net revenue for dedicated cloud increased 12% while net revenue for public cloud increased 31%. Overall, our installed base grew at a monthly average rate of 0.6% in the nine months ended September 30, 2014, compared to 0.5% in the nine months ended September 30, 2013.

Contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the functional currencies of our foreign operations. Net revenue for the nine months ended September 30, 2014 would have been approximately $25 million lower had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $70 million, or 19%. Of this increase, $38 million was attributable to employee-related expenses, such as salaries, benefits and incentive compensation, driven by an increase in headcount to support business growth. License costs increased $18 million, as higher expenses of $25 million related to our growth were partially offset by a $7 million benefit related to a refund of sales tax paid on previous license purchases. Data center costs increased $19 million, mostly related to rent, maintenance and utilities. As a percentage of net revenue, cost of revenue increased 60 basis points, from 31.8% in the nine months ended September 30, 2013 to 32.4% in the nine months ended September 30, 2014. This change was primarily driven by increases of 50 basis points for employee-related expenses and 90 basis points for higher license expense, partially offset by 50 basis points related to the sales tax refund.

Research and Development Expenses

Research and development expenses increased $20 million, or 31% due to increased employee-related expenses, such as salaries, benefits and incentive compensation. We have invested in additional headcount to support research and development activities to enhance our existing offerings and develop new products and services.

Sales and Marketing Expenses

Sales and marketing expenses increased $25 million, or 17%. Employee-related expenses increased $19 million primarily due to increased headcount and higher sales commissions consistent with our revenue growth. The remaining increase was primarily due to increased spending on marketing and promotional activities such as online advertising, customer events and sponsorships, partially offset by a decrease in print advertising.

General and Administrative Expenses

General and administrative expenses increased $21 million, or 10%. Included in general and administrative expenses was $3 million of expenses, primarily legal and other professional fees, incurred in connection with a formal evaluation by our Board of Directors of the Company's long-term strategic alternatives during the nine months ended September 30, 2014. Employee-related expenses increased $12 million, primarily due to increased headcount, salaries and contract labor, partially offset by a decrease in share-based compensation expense resulting from certain executive forfeitures. Internal software support and maintenance expenses increased $4 million, to support the growth of the business. General and administrative expenses decreased as a percentage of net revenue, from 19.4% in the nine months ended September 30, 2013 to 18.1% in the nine months ended September 30, 2014, primarily due to the forfeiture of certain executive stock grants and slower hiring relative to revenue growth.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $51 million, or 23%. During the nine months ended September 30, 2014, we recorded a $4 million abandonment charge related to an unimproved portion of our corporate headquarters' building that we intend to demolish and redevelop. The remaining increase was due to an increase in property and equipment to support the growth of our business, which included increases in customer gear and internally developed and purchased software. Depreciation and amortization expenses increased as a percentage of net revenue, from 20.0% in the nine months ended September 30, 2013 to 20.9% in the nine months ended September 30, 2014. The headquarters building abandonment charge represented 30 basis points of the increase between periods.

Other Income (Expense)

Other expense was $3.2 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in other expense of $1.1 million between periods was driven by the unfavorable impact of foreign exchange rate movements and increased accretion expense related to our asset retirement obligations, partially offset by lower interest expense related to a reduction in outstanding interest-bearing debt.

Income Taxes

Our effective tax rate decreased from 36.5% for the nine months ended September 30, 2013 to 33.2% for the nine months ended September 30, 2014 due primarily to Research and Development tax incentives in the State of Texas and a higher portion of earnings being generated outside the U.S. where earnings are generally taxed at lower rates. Overall, differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, certain tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items.

Net Income

Net income was $74 million in the nine months ended September 30, 2014, an increase of $8 million, or 12%, from the same period of 2013. Higher net revenue and the positive impact of a lower effective tax rate were mostly offset by increased expenses as we continue to make investments to support future growth. Net income per diluted share was $0.51 in the nine months ended September 30, 2014, an increase of $0.05 from the same period of 2013.

Liquidity and Capital Resources

At September 30, 2014, we held $349 million in cash and cash equivalents. We use our cash and cash equivalents, cash flow from operations, vendor-financed arrangements, and existing amounts available under our revolving credit facility as our primary sources of liquidity. We currently believe that current cash and cash equivalents, cash generated by operations, and available borrowings will be sufficient to meet our operating and capital needs in the foreseeable future.

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

Of our cash and cash equivalents at September 30, 2014, $141 million was held by our foreign subsidiaries. If these funds are repatriated, we must accrue and pay taxes on such funds; however, we do not currently intend to repatriate these funds because we believe cash available in the U.S. is sufficient to meet our domestic operating and capital needs. As we expand our business on a global basis, we may transfer additional cash to our foreign entities.

We have vendor-financed arrangements in the form of leases and notes payable with our major vendors that permit us to finance our purchases of data center equipment. While we believe our borrowings from these arrangements will continue to be available, we have shifted our current strategy and now pay cash for most of our equipment purchases rather than financing them through these arrangements. Additionally, we have entered into certain real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects that result in capital and finance lease obligations. As of December 31, 2013 and September 30, 2014, we had $65 million and $99 million outstanding with respect to these arrangements.

Our revolving credit facility has a total commitment in the amount of $200 million and matures in September of 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of September 30, 2014, we were in compliance with all of the covenants under our facility.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), and our overall cost of capital. As of September 30, 2014, there were no outstanding borrowings under the revolving credit facility.

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

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2013	2014
Cash provided by operating activities	$334,542	$391,624
Cash used in investing activities	$(333,884)	$(321,181)
Cash provided by (used in) financing activities	$(22,138)	$20,676

Operating Activities

Net cash provided by operating activities is primarily a function of our profitability, the amount of non-cash charges included in our profitability, and our working capital management. Net cash provided by operating activities increased $57 million, or 17%, from the first nine months of 2013 compared to the first nine months of 2014.

Net income adjusted for the impact of non-cash items such as depreciation and amortization expense, share-based compensation expense and excess tax benefits from share-based compensation arrangements decreased $5 million in the first nine months of 2014 compared to the same period of 2013. Net income increased $8 million from the first nine months of 2013 to the first nine months of 2014. A summary of the significant changes in non-cash adjustments is as follows:

•	Depreciation and amortization expense increased by $51 million, due mainly to purchases of customer gear and computer software (internally developed technology).

•
The change in deferred income taxes in the first nine months of 2014 reduced cash from operating activities by $30 million, compared to a contribution of $10 million for the first nine months of 2013. This change is primarily due to a reduction in deferred tax liabilities related to depreciation and amortization expense.

•
Excess tax benefits from share-based compensation arrangements reduced cash from operating activities by $45 million during the first nine months of 2014, compared to a reduction of $17 million in the same period of 2013. We recognize an excess tax benefit from the exercise of stock options to the extent it will reduce our current income tax payable. The cash retained as a result of excess tax benefits is classified as a cash inflow from financing activities, with the corresponding cash outflow presented as an operating activity.

Net changes in certain assets and liabilities contributed $56 million to cash from operating activities during the first nine months of 2014 compared to a cash outflow of $15 million during the same period of 2013, resulting in an increase of $71 million between periods. Of this increase, the change in cash inflows from accounts payable and accrued expenses between periods represented $67 million. This includes an increase in income taxes payable as we expect a taxable profit in the U.S. and U.K. for 2014, before consideration of excess tax benefits. As described above, the cash impact from excess tax benefits is presented separately as a financing activity. The timing of payments for trade payables also contributed to the change.

Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our growing customer base. Our main investing activities consist of purchases of IT equipment for our data center infrastructure; furniture, equipment and leasehold improvements to support our operations; and capitalized payroll costs related to software development. Our net cash used in investing activities decreased $13 million, or 4%, from the first nine months of 2013 compared to the first nine months of 2014, primarily due to a decrease in cash purchases of property and equipment of $3 million and a $6 million decrease related to cash paid for acquisitions.

Financing Activities

Net cash used in financing activities was $22 million during the first nine months of 2013 compared to net cash provided by financing activities of $21 million during the first nine months of 2014, a change of $43 million. This change is primarily related to a $19 million decrease in principal payments of capital and financing leases, the receipt of $6 million from the Texas Enterprise Fund grant, an increase in proceeds from employee stock plans of $3 million, and an increase in excess tax benefits from share-based compensation arrangements of $28 million. These decreases in cash used in financing activities were partially offset by a $14 million cash outflow related to treasury stock purchases. The Company withheld shares related to the vesting of certain restricted stock units in lieu of employees paying withholding taxes, and we subsequently retired these shares prior to March 31, 2014.

Subsequent Event

On November 6, 2014, the Company's Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next two years.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer identified the material weakness described below and solely based on that material weakness, concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of September 30, 2014.

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

To remediate this material weakness, in the first quarter of 2014 we began to enhance our process around identifying and reviewing complex real estate development and lease agreements by (i) formalizing the process of timely identifying the origination of transactions with development and lease arrangements; (ii) implementing more comprehensive procedures for the accounting review of such transactions; (iii) creating a formal checklist of accounting provisions to be considered and evaluated during the review process; (iv) creating specific documentation standards of how accounting provisions were identified, considered and concluded upon and (v) developing more robust review standards. During the second and third quarter of 2014, we further enhanced our process and have implemented new internal controls surrounding the identification and accounting review of complex real estate development and lease agreements. However, we have not yet been able to conclude upon the effectiveness of these new controls as of September 30, 2014. As such, we do not consider the material weakness to be remediated.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter reporting period identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we implemented remedial procedures during 2014, we cannot yet conclude that such procedures were effective as of September 30, 2014.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, we are involved in the following legal proceedings:

On May 29, 2012, Clouding IP, LLC filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleged, among other things, infringement of the following nine patents: U.S. Patent No. 7,596,784 purporting to cover a “Method System and Apparatus for Providing Pay-Per-Use Distributed Computing Resources;” U.S. Patent No. 7,065,637 purporting to cover a “System for Configuration of Dynamic Computing Environments Using a Visual Interface;” U.S. Patent No. 6,738,799 purporting to cover a “Methods and Apparatuses for File Synchronization and Updating Using a Signature List;” U.S. Patent No. 5,495,607 purporting to cover a “Network Management System Having Virtual Catalog Overview of Files Disruptively Stored Across Network Domain;” U.S. Patent No. 6,925,481 purporting to cover a “Technique for Enabling Remote Data Access and Manipulation from a Pervasive Device;” U.S. Patent No. 7,254,621 purporting to cover a “Technique for Enabling Remote Data Access and Manipulation from a Pervasive Device;” U.S. Patent No. 6,963,908 purporting to cover a “System for Transferring Customized Hardware and Software Settings from One Computer to Another Computer to Provide Personalized Operating Environments;" U.S. Patent No. 6,631,449 purporting to cover a “Dynamic Distributed Data System and Method;” and U.S. Patent No. 6,918,014 purporting to cover a “Dynamic Distributed Data System and Method.” The plaintiff sought monetary damages and costs. The parties reached a settlement of the case, and on November 3, 2014, all claims were dismissed with prejudice. This settlement did not have a material impact on our financial position or results of operations.

On September 17, 2012, PersonalWeb Technologies LLC and Level 3 Communications, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, infringement of the following nine patents: U.S. Patent No. 5,978,791 purporting to cover “Data Processing System Using Substantially Unique Identifiers to Identify Data Items, Whereby Data Items Have the Same Identifiers;” U.S Patent No. 6,415,280 purporting to cover “Identifying and Requesting Data in Network Using Identifiers Which Are Based On Contents of Data;” U.S. Patent No. 6,928,442 purporting to cover “Enforcement and Policing of Licensed Content Using Content-based Identifiers;” U.S. Patent No. 7,802,310 purporting to cover “Controlling Access to Data in a Data Processing System;” U.S. Patent No. 7,945,539 purporting to cover “Distributing and Accessing Data in a Data Processing System;” U.S. Patent No. 7,945,544 purporting to cover “Similarity-Based Access Control of Data in a Data Processing System;” U.S. Patent No. 7,949,662 purporting to cover “De-duplication of Data in a Data Processing System;” U.S. Patent No. 8,001,096 purporting to cover “Computer File System Using Content-Dependent File Identifiers;” and U.S. Patent No. 8,099,420 purporting to cover “Accessing Data in a Data Processing System.” Plaintiff PersonalWeb Technologies sought injunctive relief, monetary damages, costs, and attorney's fees. The parties reached a settlement of the case, and on October 20, 2014, all claims were dismissed with prejudice. This settlement did not have a material impact on our financial position or results of operations.

On February 25, 2013, Rotatable Technologies LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, infringement of U.S. Patent No. 6,326,978 purporting to cover “Display Method for Selectively Rotating Windows on a Computer Display.” The plaintiff seeks injunctive relief, monetary damages, costs, and attorney's fees. The parties reached a settlement of the case, and on November 6, 2014, all claims were dismissed with prejudice. This settlement did not have a material impact on our financial position or results of operations.

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

We cannot predict the impact, if any, that any of the continuing outstanding matters described above may have on our business, results of operations, financial position, or cash flows, except as otherwise indicated. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them.

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

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, including Taylor Rhodes, our Chief Executive Officer and President. We do not have long-term employment agreements with several members of our senior management team, including Mr. Rhodes.

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

Customer contracts for our managed dedicated hosting services typically have initial terms of one to two years which, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire on these contracts. In addition, many of our other services and products, including most of our public cloud products and services, are generally provided on a month-to-month basis and do not have an extended initial term at all. Our costs associated with maintaining revenue from existing customers are generally much lower than costs associated with generating revenue from new customers. Therefore, a reduction in revenue from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue to retain our existing customers could have a material adverse effect on our operating results.

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

Although we have concluded that our consolidated financial statements as of December 31, 2013, and the interim consolidated financial statements as of September 30, 2014, present fairly, in all material respects, the financial position, results of operations and cash flow of our company and its subsidiaries in conformity with generally accepted accounting principles, we have identified a material weakness in internal control over financial reporting related to the controls around our accounting review of complex real estate development and lease arrangements. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Item 4, "Controls and Procedures."

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we may receive up to $22 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest. On July 27, 2009, the Texas Enterprise Fund Grant agreement was amended to modify the job creation requirements. Under the amendment, the grant has been divided into four separate tranches. The first tranche, called “Basic Fund” in the amendment, is $8.5 million with a Job Target of 1,225 new jobs by December 2012 (in addition to the 1,436 jobs in place as of August 1, 2007, for a total of 2,661 jobs in Texas). We received the initial installment of $5 million from the State of Texas in September 2007, and, after achieving the Job Target, we received the remaining $3.5 million in March 2012. These amounts were recorded as non-current liabilities. The remaining three tranches are at our option. We can draw an additional $13.5 million in the aggregate, based on the following amounts and milestones: $5.5 million if we create a total of 2,100 new jobs in Texas, another $5.25 million if we create a total of 3,000 new jobs in Texas, and $2.75 million more if we create a total of 4,000 new jobs in Texas. We have met the required employment level of the second tranche and received the related $5.5 million of funding in March 2014. We are responsible for maintaining all of the jobs used in calculating these disbursements through January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year.

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

Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions. If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility and, if those amounts owed at the time of the default are substantial, the repayment could materially and adversely affect our liquidity and business. As of September 30, 2014, there was no outstanding indebtedness under our credit facility other than immaterial outstanding letters of credit.

We also have substantial equipment and other lease obligations. The principal balance of these capital lease obligations totaled approximately $31.3 million as of September 30, 2014. The payment obligations under the equipment leases are generally secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During the first nine months of 2014, we expensed approximately $23.4 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate (LIBOR). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow, we may enter into swaps to continuously control our interest rate risk. As a result, we are exposed to interest rate risk on our borrowings. As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually. As of September 30, 2014, we did not have exposure to interest rate risk as there was no amount outstanding on our revolving credit facility.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, operating results that do not meet the market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, between December 31, 2013 and September 30, 2014, the closing trading price of our common stock was very volatile, ranging between $26.28 and $40.36 per share, including single-day increases of up to 17.7% and declines up to 19.1%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1*	Amended and Restated Employment Agreement between Rackspace US, Inc. and William Taylor Rhodes, dated September 16, 2014
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2014.

Rackspace Hosting, Inc.

Date:	November 10, 2014	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 10, 2014	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)