Form 10-K
period 2014-12-31
RACKSPACE HOSTING, INC.
filed 2015-03-02
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of June 30, 2014, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2014) was $2,614,923,113.

On February 23, 2015, 141,489,172 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2015 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

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

Overview

Rackspace is the world leader in the managed cloud segment of the business IT market. We serve more than 300,000 business customers, including a majority of the enterprises in the Fortune 100, from our data centers on four continents. We help them tap the power of cloud computing without the pain of having to become experts in dozens of complex technologies. We free them from the expense of hiring or contracting with engineers who do not differentiate their businesses. We allow them to concentrate on their core business and keep their operations fast and lean.

Our focus on the managed cloud separates us from the big providers of unmanaged, commodity cloud computing, who provide access to raw cloud infrastructure and then expect customers to do everything required to operate that infrastructure, as well as the many complex tools and applications that run on top of it, including data engines and e-commerce platforms. The unmanaged providers offer economies of scale. We add economies of expertise. We have developed specialized skills in the most popular cloud tools and applications, as well as in cloud infrastructure, and we deliver it to customers 24/7, with a results-obsessed, can-do attitude known throughout our industry as Fanatical Support.

We are also a pioneer and leader in hybrid computing, which helps each business customer find the IT infrastructure that best fits its unique needs and makes it all work together. Our broad portfolio of products and specialized expertise enables each customer to run each of its workloads where it will achieve the highest performance, security, and cost efficiency. This emphasis on the best fit for each workload differentiates Rackspace from big one-size-fits-all providers who offer only multi-tenant public cloud.

We offer a broad portfolio of integrated IT solutions for common business needs, including for ecommerce, web content management, website hosting, data services, office mail and collaboration, and private clouds. We also offer advisory services for technology strategy, security and compliance, application assessment and migration, and DevOps automation.

We offer our solutions across a variety of IT form factors, including multi-tenant public cloud, dedicated single-tenant servers, private cloud, and hybrid cloud - all delivered with a commitment to leading open and standard technologies. The equipment (servers, routers, switches, firewalls, load balancers, cabinets, wiring, etc.) and software required to deliver services is typically purchased and managed by us.

We are committed to delivering managed services, specialized expertise, and Fanatical Support across our entire product portfolio. We will continue to pursue our vision - to be considered one of the world’s great service companies - and our company's statement of purpose: to make computing simple and powerful for business.

We were incorporated in Delaware in March 2000, but our operations began in 1998 as a limited partnership, which became our subsidiary through a corporate reorganization completed in August 2001.

Our Industry

The cloud computing industry can be broadly described as one that delivers computing, storage, and applications as a service over the Internet. It allows business customers to get the computing they need without having to make capital investments in computer hardware and software.

This industry is fast-growing and crowded, and Rackspace has earned a well-defined role within it, as leader of the managed cloud segment. We are a company of specialists, with expertise in key skill-sets around hybrid cloud configurations, the deployment and operation of leading technologies such as OpenStack, Linux, VMware and Windows, and the management of complex applications ranging from MongoDB to Hybris and SharePoint. Our employees, who we call Rackers, are available to customers around the clock, and deliver industry-leading customer service.

To understand the growth and segmentation of our industry, it's useful to consider the five ways in which businesses can fulfill their IT requirements:

1.
The first approach is in-house IT. This is the legacy approach in which a business retains complete ownership and responsibility for ongoing maintenance and management of servers, software, networking equipment, IT staff, etc. Companies may choose to house this equipment in their own data centers or server closets or may rent data center space from a colocation provider. Many companies that handle all of their computing in-house are noticing that, regardless of how much they spend on hardware and software, they spend even more on IT payrolls. Their need for engineering talent has expanded exponentially in recent years, with the proliferation of complex cloud tools and applications - a trend that shows no sign of easing.

2.
The second approach to IT is outsourcing, where businesses transfer full responsibility for their computing systems, operations, and employees to a third party; often a systems integrator such as HP, IBM or CSC. This approach helps the client company focus on its core business. It is typically more costly than other alternatives to in-house computing, and can require very long lead times to deliver new projects or capabilities.

3.
The third approach is do-it-all-yourself cloud computing, where business customers access computer hardware and software, on demand over the Internet from an unmanaged cloud provider. They receive few assurances in terms of business outcomes, and little in the way of specialized expertise, advice or support. Rather than focus on their core business, they take on the full burden of operating IT infrastructure and learning to use the fast-expanding set of tools necessary to leverage cloud computing. For most companies, this approach requires hiring and retaining expensive engineers with specialized expertise in the latest cloud technologies.

4.
The fourth approach is for the business customer to access raw infrastructure from one or more vendors (for instance, one for public cloud and one for dedicated servers) and then contract with additional vendors for managed services, specialized expertise and support. In this scenario, the customer benefits from low infrastructure costs, and can focus most of its IT staff on its core business. Management, however, must essentially take on the role of a general contractor and must constantly mediate among multiple vendors.

5.
The fifth approach is managed cloud, where business customers access not only raw computing infrastructure but also managed services, specialized expertise, advice and support, along with explicit assurances of business outcomes through Service Level Agreements. This approach allows customers to focus their leaders and their scarce technical talent on tasks that differentiate their businesses.

We believe that managed cloud, delivered with exceptional customer support and specialized expertise, provides higher quality IT and better value than do the other approaches to business IT. We believe demand for managed cloud will continue to grow for four reasons:

1.
Lack of In-House IT Expertise. As business IT applications grow in number and complexity, most companies do not have the IT staff needed to deliver a robust, reliable online presence, and to leverage their data for insights about customer behavior and internal operations. Today's ecommerce platforms and Big Data applications are especially complex and fast-changing. As a result, many companies have difficulty finding and hiring the specialized engineers that they need.

2.
Strategic Resource Utilization. Larger companies that do have specialized, dedicated IT engineers would typically rather focus these expensive resources on strategic areas that differentiate their business rather than managing servers or databases or running a website.

3.
Market Acceptance. As companies have experienced the benefits of using managed cloud providers to handle some of their IT workloads, they have become more comfortable having those providers manage additional IT services. This trend will accelerate as various barriers to adoption are broken down. The expansion of open and standard technologies, for example, is removing business customers' fears of being locked into the proprietary software - and subject to the pricing - of a particular cloud provider. Similarly, advances such as software-defined networking, API-accessible single-tenant servers, and hybrid cloud are easing customers' concerns about the security of cloud computing. As time goes by, we believe businesses will move more and more of their IT workloads to managed cloud.

4.
Accelerated Business Creation. Cloud computing has removed many of the traditional barriers to new business formation through the low cost nimbleness, and capital efficiency that it brings to IT infrastructure. Managed cloud does the same thing for the costs associated with infrastructure management and application expertise. Managed cloud is driving innovation and new business formation at a rapid rate, in much the way that the iPhone has driven a fast-growing market for consumer applications. The rising supply of powerful, easy-to-use cloud computing is creating new demand.

Our Business

We are a global company, selling our services to business customers in more than 120 countries. Our corporate headquarters is located in San Antonio. We also have operations located in multiple cities across the United States, as well as in London, Amsterdam, Zurich, Hong Kong, Sydney, and Mexico City. In 2014 we had net revenue of $1.8 billion. As of December 31, 2014, we served more than 300,000 business customers, and we managed more than 112,000 servers. No single customer accounted for more than 2% of our net revenue in any of the past three years.

We are focused on the segment of the cloud computing market that demands, and is willing to pay for, the value for performance that can only be achieved when management services, specialized expertise, and strong support are delivered on top of raw computing infrastructure. Our services are productized and repeatable, which enables us to operate IT systems for our customers with high levels of up-time, rapid deployment of new systems and significant cost savings, which in turn allows our customers' IT departments to focus on their core business.

Our service offering combines hosting on dedicated single-tenant hardware and on multi-tenant pools of virtualized hardware (widely known as public cloud) in a way that best suits each customer’s requirements. We have adopted a portfolio approach to our services, which allows customers the flexibility to choose the best combination of support level, dedicated servers, public cloud and private cloud to meet their unique IT needs. The major components of our products and services are described in greater detail below:

Our Customer Service

Fanatical Support, our unique approach to the customer experience, is backed by a complex business process that we have built and refined over the past 16 years, and it distinguishes our company in the market. Our process for delivering Fanatical Support involves everything from the way we recruit, interview and test prospective employees; to the way we continuously train new and veteran Rackers alike; to the way we make the specialized expertise of U.S. and U.K. based technicians available to customers 24/7 by phone, email or chat; to the way we empower those Rackers to serve our customers; to the way we measure customer satisfaction and churn on a daily basis, team by team; to the way we reward and celebrate successful teams and managers; to the way we design and implement hardware and software solutions and processes to make our services highly reliable and easy for the customer to use and navigate.

When we first launched Fanatical Support, it was mainly about answering the phone and providing extraordinary support when things went wrong with a customer's computing. But we quickly expanded our support to meet customer demands for expertise in Linux, Windows and network security. Our concept of Fanatical Support has continued to expand and evolve to include technological improvements that make our services more reliable and easier to use. We now offer prescriptive advice to customers and prospects about which applications work best on specific architectures, in public cloud and private cloud, on dedicated servers and in hybrid cloud.

Fanatical Support has moved up the technology stack to include specialist expertise in complex applications such as MongoDB, Hadoop, Redis, SQL Server, MySQL, MariaDB, Percona Server, Magento, Hybris, Sitecore, Adobe Experience Manager, Drupal, WordPress, SharePoint, Exchange, Office365, and Google Apps for Work.

Fanatical Support is also expanding outside our data centers. We offer private clouds powered by VMware, Microsoft, and OpenStack. We offer support for many technologies sold by Google, Microsoft, and VMware, and our list of partners and supported technologies is growing rapidly.

Many customers want to leverage technologies from multiple vendors and would rather do so through a provider with specialized expertise in those technologies, instead of diverting scarce in-house engineering resources from core tasks.

We have built our business around an understanding, born of experience, that things go wrong in computing and always will in a field so complex and fast-changing. We believe that many business customers want a trusted partner who is available 24/7 to help them safely and reliably take advantage of the enhanced capabilities and cost savings available through cloud computing.

Our Product Categories

Everything that we do at Rackspace falls under the umbrella of cloud computing, broadly defined as the delivery of computing, storage, and applications over the Internet. All of our computer hardware is located in our secure, business-class data centers in the U.S., the U.K., Hong Kong, and Australia. Every service that we offer is managed. We do not just provide access to raw infrastructure.

Public cloud refers to multi-tenant pools of computing resources delivered on-demand over the Internet. Virtualization and other cloud technologies allow us to effectively provision and manage pools of computing resources across a large base of customers and deliver more resources to businesses when they need them. At the same time, pooled cloud computing substantially lowers the cost of IT services for some applications. There are multiple varieties of public cloud services that are priced on a pay-per-use basis and that can be quickly and easily scaled up or down on-demand. Today we offer Cloud Servers for computing, Cloud Sites for website hosting, Cloud Block Storage and Cloud Files for storage, Cloud Databases for hosting MySQL instances, Cloud Backup for file protection, Cloud Load Balancers for traffic management, Cloud Monitoring for infrastructure control, Cloud DNS for domain management, Cloud Networks for security enhancement, and Cloud Applications, which includes email, collaboration and file back-ups.

We continue to invest in our public cloud service and believe it is an important element of our future success. In July for example, we launched OnMetal, which provides large and fast-growing customers with a highly scalable solution that combines the performance and security of single-tenant servers with the agility and API addressability of the multi-tenant public cloud.

Dedicated cloud refers to IT services that we provide on a server or servers reserved for a specific customer. Our basic support level for this service frees the customer from the burden of managing the data center, network, hardware devices, and operating system software. We provide a customer management portal and other management tools. We also offer higher support levels that assume more cloud management tasks, including for many popular applications. Dedicated cloud hosting is largely a recurring, subscription-based business.

Private cloud refers to a pool of computing resources that is virtualized for greater efficiency and nimbleness but that is dedicated to one particular customer rather than being used by multiple customers. The hardware can be located in our data centers or in the customer's facilities. This approach is especially popular with some of our larger corporate customers who value the control, security, and compliance advantages that it offers. We offer private clouds powered by VMware, Microsoft, and OpenStack. The breadth of our portfolio, and our hybrid cloud approach, have generated significant interest in our private cloud offerings. Revenue for private cloud is included within dedicated cloud revenue in our Key Metrics table in Item 7 of Part II.

Hybrid cloud is an emerging category we are pioneering, which enables customers to easily and seamlessly utilize the benefits of both dedicated cloud servers and public cloud in its data centers or ours or those of a third-party. We are also working to add private cloud to the technologies that can be linked through our hybrid cloud. A customer using hybrid cloud is able to utilize any combination of dedicated and pooled resources and to manage them seamlessly through our innovative RackConnect service. Each cloud computing form factor has specific and unique customer benefits, and through hybrid cloud, the various technologies can be combined and adjusted to address each customer's changing and diverse needs. Furthermore, Rackspace’s set of managed support services and Fanatical Support are critical in this new world of computing as customers increasingly need help to make the transition and utilize these new services.

In recent years, our Key Metrics table has disclosed net revenue in two categories: public cloud and dedicated cloud. Because of rapid changes in technology and customer behavior, these categories have become less and less clear-cut and meaningful. More business customers are consuming both single-tenant dedicated computing and multi-tenant private cloud computing, in their data centers and ours, in ways that are increasingly seamless and difficult to separate in any meaningful way. As a result of these developments, beginning with our announcement of our financial results for the first quarter of 2015, we will stop disclosing net revenue as public cloud or dedicated cloud, and will only disclose consolidated net revenue.

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 11 – Segment Information” for financial information related to our product categories.

Competition

Given the significant market potential of cloud computing and managed cloud, we operate in a rapidly evolving and highly competitive environment. Our principal areas of competition include:

In-house and Colocation. Businesses may choose to house and maintain their own IT systems or use a colocation provider to house IT hardware and provide connectivity. Companies that provide colocation services include AT&T, Equinix, CenturyLink, and other telecommunications companies. We believe that over time it will be difficult for the vast majority of businesses to replicate the economies of scale and economies of expertise achieved by specialized service providers, making the do-it-yourself option less attractive.

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

Unmanaged Cloud Computing Providers. Businesses may choose to use an unmanaged cloud computing provider such as Amazon Web Services, Google or Microsoft. These providers essentially provide access to raw infrastructure and require the customer to either manage it alone or manage multiple providers of infrastructure and support. The unmanaged approach has been popular among early adopters of cloud computing such as software developers and founders of small technology startup companies. Other companies often find it difficult, expensive, and distracting to hire or contract with all of the specialized engineering talent that is required to manage raw infrastructure and all the complex cloud tools and applications that run on top of that infrastructure.

Managed Cloud Providers. Gartner Inc. last year distinguished for the first time between unmanaged, or “infrastructure as a service,” cloud providers, and those who deliver managed cloud. Its new report on the latter market segment, the Gartner Magic Quadrant for Cloud-Enabled Managed Hosting, ranked Rackspace as a leader, in both North America and Europe. Other major competitors in managed cloud include HP, IBM, and several large telecom companies. We believe that the addressable market for managed cloud is large and growing rapidly, including among large enterprise customers. In the second half of the year, there was an increased volume of deals with these customers.

Several of the unmanaged cloud providers are big, diversified technology companies that produce large cash flows from retailing, online ad sales, and sales of software, and are using those cash flows to make significant investments in cloud computing. Last spring, several of those unmanaged cloud providers sharply reduced the prices that they charge business customers for access to raw cloud infrastructure. These price cuts were part of a trend that led some industry observers to conclude that smaller providers would eventually be priced out of business. We see this trend very differently, as follows:

1.	The decline in cloud infrastructure prices has encouraged a proliferation of cloud tools and applications, just as the invention of the iPhone spawned thousands of mobile apps.

2.	Those cloud tools and applications are powerful; they can help companies earn more ecommerce revenue and leverage their data for valuable insights into their operations and customers.

3.
Those cloud applications are also complicated, and they keep coming at an accelerating pace. They are adding significant complexity for mainstream businesses, which often need help navigating this new landscape.

4.
As a consequence, the price of skilled cloud engineers is rising sharply. Many companies have trouble finding all the expertise that they need in various specialties and many can’t afford to hire or staff all the talent they need. Many companies would prefer to focus their resources on their core business.

5.
As a result, more businesses are turning to providers of managed cloud. During the last three quarters of 2014, when the big unmanaged cloud providers were slashing prices, Rackspace's revenue growth continued, margins expanded, and new large customers came on board at a higher rate.

The competitive environment, and the opportunity we face in managed cloud, has moved us to invest in additional hiring and training of Rackers so that they have the specialized expertise necessary to help customers with their most pressing needs, including on applications related to ecommerce, big data and security.

Our Approach and Sources of Competitive Advantage

We are focused on creating a sustainable competitive advantage in four key areas. First, our vision is to be recognized as one of the world’s great service companies. Because companies must trust their cloud computing provider with their mission-critical IT assets, service reputation is a key selection criterion. Second, our specialist focus is to provide managed cloud services and expertise, which enables us to operate with a financial discipline that keeps costs low, thereby generating returns that exceed our cost of capital. Third, our broad and seamless portfolio, demonstrated by our leadership in the hybrid cloud, allows customers to select the solution that best fits their requirements. Fourth, we are committed to leading open and standard technologies, which address one of the main barriers to adoption of cloud computing: the customer's fear of being locked into a particular vendor who then wields great power to raise prices and stifle innovation. These key principles form the foundation of our business model, which is described in more detail below.

Service Reputation - We believe that an excellent customer experience creates customer loyalty and referrals, which in turn leads to higher profits and growth. We call our unique, industry-leading customer service model "Fanatical Support." Our entire company is focused on going above and beyond expectations to delight the customer. Fanatical Support builds customer loyalty, which in turn delivers three key benefits:

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

We closely track customer retention, overall and by support team. We ask customers why they stay with us, why they spend more or less with us, and why they leave. We then strive to build on our areas of strength and relieve customer pain points. We also make extensive use of the Net Promoter Score ("NPS"), developed by Bain & Company, Inc., Fred Reichheld, and Satmetrix Systems, Inc. to track the likelihood that customers will refer us to friends or colleagues. Surveys are conducted on an ongoing basis and broken down by support team, with results summarized monthly and analyzed to determine areas for improvement. We work with our customers to understand what they consider “must haves” and what they would like to see in terms of incremental improvements to our service offerings.

Fanatical Support is a result of our unique culture. Rackers are rewarded for going above and beyond to serve customers. The highest form of recognition is the Straightjacket Award, which is given on a regular basis to the Racker who best demonstrates Fanatical Support in action. We are also very selective in our hiring process. Our philosophy is that technical and functional skills can be taught, but attitude and temperament are ingrained. We strive to hire employees with the personality traits that fit well within our culture and our teams. Periodically, we conduct employee engagement surveys as a measure of cultural health and reward those managers who create an engaging and high-performance environment. In six of the last seven years, Fortune magazine has honored us in its list of “100 Best Companies to Work For,” and at the end of 2014, we ranked #29. We believe that our unique workplace culture is a point of sustained differentiation because it cannot be easily or quickly replicated by large competitors.

Specialist Focus - We specialize exclusively in providing managed cloud computing that makes IT simple and powerful for business. Every service that we offer is managed, and backed by specialized expertise and Fanatical Support. We do not simply provide access to raw infrastructure. Modern computing infrastructure is complex and ever-changing, so this specialist focus has allowed us to build a productized set of services that are repeatable, efficient, high-quality and valuable to customers. Our employees, systems, management practices and organizational processes are constantly tuned to improve our high-volume cloud computing offerings. Many of our competitors have to balance their cloud computing lines of business with other areas of focus. These other products and services vie internally for the resources and talent needed to make cloud computing successful. Our exclusive focus on cloud computing enables us to concentrate our capital and our Rackers' talents on a single mission and purpose. We can more rapidly and accurately deploy, upgrade and scale our systems and services.

Broad and Seamless Portfolio - Many hosting providers offer only public cloud services and take a one-size-fits-all approach to customer needs. Others, rely on third-party reselling relationships to complete their hosting portfolio. Our portfolio of services allows us to deliver the best fit for each customer's unique needs - the right offering at the right budget. Because of the breadth of our portfolio, customers can host their entire environment with us, allowing them to benefit from the simplicity of working with one hosting specialist rather than managing multiple providers. Our hybrid cloud approach allows customers the flexibility to combine both traditional and emerging services for a solution that best addresses their unique IT requirements, and our RackConnect product allows the customer to employ all of our services in a seamless, easy-to-use manner.

Leading Open and Standard Technologies - When we partnered with NASA in July 2010 to launch OpenStack, an open-source cloud computing platform, our goal was to provide an alternative to the proprietary software that then powered all of the major cloud-computing environments. We wanted to help overcome one of the major barriers to adoption of cloud computing: business customers' fear of vendor lock-in and rising prices. Over the past four and a half years, OpenStack has attracted support from more than 250 companies through 11 successful Design Summits with participants from six continents, and the successful release of multiple versions of the software. While we are strong supporters of OpenStack, we also are one of the world’s largest support providers for popular standard technologies created by Microsoft and VMware. We partner closely with those companies, as well as with Google and others, and our Rackers are regarded as thought leaders in the best ways to deploy and manage those companies’ technologies.

Research and Development

We believe that business adoption of managed cloud is a paradigm shift in IT, and we are investing heavily to take advantage of this opportunity. For the years ended December 31, 2012, 2013 and 2014, we incurred $56.7 million, $90.2 million and $117.0 million of research and development expense, respectively. Our research and development efforts are focused on developing new services including deployment of new technologies to address customer demands in public cloud, private cloud, hybrid cloud and dedicated server; and development and enhancement of proprietary tools.

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

Employees

As of December 31, 2014, we employed 5,936 Rackers. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

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

Our Support Team Structure

Our support teams are specifically structured based on our customers' product and service choices. Service teams are comprised of specialized experts who can address a wide range of business and technical issues for a customer and are available 24/7/365.

Financial Information About Geographic Areas

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 11 – Segment Information” for financial information related to our geographic areas. For information regarding certain risks relating to our foreign operations, please see the risk titled, “Our ability to operate and expand our business is susceptible to risks associated with international sales and operations” in Item 1A, “Risk Factors.”

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

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies like us to grow their businesses. They include:

▪	In-house and Colocation solutions with a colocation partner;

▪	IT outsourcing providers;

▪	Unmanaged cloud computing providers; and

▪	Other managed cloud computing companies.
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

Our network, power supplies and data centers are subject to various points of failure. Problems with our cooling equipment, generators, uninterruptible power supply ("UPS"), routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our hosting services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities. While data backup services and disaster recovery services are available as a part of our hosting services offerings, the majority of our customers do not elect to pay the additional fees required to have disaster recovery services store their backup data offsite in a separate facility, which could substantially mitigate the adverse effect to a customer from a single data center failure. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. The services we provide are subject to failure resulting from numerous factors, including:

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

Our operating results may fluctuate due to a variety of factors, including many of the risks described in this section, which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our prior period operating results are not an indication of our future operating performance. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given the fixed nature of certain operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower than expected levels of revenue will be difficult. Consequently, if our revenue does not meet projected levels, our operating expenses would be high relative to our revenue, which would negatively affect our operating performance.

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

Our success and future growth also depends to a significant degree on the skills and continued services of our management team, including Taylor Rhodes, our Chief Executive Officer and President. We do not have long-term employment agreements with our senior management team, including Mr. Rhodes.

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

Customer contracts for our dedicated cloud services typically have initial terms of one to two years which, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire on these contracts. In addition, many of our other services and products, including most of our public cloud products and services, are generally provided on a month-to-month basis with no extended initial term at all. Our costs associated with maintaining revenue from existing customers are generally much lower than costs associated with generating revenue from new customers. Therefore, a reduction in revenue from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins. Any failure by us to continue to retain our existing customers could have a material adverse effect on our operating results.

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

We also participate in the OpenStack Foundation, which we initially founded to foster the emergence of cloud computing technology standards and cloud interoperability. Our participation included the release of our previously proprietary core cloud storage code, and we continue to participate through ongoing code contributions. In addition, we also participate in other open source projects and plan to continue to do so in the future. Our utilization of open source software and open data center design projects like the Facebook Open Compute project could cause us to use open source solutions as opposed to existing proprietary solutions and could result in an impairment of design and development assets.

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

Our growth is dependent on our ability to continue to attract new customers while retaining and expanding our service offerings to existing customers. Growth in the demand for our services may be inhibited, and we may be unable to sustain growth in our customer base for a number of reasons, such as:

▪	A reduction in the demand for our services due to macroeconomic factors in the markets in which we operate;

▪	Our inability to market our services in a cost-effective manner to new customers;

▪	The inability of our customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;

▪	Our inability to successfully communicate the benefits of our services to businesses;

▪	The decision of businesses to host internally or in colocation facilities as an alternative to the use of our services;

▪	Our inability to penetrate international markets;

▪	Our inability to provide compelling services or effectively market them to existing customers;

▪	Our inability to strengthen awareness of our brand; and

▪	Reliability, quality or compatibility problems with our services.
A substantial amount of our revenue growth is derived from purchases of service upgrades and additional services by existing customers. Our costs associated with increasing revenue from existing customers are generally lower than costs associated with generating revenue from new customers. Therefore, a reduction in the rate of revenue increase or a revenue decrease from our existing customers, even if offset by an increase in revenue from new customers, could reduce our operating margins.

Any failure by us to continue attracting new customers or grow our revenue from existing customers for a prolonged period of time could have a material adverse effect on our operating results.

If we overestimate or underestimate our data center capacity requirements, our operating margins and profitability could be adversely affected.

The costs of building out, leasing, and maintaining our data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements. If we overestimate the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of our existing customers and may be required to limit new customer acquisition, which may materially impair our revenue growth.

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

In August 2007, we entered into an agreement with the State of Texas (Texas Enterprise Fund Grant) under which we could receive up to a total of $22 million in state enterprise fund grants on the condition that we meet certain employment levels in the State of Texas paying an average compensation of at least $56,000 per year (subject to increases). To the extent we fail to meet these requirements, we may be required to repay all or a portion of the grants plus interest. As of February 1, 2015, we had met the requirements to receive a total of $14 million of the available funds. We can draw an additional $8 million if we have created a total of 4,000 new jobs in Texas as of December 31, 2015. We are responsible for maintaining all of the jobs used in calculating these disbursements through January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year.

On August 3, 2007, we entered into a lease for approximately 67 acres of land and a 1.2 million square foot facility in Windcrest, Texas, which is in the San Antonio, Texas area, to house our corporate headquarters. In connection with this lease, we also entered into a Master Economic Incentives Agreement (“MEIA”) with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement requires that we meet certain employment levels each year. On July 24, 2012, the parties to the MEIA entered into an amendment which acknowledged Rackspace's achievement of the required employment commitment levels. In addition to requiring a set number of employees to be hired, the MEIA requires that the median compensation of those employees be no less than $51,000 per year. In exchange for meeting these employment obligations, the parties agreed to enter into the lease structure, pursuant to which, as a lessee of the Windcrest Economic Development Corporation, we will not be subject to most of the property taxes associated with the property for a 14-year period. If we fail to maintain these job creation requirements, we could lose a portion or all of the tax benefit being provided during the 14-year period by having to make payments in lieu of taxes ("PILOT") to the City of Windcrest. The amount of the PILOT payment would be calculated based on the amount of taxes that would have been owed for that period if the property were not exempt, and then such amount would be adjusted pursuant to certain factors, such as the percentage of employment achieved compared to the stated requirements.

We have debt obligations that include restrictive covenants limiting our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness and adversely affect our financial position and operating results.

Our credit facility requires compliance with a set of financial and non-financial covenants. Those covenants include financial leverage limitations and interest rate coverage requirements, as well as limitations on our ability to incur additional debt or liens, make restricted payments, sell assets, enter into affiliate transactions, merge or consolidate with other companies, make certain acquisitions and take other actions. If we default on our credit agreement due to non-compliance with such covenants or any other contractual requirement of the agreement, we may be required to repay all amounts owed under this credit facility and, if those amounts owed at the time of the default are substantial, the repayment could materially and adversely affect our liquidity and business. As of December 31, 2014, there was $25 million outstanding indebtedness under our credit facility in addition to immaterial outstanding letters of credit.

We also have equipment and other lease obligations. The principal balance of these capital lease obligations totaled approximately $23.9 million as of December 31, 2014. The payment obligations under the equipment leases are generally secured by a significant portion of the hardware used in our data centers. If we are unable to generate sufficient cash flow from our operations or cash from other sources in order to meet the payment obligations under these equipment leases, we may lose the right to possess and operate the equipment used in our data centers, which would substantially impair our ability to provide our services, which could have a material adverse effect on our liquidity or results of operations.

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

We are a large consumer of power. During 2014, we expensed approximately $31.5 million to utility companies to power our data centers. We anticipate an increase in our consumption of power in the future as our sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Our largest exposure to energy prices currently exists at our Grapevine, Texas facility in the Dallas-Fort Worth area, where the energy market is deregulated. Power costs have historically tracked the general costs of energy, and continued increases in electricity costs may negatively impact our gross margins or operating expenses. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost.

Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate ("LIBOR"). These market rates of interest are fluctuating and expose our interest expense to risk. At this point, our credit agreement does not obligate us to hedge any interest rate risk with any instruments, such as interest rate swaps or interest rate options, and we do not have any such instruments in place. As we borrow, we may enter into swaps to continuously control our interest rate risk. As a result, we are exposed to interest rate risk on our borrowings. As an example of the impact of this interest rate risk, a 100 basis point increase in LIBOR would increase the interest expense on $10 million of borrowings that are not hedged by $0.1 million annually. As of December 31, 2014, we had limited exposure to interest rate risk as there was $25 million amount outstanding on our revolving credit facility.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to, among other things, the factors discussed in this Risk Factors section and elsewhere in this periodic report, operating results that do not meet market analyst expectations, and other factors beyond our control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, between December 31, 2013 and December 31, 2014, the closing trading price of our common stock was very volatile, ranging between $26.28 and $48.24 per share, including single-day increases of up to 17.7% and declines up to 19.1%.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Office Space

Our corporate headquarters facility is located in San Antonio, Texas and consists of a 1.2 million square foot facility located on approximately 67 acres of land. We have remodeled and are currently using approximately 800 thousand square feet of office space and will continue to remodel the formerly vacant facility as needed to facilitate our future growth and office requirements. In addition to our corporate headquarters, we have office locations throughout the U.S., the U.K., the Netherlands, Hong Kong, Switzerland, Australia, and Mexico City. As of December 31, 2014, we utilized approximately 1.1 million square feet of leased office space for customer service, operations, sales, corporate and administrative functions.

Data Centers

As of December 31, 2014, we leased data centers located in the U.S. (in Texas, Virginia, and Illinois), the U.K., Hong Kong and Australia. At December 31, 2014, we were utilizing 31 Megawatts of power at our data centers and had 58 Megawatts of power under contract.

We are continuously looking for additional data center space to accommodate future growth or that would present an attractive business opportunity for us. However, we believe that our existing office space and data center facilities as well as those currently under construction in the U.K. are adequate for our current needs and that suitable additional or alternative space will be available in the future to meet our anticipated needs.

ITEM 3 – LEGAL PROCEEDINGS

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. In addition, we were involved in the following legal proceedings:

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

On February 25, 2013, Rotatable Technologies LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, infringement of U.S. Patent No. 6,326,978 purporting to cover “Display Method for Selectively Rotating Windows on a Computer Display.” The plaintiff sought injunctive relief, monetary damages, costs, and attorney's fees. The parties reached a settlement of the case, and on November 6, 2014, all claims were dismissed with prejudice. This settlement did not have a material impact on our financial position or results of operations.

On March 18, 2014, Selene Communications Technologies, LLC filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleges, among other things, infringement of the following two patents: U.S. Patent No. 6,363,377 purporting to cover a “Search Data Processor” and U.S. Patent No. 7,143,444 purporting to cover an “Application-Layer Anomaly and Misuse Detection.” The plaintiff sought injunctive relief, monetary damages and costs. The parties reached a settlement of the case, and on December 2, 2014, all claims were dismissed with prejudice. This settlement did not have a material impact on our financial position or results of operations.

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

Fiscal Year 2013 Quarters:	High	Low
First Quarter	$79.24	$49.74
Second Quarter	$52.24	$34.46
Third Quarter	$53.85	$38.08
Fourth Quarter	$53.50	$33.19

Fiscal Year 2014 Quarters:	High	Low
First Quarter	$40.36	$31.26
Second Quarter	$38.28	$26.28
Third Quarter	$39.79	$29.50
Fourth Quarter	$48.24	$32.80

The last reported sale price for our common stock on the New York Stock Exchange was $39.13, $46.81 and $49.24 per share on December 31, 2013, December 31, 2014, and February 23, 2015, respectively.

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

Stockholders

As of February 23, 2015, there were 314 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

The graph set forth below compares the five-year cumulative total stockholder return on our common stock between December 31, 2009 and December 31, 2014 with the cumulative total return of (i) the Russell 1000 Index and (ii) the Nasdaq Internet Total Return Index over the same period. This graph assumes the investment of $100 on December 31, 2009 in our common stock, the Russell 1000 Index and the Nasdaq Internet Total Return Index and assumes the reinvestment of dividends, if any. The Russell 1000 Index, of which Rackspace is a member, measures the performance of the large-cap segment of U.S. equities. The Nasdaq Internet Total Return Index consists of U.S. listed companies engaged in Internet-related businesses.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

$400
$350
$300
$250
$200
$150
$100
$50
$0
31-Dec-09
30-Jun-10
31-Dec-10
30-Jun-11
31-Dec-11
30-Jun-12
31-Dec-12
30-Jun-13
31-Dec-13
30-Jun-14
31-Dec-14
Rackspace Hosting, Inc. "RAX"
Nasdaq Internet Total Return Index
Russell 1000 Index

Issuer Purchases of Equity Securities

The table below sets forth information regarding the company’s purchases of its common stock during its fourth fiscal quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
November 1, 2014-November 30, 2014	3,286,385	$42.60	3,286,385	$360,000,000
December 1, 2014- December 31, 2014	—	$—	—	$360,000,000
Total	3,286,385		3,286,385

(1)
On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock over the next two years. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions. On November 12, 2014, we entered into an accelerated share repurchase ("ASR") agreement to repurchase $200 million of our common stock. During the fourth quarter of 2014, we received an initial delivery of approximately 3.3 million shares of common stock under the ASR agreement. For further discussion of the ASR agreement, see Item 8 of Part II, "Financial Statements and Supplementary Data - Note 8 - Stockholders' Equity.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this document. Historical results are not necessarily indicative of future results.

The selected financial data as of December 31, 2013 and 2014 and for the years ended December 31, 2012, 2013 and 2014 have been derived from our audited consolidated financial statements, which are included elsewhere in this document. The selected financial data as of December 31, 2010, 2011 and 2012 and for the years ended December 31, 2010 and 2011 have been derived from our audited consolidated financial statements as of and for those periods, which are not included in this document.

	Year Ended December 31,
(In thousands, except per share data)	2010	2011	2012	2013	2014
Statement of comprehensive income data
Net revenue	$780,555	$1,025,064	$1,309,239	$1,534,786	$1,794,357
Income from operations	$79,602	$123,471	$172,741	$133,136	$163,529
Net income	$46,358	$76,411	$105,418	$86,737	$110,553

Net income per share (1)
Basic	$0.37	$0.59	$0.78	$0.63	$0.78
Diluted	$0.35	$0.55	$0.75	$0.61	$0.77

Balance sheet data
Cash and cash equivalents	$104,941	$159,856	$292,061	$259,733	$213,505
Total assets	$761,577	$1,026,482	$1,295,551	$1,491,797	$1,624,284
Non-current liabilities	$133,572	$189,310	$196,465	$177,877	$273,772

(1)	See Note 2 to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income per common share.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. References to “we,” “our,” “our company,” “us,” “the company,” “Rackspace Hosting,” or “Rackspace” refer to Rackspace Hosting, Inc. and its consolidated subsidiaries.

The MD&A is organized as follows:

•	Overview - Discussion of the nature and key trends of our business and overall analysis of financial highlights and key metrics in order to provide context for the remainder of the MD&A.

•	Results of Operations - An analysis of our financial results comparing the year 2014 to 2013 and 2013 to 2012.

•	Liquidity and Capital Resources - Discussion of our financial condition, sources of liquidity, changes in cash flows and capital expenditure requirements.

•
Critical Accounting Estimates - Discussion of accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our consolidated financial statements.

•	Supplemental Information - Description and reconciliation of Non-GAAP Financial Measures used throughout this MD&A and financial information and key metrics for the most recent five quarters.

This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Special Note Regarding Forward-Looking Statements” contained elsewhere in this document.

Overview

Description of our Business

Rackspace is the world leader in the managed cloud segment of the business IT market. We serve more than 300,000 business customers from our data centers on four continents. We help them tap the power of cloud computing without the pain of having to become experts in dozens of complex technologies and without the expense of hiring or contracting with engineers who do not differentiate their businesses. We deliver our services with our unique approach to the customer experience, called Fanatical Support.

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Switzerland, Hong Kong, Australia, and Mexico. Our growth strategy includes targeting additional international customers as we continue our expansion in continental Europe, the Asia-Pacific region and Latin America. During 2014, 31% of our net revenue was from non-U.S. customers, and no individual customer accounted for more than 2% of our net revenue.

Trends in our Business

The fast-growing and crowded cloud computing industry is bifurcating into two segments: unmanaged cloud and managed cloud. As a reflection of this trend, in 2014, Gartner Inc. distinguished for the first time between unmanaged, or “infrastructure as a service,” cloud providers, and those who deliver managed cloud. Its new report on the latter market segment, the Gartner Magic Quadrant for Cloud-Enabled Managed Hosting, ranked Rackspace as a leader, in both North America and Europe.

We believe that the managed cloud segment of the cloud computing market is a large market that represents a significant opportunity. We see a high level of interest building from companies who want to focus their scarce engineering assets on their core business and want a trusted partner to manage their cloud. They want Fanatical Support every step of the way and they want specialized expertise in running the ever-expanding set of technologies that are at the heart of cloud scale applications.

We believe demand for managed cloud will continue to grow for four reasons:

1.
Lack of In-House IT Expertise. As business IT applications grow in number and complexity, most companies do not have the IT staff needed to deliver a robust, reliable online presence, and to leverage their data for insights about customer behavior and internal operations.

2.
Strategic Resource Utilization. Larger companies that do have specialized, dedicated IT engineers would rather focus these expensive resources on strategic areas that differentiate their business rather than managing servers or databases or running a website.

3.
Market Acceptance. As companies have experienced the benefits of using managed cloud providers to handle some of their IT workloads, they have become more comfortable having those providers manage additional IT services. This trend will accelerate as various barriers to adoption are broken down, through developments such as the expansion of open and standard technologies and advances in the security of cloud computing.

4.
Accelerated Business Creation. Cloud computing has removed many of the traditional barriers to new business formation through the low cost nimbleness, and capital efficiency that it brings to IT infrastructure. Managed cloud does the same thing for the costs associated with infrastructure management and application expertise. Managed cloud is driving innovation and new business formation at a rapid rate. The rising supply of powerful, easy-to-use cloud computing is creating new demand.

Our focus on the managed cloud separates us from the big providers of unmanaged, commodity cloud computing, who rent out access to raw cloud infrastructure and then expect customers to do everything required to operate that infrastructure, as well as the many complex tools and applications that run on top of it. During 2014, several of these unmanaged cloud providers sharply reduced the prices that they charge business customers for access to raw cloud infrastructure. This decline in cloud infrastructure prices has encouraged a proliferation of complex cloud tools and applications, requiring specialized expertise to adopt and manage. Many companies have difficulty finding and hiring the specialized engineers that they need and as a result, more businesses are turning to managed cloud providers such as Rackspace. During the last three quarters of 2014, while unmanaged cloud providers were significantly dropping their prices, we continued to gain new customers and grow revenue with year-over-year quarterly revenue growth of 17.4%, 18.3%, and 15.8% in the second, third and fourth quarters of 2014, respectively.

In order to take advantage of the long-term continued growth opportunities in the market, we have been making infrastructure investments to complement and leverage Fanatical Support, our principal differentiation from our competitors across our multiple service offerings. Our services provide customers with a mission-critical service and world class support, and we believe this provides us with substantial growth opportunities. We believe that by offering a higher service level agreement and extending our support to additional technology platforms, our business becomes more capital efficient and our competitive advantage widens as our service capability increases.

In 2014, we announced our new managed cloud strategy for delivering public cloud services to market, including enhanced service levels and a more transparent service-based pricing model. We also created developer+, a new program for developers that offers essential services needed to build scalable applications. The managed cloud strategy focuses on businesses and developers looking for a strong partner to help design, manage and scale their cloud operations.

Financial Highlights and Key Metrics

We carefully track several financial and operational metrics to monitor and manage our growth, financial performance, and capacity. Our key metrics are structured around growth, profitability, capital efficiency, infrastructure capacity, and utilization.

The following discussion includes the presentation of Adjusted EBITDA and Return on Capital which are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Other companies may calculate non-GAAP measures differently, limiting their usefulness as a comparative measure. We believe Adjusted EBITDA and Return on Capital provide helpful information with respect to evaluating our performance. We have reconciled each of these non-GAAP measures to the applicable most comparable GAAP measure in the “Supplemental Information” section of this MD&A.

Growth

	Three Months Ended		Year Ended
(Dollar amounts in thousands, except average monthly revenue per server)	September 30, 2014	December 31, 2014	December 31, 2013	December 31, 2014

Dedicated cloud, net revenue	$319,601	$324,729	$1,119,636	$1,254,666
Public cloud, net revenue	$140,175	$147,693	$415,150	$539,691
Net revenue	$459,776	$472,422	$1,534,786	$1,794,357
Revenue growth (year over year)	18.3%	15.8%	17.2%	16.9%

Net upgrades (monthly average)	1.4%	1.2%	1.3%	1.3%
Churn (monthly average)	-0.6%	-0.5%	-0.8%	-0.6%
Growth in installed base (monthly average) (1)	0.8%	0.7%	0.5%	0.7%

Number of servers deployed at period end	110,453	112,628	103,886	112,628
Average monthly revenue per server	$1,405	$1,412	$1,307	$1,382

Number of employees (Rackers) at period end	5,939	5,936	5,651	5,936
(1) Due to rounding, totals may not equal the sum of the line items in the table above.

All of our service offerings fall under the umbrella of cloud computing, broadly defined as the delivery of computing, storage, and applications over the Internet. We present our revenue in two categories: dedicated cloud and public cloud.

Dedicated cloud, also known as "managed hosting," refers to IT services that we provide on a server or servers reserved for a specific customer. Dedicated cloud is largely a recurring, subscription-based business and generates the majority of our revenue. Our customers pay us a recurring fee based on the capacity and complexity of the IT systems we manage and the level of service intensity we provide, pursuant to service agreements that typically provide for fixed monthly payments. This category also includes revenue for private cloud services, which refers to a pool of computing resources that is virtualized for greater efficiency and nimbleness but that is dedicated to one particular customer rather than being used by multiple customers. In 2014, dedicated cloud revenue of $1.3 billion represented 70% of our total net revenue and grew 12% from 2013.

Public cloud refers to multi-tenant pools of computing resources delivered on-demand over the Internet. Virtualization and other cloud technologies allow us to effectively provision and manage pools of computing resources across a larger base of customers and deliver more resources to businesses when they need them. At the same time, pooled cloud computing substantially lowers the cost of IT services for some applications. There are multiple varieties of public cloud services that can be quickly and easily scaled up or down on-demand. Public cloud services are priced on a pay-per-use basis that we recognize as recurring revenue as the services are provided. In 2014, public cloud revenue of $540 million represented 30% of our total net revenue and grew 30% from 2013.

Because of rapid changes in technology and customer behavior, these categories have become less and less clear-cut and meaningful. More business customers are consuming both single-tenant dedicated computing and multi-tenant private cloud computing, in their data centers and ours, in ways that are increasingly seamless and difficult to separate in any meaningful way. As a result of these developments, beginning with our announcement of our financial results for the first quarter of 2015, we will stop disclosing net revenue as public cloud or dedicated cloud, and will only disclose consolidated net revenue.

Total net revenue increased 17% from 2013, to $1.8 billion. Contributing to this increase was the positive impact of a weaker U.S. dollar relative to the functional currencies of our foreign operations in 2014 compared to 2013. Net revenue for 2014 would have been approximately $22 million lower had foreign exchange rates remained constant from the prior year.

Our year-over-year revenue growth rate accelerated during the first three quarters of 2014 while slightly decelerating during the fourth quarter. Changes in foreign exchange rates negatively impacted our fourth quarter results, which was a reversal from the positive impact experienced during the first three quarters of 2014. On a sequential quarter basis, fourth quarter net revenue of $472 million increased 2.8%, which includes the negative impact of approximately $6 million due to changes in foreign exchange rates.

Profitability

	Three Months Ended		Year Ended
(Dollar amounts in thousands, except per share amounts)	September 30, 2014	December 31, 2014	December 31, 2013	December 31, 2014

Adjusted EBITDA	$158,662	$165,384	$505,788	$605,418
Adjusted EBITDA margin	34.5%	35.0%	33.0%	33.7%

Income from operations	$40,513	$50,005	$133,136	$163,529
Operating income margin	8.8%	10.6%	8.7%	9.1%

Net income	$25,740	$36,916	$86,737	$110,553
Net income margin	5.6%	7.8%	5.7%	6.2%
Diluted net income per share	$0.18	$0.26	$0.61	$0.77

Adjusted EBITDA, income from operations, and net income all grew at a faster pace than revenue, at 20%, 23%, and 27%, respectively. This is reflected in the expansion of our margins, as Adjusted EBITDA increased 70 basis points to 33.7% of net revenue, income from operations increased 40 basis points to 9.1% of net revenue, and net income increased 50 basis points to 6.2% of net revenue.

Capital Efficiency, Infrastructure Capacity and Utilization

	Three Months Ended		Year Ended
(Dollar amounts in thousands)	September 30, 2014	December 31, 2014	December 31, 2013	December 31, 2014

Capital expenditures
Customer gear	$78,677	$72,488	$297,787	$276,620
Data center build outs	$14,825	$11,079	$58,278	$50,634
Office build outs	$3,464	$1,633	$31,103	$21,166
Capitalized software and other projects	$20,457	$19,429	$84,921	$86,719
Total capital expenditures	$117,423	$104,629	$472,089	$435,139

Capital efficiency and returns
Average capital base	$943,235	$963,478	$804,173	$930,417
Capital turnover (1)	1.95	1.96	1.91	1.93
Return on capital (1)	11.7%	15.5%	11.0%	12.2%

Infrastructure capacity and utilization
Megawatts under contract at period end	58.1	58.1	60.0	58.1
Megawatts available for use at period end	45.4	49.7	46.9	49.7
Megawatts utilized at period end	29.9	30.5	27.4	30.5
Net revenue per average Megawatt of power utilized (1)	$62,448	$62,572	$59,442	$61,917
(1) Metrics for the three months ended September 30, 2014 and December 31, 2014 are annualized.

Return on Capital ("ROC") increased from 11.0% in 2013 to 12.2% in 2014. The increase in 2014 was primarily due to the 23% increase in income from operations between periods reflecting improved results and the positive impact of a lower effective tax rate of 31% compared to 34% in the prior year. While our average capital base increased 16% between periods, our capital turnover also increased to 1.93 for 2014, compared to 1.91 for 2013 partially driven by the decrease in capital expenditures in 2014 compared to 2013.

Our capital expenditures relate to customer gear, data center build-outs, office build-outs, and capitalized software and other projects. Each category is defined below:

Customer gear - Includes servers, firewalls, load balancers, cabinets, backup libraries, storage arrays and drives, and network cabling used in customers' infrastructure environments.

Data center build-outs - Includes generators, uninterruptible power supplies ("UPS"), power distribution units, mechanical and electrical plants, chillers, raised floor, data center gear and other data center building improvements.

Office build-outs - Includes building improvements, raised floor, furniture and equipment.

Capitalized software and other projects - Includes salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects, purchased software licenses, and other projects that meet the criteria for capitalization.

Capital expenditures were $435 million in 2014, compared to $472 million in 2013. Higher capital expenditures in 2013 reflected equipment and data center costs associated with the global launch of our Performance Cloud Servers and the purchase of land for future expansion of our London U.K. data center.

Our data center infrastructure is leased and tenant improvements are built-out to accommodate future revenue growth. While we try to match the amount of capacity to customer demand, we consider appropriate lead times for these leases and associated leasehold improvements, which requires us to lease and build capacity ahead of actual revenue growth. We also strive to align our investment in data center infrastructure with our revenue growth to keep utilization rates high. We measure our utilization rate as the power being consumed by all electrical equipment relative to the total available capacity in our data centers excluding portions of the data center that have not been placed on line. We pursue a modular lease and build-out strategy within our data centers that expands the operational footprint when needed. From time to time, we will be required to make significant investments in new data centers or enter into long-term facility leases to support expected growth beyond our ability to build out additional modules in existing facilities.

Disciplined Use of Capital and Management of Profitability

We have achieved net income profitability since the first quarter of 2004 through focused management of capital and profitability. We use the Economic Value Added model ("EVA"), which was developed by Stern Stewart & Co., as a tool to help ensure our growth is profitable and creates sustainable shareholder value. Virtually all capital expenditures are evaluated against this metric using a standard cost of capital. EVA is calculated for products and offerings to manage growth and profitability.

We are also very careful with our facility and data center expansion practices. Currently, we sell to businesses in more than 120 countries. Unlike a colocation provider, we do not need to be located near our customers, allowing us to build or lease centralized, cost-optimized facilities with teams of highly-trained staff. We strive to locate our regional facilities and data centers in lower-cost locations, which reduces rent, power and labor costs. We also focus on either leasing or building sections of data centers in increments so that capital expenditures or rental expenses are more closely matched to revenue growth.

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

Consolidated Statements of Income:

	Year Ended December 31,
(In thousands)	2012	2013	2014
Net revenue	$1,309,239	$1,534,786	$1,794,357
Costs and expenses:
Cost of revenue	419,013	492,493	582,334
Research and development	56,736	90,213	117,006
Sales and marketing	166,172	208,417	237,548
General and administrative	244,732	297,520	322,056
Depreciation and amortization	249,845	313,007	371,884
Total costs and expenses	1,136,498	1,401,650	1,630,828
Income from operations	172,741	133,136	163,529
Other income (expense):
Interest expense	(4,749)	(3,118)	(1,913)
Interest and other income (expense)	15	741	(2,012)
Total other income (expense)	(4,734)	(2,377)	(3,925)
Income before income taxes	168,007	130,759	159,604
Income taxes	62,589	44,022	49,051
Net income	$105,418	$86,737	$110,553

Consolidated Statements of Income, as a Percentage of Net Revenue:

	Year Ended December 31,
(Percent of net revenue)	2012	2013	2014
Net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.0%	32.1%	32.5%
Research and development	4.3%	5.9%	6.5%
Sales and marketing	12.7%	13.6%	13.2%
General and administrative	18.7%	19.4%	17.9%
Depreciation and amortization	19.1%	20.4%	20.7%
Total costs and expenses	86.8%	91.3%	90.9%
Income from operations	13.2%	8.7%	9.1%
Other income (expense):
Interest expense	(0.4)%	(0.2)%	(0.1)%
Interest and other income (expense)	0.0%	0.0%	(0.1)%
Total other income (expense)	(0.4)%	(0.2)%	(0.2)%
Income before income taxes	12.8%	8.5%	8.9%
Income taxes	4.8%	2.9%	2.7%
Net income	8.1%	5.7%	6.2%
Due to rounding, totals may not equal the sum of the line items in the table above.

Year ended December 31, 2014 Compared to Year ended December 31, 2013

Net Revenue

Net revenue increased $260 million, or 17%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers. Year-over-year revenue increases were 12% for dedicated cloud and 30% for public cloud.

Also contributing to the revenue increase was the positive impact of a weaker U.S. dollar relative to the functional currencies of our foreign operations in 2014 compared to 2013. Net revenue for 2014 would have been approximately $22 million lower had foreign exchange rates remained constant from the prior year. The U.S. dollar impact of foreign exchange rate movements on net income is minimal, as the majority of our foreign customers are invoiced, and substantially all of our expenses associated with these customers are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively.

We use a metric called “installed base growth” to measure revenue growth derived only from our existing customer base. During 2014, our monthly average churn rate was 0.6%, compared to 0.8% in 2013. Overall, our installed base grew at a monthly average rate of 0.7% in 2014, compared to 0.5% in 2013.

Cost of Revenue

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to lease and operate our data centers. Many of our data center costs vary with the volume of services sold, including power, bandwidth, software licenses and costs related to maintenance and the replacement of IT equipment components.

Cost of revenue increased $90 million, or 18%. Of this increase, $45 million was attributable to employee-related expenses, such as salaries, benefits and incentive compensation, driven by an 11% increase in average headcount to support business growth. License costs increased $27 million, as higher expenses of $34 million related to our growth were partially offset by a $7 million benefit recorded in the third quarter of 2014 related to a refund of sales tax paid on previous license purchases. Data center costs increased $22 million, mostly related to rent, maintenance and utilities. As a percentage of net revenue, cost of revenue increased 40 basis points, from 32.1% in 2013 to 32.5% in 2014, primarily driven by higher license expense.

Research and Development Expenses

Research and development expenses are mainly costs for employees and consultants who are focused on the deployment of new technologies to address emerging trends and the development and enhancement of proprietary tools.

Research and development expenses increased $27 million, or 30% due to increased employee-related expenses, such as salaries, benefits and incentive compensation. During 2014, we invested in additional headcount to support research and development activities to enhance our existing offerings and develop new products and services.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee-related costs of our sales and marketing employees, including sales commissions, compensation paid to certain channel partners, and costs for advertising and promoting our services and to generate customer demand.

Sales and marketing expenses increased $29 million, or 14%. Employee-related expenses increased $22 million primarily due to increased headcount and higher sales commissions consistent with our revenue growth. The remaining increase was primarily due to increased spending on marketing and promotional activities such as online advertising, customer events and sponsorships, partially offset by a decrease related to the 2013 open cloud branding campaign.

General and Administrative Expenses

General and administrative expenses include employee-related and facility costs for functions such as finance and accounting, human resources, information technology, and legal, as well as professional fees, general corporate costs and overhead.

General and administrative expenses increased $25 million, or 8%, but decreased as a percentage of net revenue from 19.4% in 2013 to 17.9% in 2014. Included in general and administrative expenses was $3 million of expenses, primarily legal and other professional fees, incurred in connection with a formal evaluation by our board of directors of the company's long-term strategic alternatives during 2014. Employee-related expenses increased $16 million, primarily due to increased headcount, salaries and contract labor, while share-based compensation was flat as expense from new grants was offset by certain executive forfeitures in early 2014. Internal software support and maintenance expenses increased $5 million, to support the growth of the business. Professional fees decreased $3 million, primarily due to higher spending in 2013 on strategic consulting projects.

Depreciation and Amortization Expense

Depreciation and amortization includes amortization of leasehold improvements associated with our data centers and corporate facilities, as well as depreciation of our data center infrastructure and equipment. Amortization expense is also comprised of the amortization of our customer-based intangible assets related to acquisitions, internally developed technology, and software licenses purchased from third-party vendors.

Depreciation and amortization expense increased $59 million, or 19%. During 2014, we recorded a $4 million abandonment charge related to an unimproved portion of our corporate headquarters' building that we intend to demolish and redevelop. The remaining increase was due to purchases of property and equipment to support the growth of our business, with depreciable customer gear assets representing the majority of additions. Depreciation and amortization expense increased as a percentage of net revenue, from 20.4% in 2013 to 20.7% in 2014. The headquarters building abandonment charge represented 20 basis points of the increase between years.

Other Income (Expense)

Other expense was $3.9 million and $2.4 million for 2014 and 2013, respectively. The increase in other expense of $1.5 million between years was mostly driven by the unfavorable impact of foreign exchange rate movements, partially offset by lower interest expense related to a reduction in the average balance of outstanding interest-bearing debt.

Income Taxes

Our effective tax rate decreased from 33.7% in 2013 to 30.7% in 2014. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. The effective tax rate decreased in 2014 primarily as a result of a larger portion of our profits earned outside of the U.S. compared to 2013. Our foreign earnings are generally taxed at lower rates than in the United States.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 10 – Taxes.”

Year ended December 31, 2013 Compared to Year ended December 31, 2012

Net Revenue

Net revenue increased $226 million, or 17%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers. Year-over-year revenue increases were 11% for our dedicated cloud service and 37% for our public cloud service.

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

Cost of Revenue

Cost of revenue increased $73 million, or 18%. Of this increase, $32 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits, and to a lesser extent, increases in share-based compensation. These increases are primarily due to additional headcount and salary increases. The cost increase was further attributable to an increase in license costs of $10 million and an increase in data center costs of $36 million, mostly related to rent, maintenance and utilities, partially offset by a decrease in consulting fees of $3 million. The remaining variance was due to small changes in other cost of revenue expenses.

Research and Development Expenses

Research and development expenses increased $33 million, or 59%. Of this increase, $29 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in non-equity incentive compensation and share-based compensation expense. These increases are primarily due to additional headcount and salary increases. The remaining increase of $4 million was primarily attributable to increases in professional fees, travel costs, and internal software support and maintenance. Research and development costs increased as a percentage of net revenue, from 4.3% in 2012 to 5.9% in 2013, primarily due to employee-related expenses increasing at a faster rate than revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased $42 million, or 25%. Of this increase, $22 million was attributable to employee-related expenses primarily due to an increase in salaries and benefits and, to a lesser extent, increases in commissions, non-equity incentive compensation and share-based compensation. Total compensation increased primarily as a result of salary increases and the hiring of additional sales and marketing personnel. Marketing program expenses increased $14 million partially related to our open cloud branding campaign during the first half of the year. The cost increase was further attributable to an increase in travel costs of $2 million. The remaining variance was due to small changes in other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $53 million, or 22%. Of this increase, $32 million was attributable to employee-related expenses primarily due to increases in salaries and benefits and share-based compensation expense. The increase in employee-related expenses is due to a 6% increase in average headcount, including strategic hires to support the growth of the business, as well as salary increases and new equity grants. Professional fees increased $11 million primarily as a result of legal expenses and strategic consulting. The remaining variance was due to small changes in other general and administrative expenses as we invest in the infrastructure to support the business.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $63 million, or 25%. This increase was a direct result of an increase in property and equipment related to depreciable assets to support the growth of our business, which included increases in data center equipment and leasehold improvements due to data center build-outs and internally developed and purchased software. Depreciation and amortization expenses increased as a percentage of net revenue, from 19.1% in 2012 to 20.4% in 2013, as a result of the increase in the balance of property and equipment.

Other Income (Expense)

Other expense was $2.4 million and $4.7 million for 2013 and 2012, respectively. The decrease was driven by lower interest expense related to a reduction in outstanding interest-bearing debt.

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

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 10 – Taxes.”

Liquidity and Capital Resources

We finance our operations and capital expenditures through a combination of internally-generated cash from operations and borrowings under vendor-financed arrangements and our existing revolving credit facility. We believe that our current sources of funds will be sufficient to meet our operating and capital needs in the foreseeable future.

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

At December 31, 2014, we held $214 million in cash and cash equivalents, of which $102 million is associated with indefinitely reinvested foreign earnings. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2014 to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

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

Historically, we financed a portion of our purchases of data center equipment through vendor-financed arrangements in the form of leases with our major vendors. Additionally, we have entered into certain real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects that result in capital and finance lease obligations. As of December 31, 2013 and 2014, we had $65 million and $134 million outstanding with respect to these arrangements, respectively.

As of December 31, 2014, we had $25 million in outstanding borrowings under our revolving credit facility. The $25 million outstanding balance was fully repaid on January 12, 2015. The revolving credit facility has a total commitment in the amount of $200 million and matures in September 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of December 31, 2014, we were in compliance with all of the covenants under our facility.

On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock over the next two years. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions. On November 12, 2014, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution to repurchase an aggregate $200 million of our common stock. Under the ASR agreement, we paid $200 million to the financial institution and received an initial delivery of approximately 3.3 million shares of common stock which were subsequently retired. The final number of shares repurchased under the ASR agreement will be based generally upon the average daily volume weighted-average price of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement.

If the actual number of shares to be repurchased under the agreement exceeds the number of shares initially delivered, we will receive the excess shares at the end of the repurchase period. If the number of shares initially delivered exceeds the actual number of shares to be repurchased, we will either deliver shares of common stock or make a cash payment to the financial institution at our election. Final settlement is expected to occur within the first six months of 2015.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2012	2013	2014
Cash provided by operating activities	$399,499	$444,060	$542,510
Cash used in investing activities	$(276,221)	$(464,224)	$(428,105)
Cash provided by (used in) financing activities	$7,455	$(11,772)	$(157,286)

Cash Provided by Operating Activities

Net cash provided by operating activities results primarily from cash received from customers for our cloud computing service offerings, offset by cash payments made for employee and consultant compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), data center costs, license costs, marketing programs, taxes, and other general corporate expenditures.

From 2013 to 2014, net cash provided by operating activities increased $98 million primarily due to the increase in net income adjusted for depreciation and amortization expense and share-based compensation expense. Changes in operating assets and liabilities did not have a material effect on the change in net cash provided by operating activities.

From 2012 to 2013, net cash provided by operating activities increased $45 million. This was driven by a $71 million increase in net income adjusted for non-cash items including depreciation and amortization expense, share-based compensation expense, and realized excess tax benefits from share-based compensation arrangements. This was partially offset by a $27 million decrease in operating cash flows due to changes in operating assets and liabilities, primarily due to the timing of payments made for trade payables and payroll-related expenses.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our growing customer base. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

From 2013 to 2014, net cash used in investing activities decreased $36 million largely due to a $22 million decrease in cash purchases of property and equipment. Capital expenditures were higher in 2013 due to increased equipment and data center costs associated with the global launch of our Performance Cloud Servers, the purchase of land for future expansion of our London U.K. data center, and the tenant improvement build-out of several office facilities. Additionally, there was a $10 million decrease in net cash paid for acquisitions because we did not make any acquisitions in 2014.

From 2012 to 2013, net cash used in investing activities increased $188 million primarily due to a $183 million increase in the cash purchases of property and equipment. Capital expenditures increased $134 million from 2012 to 2013 due to increased equipment purchases and data center build-outs. Additionally, there was a $48 million increase in cash outflow as a result of our shift away from using capital leases for equipment purchases. Additionally, there was a $4 million increase in net cash paid for acquisitions from 2012 to 2013.

Cash Provided by or Used in Financing Activities

Cash provided by financing activities typically consists of proceeds from debt, proceeds from employee stock plans, and realized excess tax benefits from share-based compensation arrangements. Cash used in financing activities typically consists of principal payments of capital leases and repayments of debt.

From 2013 to 2014, net cash used in financing activities increased $146 million, primarily due to $200 million paid for shares of our common stock under the ASR agreement described above, partially offset by $25 million borrowed under our revolving credit facility, which was fully repaid in January 2015. Furthermore, there was an additional $14 million cash outflow in 2014 for the withholding of shares related to the vesting of certain restricted stock in satisfaction of employee tax obligations. All shares purchased in 2014 were subsequently retired. These financing cash outflows were partially offset by a $26 million decrease in capital lease payments resulting from the shift discussed above, a $9 million increase in proceeds from employee stock plans, and $6 million received from the Texas Enterprise Fund grant.

In 2013 net cash used in financing activities was $12 million compared to net cash provided by financing activities of $7 million in 2012, a change of $19 million. The largest driver was a $17 million decrease in proceeds from employee stock plans as a result of lower employee stock option exercise activity. Additionally, the financing cash inflow from excess tax benefits from share-based compensation arrangements decreased $12 million, and there was a $4 million decrease in financing cash flows due to the receipt of Texas Enterprise Fund grant money in 2012. This was partially offset by a $10 million decrease in capital lease payments and a $5 million decrease in payments for deferred acquisition obligations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

(In thousands)	Total	2015	2016-2017	2018-2019	2020 and Beyond
Debt	$25,156	$25,156	$—	$—	$—
Capital leases	22,394	15,541	2,773	1,285	2,795
Operating leases	836,107	71,130	131,143	117,349	516,485
Purchase obligations	105,220	83,563	21,451	206	—
Asset retirement obligations	8,036	236	245	—	7,555
Total contractual obligations	$996,913	$195,626	$155,612	$118,840	$526,835

Debt

Debt obligations consist of principal and interest related to borrowings under our revolving credit facility. The outstanding balance was fully repaid on January 12, 2015.

Leases

Our capital leases are primarily related to expenditures for customer gear and other IT equipment. The future obligation for capital leases includes principal and interest. Our operating leases are primarily for data center facilities and office space.

Purchase Obligations

Our non-cancelable purchase obligations primarily relate to minimum commitments for certain software licenses, hardware purchases, and costs associated with our data centers, including bandwidth and electricity.

Asset Retirement Obligations

Asset retirement obligations represent our best estimate of commitments to return leased property to original condition upon lease termination.

Other

We have excluded $110 million of finance lease obligations for assets under construction and $21 million of uncertain tax positions from the table above as we are unable to make a reasonably reliable estimate of the timing of payments.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions by us, our employees, agents or representatives. These indemnification obligations are considered off-balance sheet arrangements. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnification obligations in our consolidated financial statements.

See Item 8 of Part II, "Financial Statements and Supplementary Data – Note 7 – Commitments and Contingencies" for more information related to these indemnification arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in making estimates and selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. These judgments and estimates affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We consider these policies that require significant management judgment and estimates to be used in the preparation of our consolidated financial statements to be critical accounting policies.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, service has been provided to the customer, the amount of fees to be paid by the customer is fixed or determinable, and collectibility is reasonably assured. Because we provide our cloud computing and hosting services to our customers and do not sell individual hardware and software products, we generally recognize revenue, including implementation and set-up fees, on a monthly basis, as services are delivered. For services that are billed according to customer usage, revenue is recognized in the month in which the usage is provided. Implementation and set-up fees are amortized over the estimated average customer life. If a customer terminates its relationship with us before the expiration of the estimated average customer life, any unamortized installation fees are recognized as revenue at that time. Amounts that have been invoiced and accruals for unbilled usage are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of prepaid service fees and set-up fees. Professional services are recognized in the period services are provided.

Our customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event that a customer cancels their contract, they are not entitled to a refund for services already rendered.

Valuation of Accounts Receivable and Service Credits

We record an allowance for doubtful accounts on trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. When evaluating the adequacy of the allowance, we analyze the overall quality of our accounts receivable portfolio, current economic conditions and trends, historical bad debt write-offs, customer creditworthiness, and specifically identified customer risks. If actual collections of customer receivables differ from our estimates, additional allowances may be required which could have an impact on our results of operations.

Our customer agreements provide that we will achieve certain service levels related primarily to network uptime, critical infrastructure availability, and hardware replacement. To the extent that such service levels are not achieved, we may be obligated to provide credits to our customers. We record a reserve for estimated customer credits on trade accounts receivable to recognize estimated adjustments to receivables and record a reduction to revenue. We base this reserve on historical experience and specific knowledge of factors impacting our delivery of services such as third-party power or service issues, unfavorable weather, or other interruptions or conditions. If actual service levels achieved vary from our estimates, we may be required to increase our reserve which could have an impact on our results of operations.

Property, Equipment, and Other Long-Lived Assets

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

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset in conjunction with its asset group compared to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the assets. There were no impairment charges recorded in 2012, 2013 or 2014.

Goodwill

Goodwill is subject to periodic testing for impairment at the reporting unit level. We are required to perform an evaluation of goodwill on an annual basis or more frequently if events or circumstances indicate a potential impairment. The annual test for impairment is conducted as of October 1st. The evaluation of goodwill for impairment is judgmental in nature and requires the use of significant estimates and assumptions around the identification of reporting units and determination of the fair value of a reporting unit. Changes in these estimates and assumptions could produce materially different results.

We did not identify any triggering events in 2014 that required us to perform an interim impairment test. Additionally, upon conclusion of our 2014 annual test, we noted that the fair value of our reporting unit was substantially in excess of the carrying value of the reporting unit’s net assets.

Contingencies

We accrue for contingent obligations when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters, changes in the interpretation and enforcement of international laws, and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available during the administrative and litigation process. Changes in our estimates and assumptions could have a material impact on our business, results of operations, financial position, or cash flows.

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

Software Development

We capitalize the salaries and related compensation costs of employees and consultants who devote time to the development of certain internal-use software projects. Judgment is required in determining whether an enhancement to previously developed software is significant and creates additional functionality to the software, thus resulting in capitalization. All other software development costs are expensed as incurred. We generally amortize capitalized software development costs over periods from 12 to 60 months with most amortizing over 36 months.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in evaluating our tax positions and determining our provision for income taxes. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

Recent Accounting Pronouncements Not Yet Adopted

For a description of accounting pronouncements recently issued but not yet adopted, see Item 8 of Part II, "Financial Statements and Supplementary Data - Note 1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Supplemental Information

Non-GAAP Financial Measures

Throughout this MD&A, we have utilized certain non-GAAP financial measures in discussions and analysis of our financial performance. For each of these non-GAAP financial measures, we have described the reasons for their use and have provided reconciliations to the most directly comparable GAAP measure below.

Return on Capital ("ROC")

We believe that ROC is an important metric for investors in evaluating our company’s performance. ROC measures how effectively a company generates profits from the capital that is deployed. We calculate ROC by dividing net operating profit after tax by our average capital base. The following tables present a reconciliation of ROC to return on assets, which we calculate directly from amounts on the Consolidated Statements of Comprehensive Income and the Consolidated Balance Sheets.

	Year Ended December 31,
(In thousands)	2012	2013	2014
Income from operations	$172,741	$133,136	$163,529
Effective tax rate	37.3%	33.7%	30.7%
Net operating profit after tax (NOPAT)	$108,309	$88,269	$113,326

Net income	$105,418	$86,737	$110,553

Total assets at period end	$1,295,551	$1,491,797	$1,624,284
Less: Excess cash (1)	(249,712)	(210,761)	(156,814)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(175,128)	(195,894)	(215,774)
Less: Deferred revenue (current and non-current)	(20,960)	(26,530)	(22,276)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for assets under construction	(130,444)	(149,043)	(263,401)
Capital base	$719,307	$909,569	$966,019

Average total assets (2)	$1,158,384	$1,393,079	$1,611,109
Average capital base (2)	$679,125	$804,173	$930,417

Return on assets (Net income/Average total assets)	9.1%	6.2%	6.9%
Return on capital (NOPAT/Average capital base)	15.9%	11.0%	12.2%

(1)
Defined as the amount of cash and cash equivalents that exceeds our operating cash requirements, which is calculated as three percent of our annualized net revenue for the three months prior to the period end.

(2)	Average based on ending balances for the most recent five quarters.

	Three Months Ended
(In thousands)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Income from operations	$27,157	$39,124	$33,887	$40,513	$50,005
Effective tax rate	22.7%	34.6%	33.0%	32.0%	25.1%
Net operating profit after tax (NOPAT)	$20,992	$25,587	$22,704	$27,549	$37,454

Net income	$20,798	$25,446	$22,451	$25,740	$36,916

Total assets at period end	$1,491,797	$1,566,949	$1,647,975	$1,724,542	$1,624,284
Less: Excess cash (1)	(210,761)	(263,309)	(287,411)	(294,307)	(156,814)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(195,894)	(224,423)	(231,563)	(244,397)	(215,774)
Less: Deferred revenue (current and non-current)	(26,530)	(24,485)	(23,248)	(21,437)	(22,276)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for assets under construction	(149,043)	(164,703)	(180,220)	(203,464)	(263,401)
Capital base	$909,569	$890,029	$925,533	$960,937	$966,019

Average total assets	$1,471,783	$1,529,373	$1,607,462	$1,686,259	$1,674,413
Average capital base	$873,749	$899,799	$907,781	$943,235	$963,478

Return on assets (annualized)	5.7%	6.7%	5.6%	6.1%	8.8%
Return on capital (annualized)	9.6%	11.4%	10.0%	11.7%	15.5%

(1)
Defined as the amount of cash and cash equivalents that exceeds our operating cash requirements, which is calculated as three percent of our annualized net revenue for the three months prior to the period end.

Adjusted EBITDA

We use Adjusted EBITDA as a supplemental measure to review and assess our performance. Adjusted EBITDA is a metric that is used by analysts and investors for comparative and valuation purposes. We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

We define Adjusted EBITDA as net income, plus income taxes, total other (income) expense, depreciation and amortization, and non-cash charges for share-based compensation. The following tables present a reconciliation of Adjusted EBITDA to net income.

	Year Ended December 31,
(Dollars in thousands)	2012	2013	2014

Net revenue	$1,309,239	$1,534,786	$1,794,357

Income from operations	$172,741	$133,136	$163,529

Net income	$105,418	$86,737	$110,553
Plus: Income taxes	62,589	44,022	49,051
Plus: Total other (income) expense	4,734	2,377	3,925
Plus: Depreciation and amortization	249,845	313,007	371,884
Plus: Share-based compensation expense	41,546	59,645	70,005
Adjusted EBITDA	$464,132	$505,788	$605,418

Operating income margin	13.2%	8.7%	9.1%

Adjusted EBITDA margin	35.5%	33.0%	33.7%

	Three Months Ended
(Dollars in thousands)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Net revenue	$408,103	$421,047	$441,112	$459,776	$472,422

Income from operations	$27,157	$39,124	$33,887	$40,513	$50,005

Net income	$20,798	$25,446	$22,451	$25,740	$36,916
Plus: Income taxes	6,108	13,448	11,078	12,137	12,388
Plus: Total other (income) expense	251	230	358	2,636	701
Plus: Depreciation and amortization	87,683	87,805	90,559	98,307	95,213
Plus: Share-based compensation expense	17,188	12,732	17,265	19,842	20,166
Adjusted EBITDA	$132,028	$139,661	$141,711	$158,662	$165,384

Operating income margin	6.7%	9.3%	7.7%	8.8%	10.6%

Adjusted EBITDA margin	32.4%	33.2%	32.1%	34.5%	35.0%

Adjusted Free Cash Flow

We believe that Adjusted Free Cash Flow is a performance metric used by investors to evaluate the strength and performance of a company's ongoing business. We define Adjusted Free Cash Flow as Adjusted EBITDA plus non-cash deferred rent, less total capital expenditures (including non-cash purchases of property and equipment), cash payments for interest and cash payments for income taxes. The following table presents a reconciliation of Adjusted Free Cash Flow to Adjusted EBITDA as a supplement to our reconciliation of Adjusted EBITDA to net income provided above.

	Year Ended December 31,
(In thousands)	2012	2013	2014
Adjusted EBITDA	$464,132	$505,788	$605,418
Non-cash deferred rent	9,259	11,564	7,417
Total capital expenditures	(337,682)	(472,089)	(435,139)
Cash payments for interest, net of interest received	(4,809)	(3,096)	(1,643)
Cash payments for income taxes, net of refunds	(11,906)	(14,930)	(13,518)
Adjusted free cash flow	$118,994	$27,237	$162,535

Quarterly Key Metrics and Results of Operations

The following tables set forth our quarterly key metrics and also our results of operations in dollars and as a percentage of revenue for each of our most recent five quarters as of the period ended December 31, 2014. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this document and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information together with our audited consolidated financial statements and related notes included elsewhere in this document. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in thousands, except average monthly revenue per server)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Growth
Dedicated cloud, net revenue	$291,265	$299,689	$310,647	$319,601	$324,729
Public cloud, net revenue	$116,838	$121,358	$130,465	$140,175	$147,693
Net revenue	$408,103	$421,047	$441,112	$459,776	$472,422
Revenue growth (year over year)	15.6%	16.2%	17.4%	18.3%	15.8%
Net upgrades (monthly average)	1.1%	0.9%	1.5%	1.4%	1.2%
Churn (monthly average)	-0.7%	-0.6%	-0.7%	-0.6%	-0.5%
Growth in installed base (monthly average) (1)	0.4%	0.3%	0.8%	0.8%	0.7%
Number of employees (Rackers) at period end	5,651	5,743	5,798	5,939	5,936
Number of servers deployed at period end	103,886	106,229	107,657	110,453	112,628
Average monthly revenue per server	$1,322	$1,336	$1,375	$1,405	$1,412
Profitability
Income from operations	$27,157	$39,124	$33,887	$40,513	$50,005
Depreciation and amortization	$87,683	$87,805	$90,559	$98,307	$95,213
Share-based compensation expense:
Cost of revenue	$3,877	$3,791	$4,127	$4,175	$4,353
Research and development	$2,521	$2,780	$3,293	$3,399	$3,109
Sales and marketing	$1,766	$2,091	$2,062	$2,637	$2,783
General and administrative	$9,024	$4,070	$7,783	$9,631	$9,921
Total share-based compensation expense	$17,188	$12,732	$17,265	$19,842	$20,166
Adjusted EBITDA (2)	$132,028	$139,661	$141,711	$158,662	$165,384
Adjusted EBITDA margin	32.4%	33.2%	32.1%	34.5%	35.0%
Operating income margin	6.7%	9.3%	7.7%	8.8%	10.6%
Income from operations	$27,157	$39,124	$33,887	$40,513	$50,005
Effective tax rate	22.7%	34.6%	33.0%	32.0%	25.1%
Net operating profit after tax (NOPAT) (2)	$20,992	$25,587	$22,704	$27,549	$37,454
NOPAT margin	5.1%	6.1%	5.1%	6.0%	7.9%
Capital efficiency and returns
Interest bearing debt	$64,918	$53,326	$41,747	$31,472	$49,039
Stockholders' equity	$1,055,412	$1,100,012	$1,171,197	$1,223,772	$1,073,794
Less: Excess cash	$(210,761)	$(263,309)	$(287,411)	$(294,307)	$(156,814)
Capital base	$909,569	$890,029	$925,533	$960,937	$966,019
Average capital base	$873,749	$899,799	$907,781	$943,235	$963,478
Capital turnover (annualized)	1.87	1.87	1.94	1.95	1.96
Return on capital (annualized) (2)	9.6%	11.4%	10.0%	11.7%	15.5%
Capital expenditures
Cash purchases of property and equipment	$126,723	$84,953	$114,044	$124,129	$107,209
Non-cash purchases of property and equipment (3)	$(4,116)	$15,741	$(1,651)	$(6,706)	$(2,580)
Total capital expenditures	$122,607	$100,694	$112,393	$117,423	$104,629
Customer gear	$65,291	$60,688	$64,767	$78,677	$72,488
Data center build outs	$22,524	$10,963	$13,767	$14,825	$11,079
Office build outs	$14,860	$9,212	$6,857	$3,464	$1,633
Capitalized software and other projects	$19,932	$19,831	$27,002	$20,457	$19,429
Total capital expenditures	$122,607	$100,694	$112,393	$117,423	$104,629
Infrastructure capacity and utilization
Megawatts under contract at period end	60.0	58.1	58.1	58.1	58.1
Megawatts available for use at period end	46.9	45.3	45.4	45.4	49.7
Megawatts utilized at period end	27.4	28.1	29.0	29.9	30.5
Annualized net revenue per average Megawatt of power utilized	$60,015	$60,691	$61,802	$62,448	$62,572

(1)	Due to rounding, totals may not equal the sum of the line items in the table above.

(2)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

(3)	Non-cash purchases of property and equipment represents changes in amounts accrued for purchases under vendor financing and other deferred payment arrangements.

Consolidated Statements of Income by Quarter:

	Three Months Ended
(In thousands)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenue	$408,103	$421,047	$441,112	$459,776	$472,422
Costs and expenses:
Cost of revenue	133,821	140,417	145,051	142,954	153,912
Research and development	24,849	25,192	29,711	30,718	31,385
Sales and marketing	55,465	57,359	60,480	60,582	59,127
General and administrative	79,128	71,150	81,424	86,702	82,780
Depreciation and amortization	87,683	87,805	90,559	98,307	95,213
Total costs and expenses	380,946	381,923	407,225	419,263	422,417
Income from operations	27,157	39,124	33,887	40,513	50,005
Other income (expense):
Interest expense	(656)	(495)	(529)	(445)	(444)
Interest and other income (expense)	405	265	171	(2,191)	(257)
Total other income (expense)	(251)	(230)	(358)	(2,636)	(701)
Income before income taxes	26,906	38,894	33,529	37,877	49,304
Income taxes	6,108	13,448	11,078	12,137	12,388
Net income	$20,798	$25,446	$22,451	$25,740	$36,916

Consolidated Statements of Income by Quarter, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.8%	33.3%	32.9%	31.1%	32.6%
Research and development	6.1%	6.0%	6.7%	6.7%	6.6%
Sales and marketing	13.6%	13.6%	13.7%	13.2%	12.5%
General and administrative	19.4%	16.9%	18.5%	18.9%	17.5%
Depreciation and amortization	21.5%	20.9%	20.5%	21.4%	20.2%
Total costs and expenses	93.3%	90.7%	92.3%	91.2%	89.4%
Income from operations	6.7%	9.3%	7.7%	8.8%	10.6%
Other income (expense):
Interest expense	(0.2)%	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Interest and other income (expense)	0.1%	0.1%	0.0%	(0.5)%	(0.1)%
Total other income (expense)	(0.1)%	(0.1)%	(0.1)%	(0.6)%	(0.1)%
Income before income taxes	6.6%	9.2%	7.6%	8.2%	10.4%
Income taxes	1.5%	3.2%	2.5%	2.6%	2.6%
Net income	5.1%	6.0%	5.1%	5.6%	7.8%
Due to rounding, totals may not equal the sum of the line items in the table above.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices. We are a large consumer of power. During 2014, we expensed approximately $32 million that was paid to utility companies to power our data centers, representing approximately 2% of our net revenue. Because we anticipate further revenue growth for the foreseeable future, we expect to consume more power in the future. Power costs vary by geography, the source of power generation, and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have fixed-price power contracts for data centers in the Dallas-Fort Worth and London areas that allow us to procure power either on a fixed price or on a variable price basis. These contracts have been designated as meeting the normal purchases and normal sales exception and thus are not accounted for as derivatives.

Interest Rates. Our main credit facility is a revolving line of credit with a base rate determined by variable market rates, including the Prime Rate and the London Interbank Offered Rate ("LIBOR"). These market rates of interest are fluctuating and expose our interest expense to risk. As of December 31, 2014, we had limited exposure to interest rate risk as there was $25 million amount outstanding on our revolving credit facility.

Leases. Prior to 2012, the majority of our purchases of customer gear were vendor-financed through capital leases with fixed payment terms generally over two to five years, coinciding with the depreciation period of the equipment. As of December 31, 2014, we have a principal liability for leases of $24 million on our consolidated balance sheet, of which $15 million is classified as current. While we believe vendor-financed arrangements will continue to be available, we are exposed to the risk that our vendors may no longer offer financing or that the rates will increase.

Foreign Currencies. The majority of our customers are invoiced, and substantially all of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. A relatively insignificant amount of customers are invoiced in currencies other than the applicable functional currency. Therefore, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During 2014, we recognized foreign currency losses of $2 million within other income (expense). We have not entered into any currency hedging contracts, although we may do so in the future. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE HOSTING, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited the accompanying consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rackspace Hosting, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited Rackspace Hosting, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Rackspace Hosting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Antonio, Texas
March 2, 2015

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2013	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$259,733	$213,505
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,891 as of December 31, 2013 and $5,334 as of December 31, 2014	123,898	156,455
Deferred income taxes	12,637	9,260
Prepaid expenses	30,782	33,628
Other current assets	11,918	8,895
Total current assets	438,968	421,743

Property and equipment, net	890,776	1,057,684
Goodwill	81,084	81,084
Intangible assets, net	23,880	16,592
Other non-current assets	57,089	47,181
Total assets	$1,491,797	$1,624,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,047	$137,295
Accrued compensation and benefits	62,459	66,696
Income and other taxes payable	11,388	11,783
Deferred revenue	22,868	20,851
Capital lease obligations	37,885	14,969
Debt	1,861	25,124
Total current liabilities	258,508	276,718

Non-current liabilities:
Deferred revenue	3,662	1,425
Capital lease obligations	25,048	8,946
Finance lease obligations for assets under construction	—	109,991
Debt	124	—
Deferred income taxes	69,729	71,228
Deferred rent	43,046	49,899
Other liabilities	36,268	32,283
Total liabilities	436,385	550,490

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 141,123,904 shares issued and outstanding as of December 31, 2013; 140,945,171 shares issued and outstanding as of December 31, 2014	141	141
Additional paid-in capital	636,660	696,029
Accumulated other comprehensive loss	(4,536)	(20,685)
Retained earnings	423,147	398,309
Total stockholders’ equity	1,055,412	1,073,794
Total liabilities and stockholders’ equity	$1,491,797	$1,624,284

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2012	2013	2014
Net revenue	$1,309,239	$1,534,786	$1,794,357
Costs and expenses:
Cost of revenue	419,013	492,493	582,334
Research and development	56,736	90,213	117,006
Sales and marketing	166,172	208,417	237,548
General and administrative	244,732	297,520	322,056
Depreciation and amortization	249,845	313,007	371,884
Total costs and expenses	1,136,498	1,401,650	1,630,828
Income from operations	172,741	133,136	163,529
Other income (expense):
Interest expense	(4,749)	(3,118)	(1,913)
Interest and other income (expense)	15	741	(2,012)
Total other income (expense)	(4,734)	(2,377)	(3,925)
Income before income taxes	168,007	130,759	159,604
Income taxes	62,589	44,022	49,051
Net income	$105,418	$86,737	$110,553

Other comprehensive income, net of tax
Foreign currency translation adjustments	$6,643	$3,553	$(16,149)
Other comprehensive income (loss)	6,643	3,553	(16,149)
Comprehensive income	$112,061	$90,290	$94,404

Net income per share
Basic	$0.78	$0.63	$0.78
Diluted	$0.75	$0.61	$0.77

Weighted average number of shares outstanding
Basic	135,279	138,577	141,971
Diluted	141,265	143,011	144,498

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2012	2013	2014
Cash Flows From Operating Activities
Net income	$105,418	$86,737	$110,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,845	313,007	371,884
Deferred income taxes	(775)	(2,102)	413
Share-based compensation expense	41,546	59,645	70,005
Excess tax benefits from share-based compensation arrangements	(46,046)	(33,539)	(34,473)
Other operating activities	7,886	5,490	8,242
Changes in operating assets and liabilities:
Accounts receivable	(29,265)	(34,473)	(41,681)
Prepaid expenses and other current assets	(4,903)	(12,270)	(1,116)
Accounts payable, accrued expenses, and other current liabilities	66,268	35,303	55,424
Deferred revenue	2,185	5,367	(3,742)
Deferred rent	9,259	11,564	7,417
Other non-current assets and liabilities	(1,919)	9,331	(416)
Net cash provided by operating activities	399,499	444,060	542,510

Cash Flows From Investing Activities
Purchases of property and equipment	(270,374)	(452,596)	(430,335)
Acquisitions, net of cash acquired	(5,945)	(9,930)	—
All other investing activities	98	(1,698)	2,230
Net cash used in investing activities	(276,221)	(464,224)	(428,105)

Cash Flows From Financing Activities
Principal payments of capital leases	(75,928)	(65,860)	(39,635)
Proceeds from debt	691	—	25,000
Repayments of debt	(1,962)	(1,915)	(1,901)
Payments for deferred acquisition obligations	(6,176)	(1,353)	(223)
Receipt of Texas Enterprise Fund grant	3,500	—	5,500
Repurchase of common stock	—	—	(200,000)
Shares of common stock withheld for employee taxes	—	—	(13,620)
Proceeds from employee stock plans	41,284	23,817	33,120
Excess tax benefits from share-based compensation arrangements	46,046	33,539	34,473
Net cash provided by (used in) financing activities	7,455	(11,772)	(157,286)

Effect of exchange rate changes on cash and cash equivalents	1,472	(392)	(3,347)

Increase (decrease) in cash and cash equivalents	132,205	(32,328)	(46,228)

Cash and cash equivalents, beginning of period	159,856	292,061	259,733

Cash and cash equivalents, end of period	$292,061	$259,733	$213,505

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$4,900	$3,234	$1,765
Cash payments for income taxes, net of refunds	$11,906	$14,930	$13,518

Non-cash Investing and Financing Activities
Acquisition of property and equipment by capital leases	$59,833	$7,190	$929
Acquisition of property and equipment by notes payable	3,950	—	—
Increase in property and equipment in accounts payable and accrued expenses	3,525	12,303	3,875
Non-cash purchases of property and equipment	$67,308	$19,493	$4,804

Shares issued in business combinations	$2,745	$4,457	$—
Additional finance lease obligations for assets under construction and other	$—	$—	$117,644
See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31, 2012, 2013, and 2014
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at December 31, 2011	131,912,829	$132	$383,031	$(14,732)	$230,992	$599,423
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $46,046)	5,689,164	6	82,308			82,314
Stock-based activity and issuance of common stock to board of directors	12,862	—	542			542
Issuance of shares from Employee Stock Purchase Plan	137,104	—	5,016			5,016
Issuance of shares in acquisitions	45,896	—	2,745			2,745
Total issuance of common stock	5,885,026	6	90,611			90,617
Share-based compensation expense			41,546			41,546
Net income					105,418	105,418
Foreign currency translation adjustments				6,643		6,643
Balance at December 31, 2012	137,797,855	$138	$515,188	$(8,089)	$336,410	$843,647
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $33,539)	3,027,169	3	51,184			51,187
Issuance of shares from Employee Stock Purchase Plans	190,235	—	6,186			6,186
Issuance of shares in acquisitions	108,645	—	4,457			4,457
Total issuance of common stock	3,326,049	3	61,827			61,830
Share-based compensation expense			59,645			59,645
Net income					86,737	86,737
Foreign currency translation adjustments				3,553		3,553
Balance at December 31, 2013	141,123,904	$141	$636,660	$(4,536)	$423,147	$1,055,412
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $34,473), net of shares withheld for employee taxes	2,890,248	3	59,488		(11,756)	47,735
Issuance of shares from Employee Stock Purchase Plans	217,404	—	6,238		—	6,238
Total issuance of common stock	3,107,652	3	65,726		(11,756)	53,973
Repurchase of common stock	(3,286,385)	(3)	(76,362)		(123,635)	(200,000)
Share-based compensation expense			70,005			70,005
Net income					110,553	110,553
Foreign currency translation adjustments				(16,149)		(16,149)
Balance at December 31, 2014	140,945,171	$141	$696,029	$(20,685)	$398,309	$1,073,794

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of share-based compensation, contingencies, and income taxes, among others. Whenever possible, we base our estimates and assumptions on historical experience. However, certain estimates require us to make assumptions about expected future cash flow, events and usage patterns that we cannot influence or control. Our judgments, assumptions and estimates are based upon facts and circumstances known to us when we prepare the consolidated financial statements and that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities or recording of revenue and expenses in our consolidated financial statements. Changes in facts and circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from our estimates. We engaged third-party consultants to assist management in the valuation of acquired assets, including other intangibles, as well as share-based compensation.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

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

Accounts Receivable, Net

We classify as trade accounts receivable amounts due within twelve months, arising from the provision of services in the normal course of business. We generally do not request collateral from our customers, although in certain cases we may require the customer to prepay for services. We record an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When evaluating the adequacy of the allowance, we analyze the overall quality of our accounts receivable portfolio, current economic conditions and trends, historical bad debt write-offs, customer creditworthiness, and specifically identified customer risks.

In addition, our hosting arrangements contain service level commitments with our customers. To the extent that such service levels are not achieved or are otherwise disputed due to third-party power or service issues, unfavorable weather, or other service interruptions or conditions, we are required to issue service credits for a portion of the hosting service fees paid by our customers. At each reporting period, we estimate the amount of service level credits to be issued and record a reduction to revenue. To estimate service credits, we utilize historical data and specific knowledge of factors impacting the delivery of services to our customers.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid software and equipment maintenance contracts and prepaid operating expenses. Software maintenance contracts are amortized over the agreement period, generally one to three years. Prepaid operating expenses are expensed in the period in which services are received.

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

Internally Developed Software

We capitalize certain costs of computer software developed or acquired for internal use. Capitalized computer software costs consist of purchased software licenses, implementation costs, and salaries and related compensation costs of employees and consultants for certain projects that qualify for capitalization. The capitalized software costs are amortized on a straight-line basis over the expected useful life of the software.

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

Leases

We lease certain property and equipment under capital lease agreements. The assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets held under capital lease. Such assets and the related leasehold improvements are amortized as depreciation expense over the shorter of the terms of the leases or the estimated useful lives of the assets, which typically range from two to five years for equipment and 30 years for property. For assets for which the lease agreement includes a bargain purchase option or transfer of ownership at the completion of the lease and the lease term is shorter than the estimated useful life of the asset, the asset is amortized over its estimated useful life.

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

Revenue and Deferred Revenue

Revenue is reported net of customer credits and sales and use tax. We recognize revenue when persuasive evidence of an arrangement exists, service has been provided to the customer, the amount of fees to be paid by the customer is fixed or determinable, and collectibility is reasonably assured. We provide cloud computing services to our customers and do not sell hardware and software products. We recognize cloud computing revenue, including installation fees, beginning on the date the customer commences use of our services. Cloud computing revenue is recognized over the contractual term of the customer contract.

Setup and other direct implementation activities performed by our personnel at the inception of a customer arrangement to enable us to perform under the terms of the arrangement are expensed as incurred.

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

Invoiced amounts and accrued unbilled usage is recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of amounts that have been prepaid or deferred installation fees. As of December 31, 2014, of the total $22.3 million in deferred revenue recorded on our balance sheet (the majority of which related to prepaid amounts), $20.9 million and $1.4 million will be amortized to revenue in 2015 and 2016, respectively.

Cost of Revenue

Cost of revenue consists primarily of expenses related to personnel, licenses, and our data center facilities. Personnel expenses include the salaries, non-equity incentive compensation, share-based compensation and related expenses of our support teams and data center employees, and data center facility costs include rental fees, power costs, maintenance fees, and bandwidth.

Advertising Costs

We charge advertising costs to expense in the period incurred. Advertising expenses for the years ended December 31, 2012, 2013 and 2014 were approximately $44.7 million, $58.9 million and $59.2 million, respectively.

Share-Based Compensation

The Black-Scholes valuation model that we use to determine the fair value of stock options requires us to make assumptions and judgments about variables related to our common stock and the related awards. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, the risk-free interest rate, expected dividends, and the estimated rate of forfeitures of unvested stock options.

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

In addition to stock options, our share-based compensation also comprises restricted stock. A portion of restricted stock grants have vesting conditions dependent upon the performance of the company’s total shareholder return ("TSR") on its common stock compared to certain market indices. Additionally, the company’s TSR must be positive for vesting to occur. We use a Monte Carlo simulation to estimate the fair value of these awards. For all other restricted stock granted that vests ratably over the requisite service period, we measure fair value based on the closing fair market value of the company’s common stock on the date of grant, and we recognize expense straight-line over the vesting period.

We also grant restricted stock with vesting conditions dependent upon the financial performance of the company. The fair values of these performance-vesting awards is measured based on the closing fair market value of our common stock on the date of grant, and share-based compensation expense is recognized when the company determines the performance condition is likely to be met. The expense is recognized ratably over the company's best estimate of the period over which the performance condition will be met.

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

We are currently under income tax audits in the U.K. and California. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We have considered all relevant facts and circumstances and believe that we have made adequate provision for all income tax uncertainties. For a further discussion of the impact of uncertain tax positions, see Note 10, "Taxes."

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations.

Fair Value of Financial Instruments

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

Money market funds, classified in cash and cash equivalents, were $102 million and $11 million as of December 31, 2013 and 2014, respectively, and are Level 1 financial instruments. The carrying value of our debt approximates the fair value as of December 31, 2013 and 2014.

Foreign Currency

We have assessed the functional currency of each of our international subsidiaries and have generally designated the local currency to be their respective functional currencies. The consolidated financial statements of these foreign subsidiaries are translated into the U.S. dollar. All assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenue and expenses are translated using average exchange rates.

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss). There was no income tax expense allocated in the years ended December 31, 2012, 2013 and 2014.

Transaction gains or losses in currencies other than the functional currency are included as a component of other income (expense) in the consolidated statements of comprehensive income.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires capitalization of incremental costs to obtain a contract and significantly expanded quantitative and qualitative disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied retrospectively using one of two methods. One method is to apply the guidance retrospectively to each prior period presented with practical expedients available. The second method is to apply the guidance retrospectively with the cumulative effect of initially applying the Update recognized at the date of initial application. Early application is not permitted. We are evaluating the impact on our consolidated financial statements of adopting this new accounting standard.

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

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
(In thousands except per share data)	2012	2013	2014
Basic net income per share:
Net income	$105,418	$86,737	$110,553
Weighted average shares outstanding:
Common stock	135,279	138,577	141,971
Number of shares used in per share computations	135,279	138,577	141,971
Net income per share	$0.78	$0.63	$0.78

Diluted net income per share:
Net income	$105,418	$86,737	$110,553
Weighted average shares outstanding:
Common stock	135,279	138,577	141,971
Stock options, awards and employee share purchase plans	5,986	4,434	2,527
Number of shares used in per share computations	141,265	143,011	144,498
Net income per share	$0.75	$0.61	$0.77

We excluded 1.1 million, 3.5 million and 5.0 million potential common shares from the computation of dilutive net income per share for the years ended December 31, 2012, 2013 and 2014, respectively, because the effect would have been anti-dilutive.

3. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in thousands)	Estimated Useful Lives				December 31, 2013	December 31, 2014
Computers and equipment	3	-	5	years	$1,242,690	$1,495,206
Computer software	1	-	5	years	245,416	318,888
Furniture and fixtures	7	years			55,681	56,656
Buildings and leasehold improvements	2	-	30	years	236,255	253,621
Land					28,566	27,896
Property and equipment, at cost					1,808,608	2,152,267
Less accumulated depreciation and amortization					(983,618)	(1,249,522)
Work in process					65,786	154,939
Property and equipment, net					$890,776	$1,057,684

Depreciation and amortization expense on property and equipment was $240.9 million, $303.2 million and $362.2 million for the years ended December 31, 2012, 2013 and 2014, respectively.

At December 31, 2013, the work in process balance consisted of build outs of $32.6 million for office facilities, $2.4 million for data centers, and $30.7 million for capitalized software and other projects. At December 31, 2014, the work in process balance consisted of build outs of $51.3 million for office facilities, $80.5 million for data centers, and $23.1 million for capitalized software and other projects.

For the year ended December 31, 2014, we capitalized non-cash interest of $2.1 million related to finance lease obligations for assets under construction. There was no interest capitalized during the years ended December 31, 2012 and 2013.

The unamortized balance of computer software costs on our balance sheets was $88.7 million and $103.4 million as of December 31, 2013 and 2014, respectively. Amortization expense for capitalized computer software costs was $36.4 million, $50.6 million and $63.7 million for the years ended December 31, 2012, 2013 and 2014, respectively.

4. Goodwill and Intangible Assets

During the year ended December 31, 2014, we did not have any acquisitions. During the year ended December 31, 2013, we acquired three companies for total consideration of $16.2 million, including cash payments, deferred cash payments and equity consideration. Approximately $12.3 million was attributed to goodwill, $5.1 million to acquired intangible assets and $1.2 million to other net liabilities assumed. The goodwill balance of $81.1 million did not change from December 31, 2013 to December 31, 2014.

The following tables provide information regarding our intangible assets, other than goodwill:

	December 31, 2013
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$31,443	$(21,216)	$10,227
Purchased technologies	13,180	(7,428)	5,752
Non-compete agreements	2,165	(1,613)	552
Customer relationships	6,137	(5,442)	695
Other	11,562	(4,908)	6,654
Total	$64,487	$(40,607)	$23,880

	December 31, 2014
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Licenses	$32,466	$(25,402)	$7,064
Purchased technologies	13,180	(10,024)	3,156
Non-compete agreements	2,165	(1,952)	213
Customer relationships	6,137	(5,640)	497
Other	12,688	(7,026)	5,662
Total	$66,636	$(50,044)	$16,592

Amortization expense on intangibles was $8.9 million, $9.8 million and $9.7 million in 2012, 2013 and 2014, respectively. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, which generally range from two to five years.

As of December 31, 2014, amortization expense on intangible assets for the next five years was expected to be as follows:

(In thousands)
Year ending:	Amount
2015	$9,657
2016	5,780
2017	621
2018	223
2019	197
Thereafter	114
Total	$16,592

As of December 31, 2014, there were no indicators that our intangible assets were impaired.

5. Debt

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

As of December 31, 2014, we had outstanding borrowings of $25 million under this facility at an interest rate of 1.42%. Additionally there were insignificant letters of credit outstanding at the end of 2014. Therefore, as of December 31, 2014, we had $175 million available for future borrowings. As of the same date, we were in compliance with all of the covenants under our facility. The outstanding borrowings were fully repaid in January 2015.

6. Leases

Capital Leases

We have master lease agreements with our primary vendors that supply us with servers and computer equipment. Historically, we have financed most equipment purchases through their respective finance companies. The terms vary with each vendor but typically include a term of two to five years and interest rates ranging from 2% to 3%. A majority of these agreements allow us to purchase the equipment at the end of the lease for a nominal amount. The amount included in computers and equipment as of December 31, 2013 and December 31, 2014 is shown in the table below.

Additionally, we have entered into multiple complex real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects. While the independent developers legally own the real estate projects and must finance the overall construction, we agreed to fund certain structural improvements and/or retain obligations related to certain potential construction cost overruns which have triggered an accounting requirement to include construction costs in progress and a related long-term finance lease liability on our consolidated balance sheets as though we are the owner of the asset during the construction period. We do not depreciate the cost of the real estate projects or expect to fund this long-term finance lease liability during the construction period. The amount included in work in process as of December 31, 2013 and December 31, 2014 is shown in the table below.

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

During 2014, construction of one of these real estate projects was completed, and we performed a sale-leaseback analysis. As a result of our continuing involvement in the project, we were precluded from derecognizing the asset and liability, and we will account for the lease as a capital lease obligation throughout the lease term. At the end of the lease term, we will derecognize the remaining lease obligation and residual asset balance. The amount included in buildings and leasehold improvements as of December 31, 2013 and December 31, 2014 is shown in the table below.

Amounts in property and equipment under these capital leases and finance lease obligations for assets under construction consisted of:

(In thousands)	December 31, 2013	December 31, 2014
Computers and equipment	$391,833	$389,020
Buildings and leasehold improvements	—	7,705
	391,833	396,725
Less: accumulated depreciation and amortization	(335,599)	(370,961)
Work in process	—	109,991
	$56,234	$135,755

Future capital lease payments under non-cancelable leases as of December 31, 2014 were as follows:

(In thousands)
Year ending:	Amount
2015	$15,541
2016	2,150
2017	623
2018	636
2019	649
Thereafter	2,795
Total minimum capital lease payments	22,394
Plus amount representing residual asset balance	5,394
Less amount representing interest	(2,935)
Less amount representing executory costs	(938)
Present value of net minimum lease payments	23,915
Less current portion of obligations under capital leases	(14,969)
Non-current obligations under capital leases	$8,946

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

Future operating lease payments under non-cancelable leases with an initial term in excess of one year as of December 31, 2014 were as follows:

(In thousands)
Year ending:	Amount
2015	$71,130
2016	65,948
2017	65,195
2018	59,464
2019	57,885
Thereafter	516,485
Total minimum operating lease payments	$836,107

Rent expense for the years ended December 31, 2012, 2013 and 2014 was $46.1 million, $66.0 million and $74.0 million, respectively.

7. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily consist of commitments for certain software licenses, hardware purchases, and costs associated with our data centers, including bandwidth and electricity. The agreements can generally extend up to five years and provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements as of December 31, 2014 approximated $83.6 million, $18.4 million, $3.0 million, and $0.2 million for the years ended December 31, 2015, 2016, 2017 and 2018, respectively.

We also have purchase orders and construction contracts primarily related to data center equipment and facility build-outs. We generally have the right to cancel these open purchase orders prior to delivery or terminate the contracts without cause.

Legal Proceedings

We are party to various legal and administrative proceedings, which we consider routine and incidental to our business. Although the outcome of these matters is currently not determinable, management expects that any losses that are incurred as a result of these matters, which are in excess of amounts already accrued in its consolidated balance sheet, would not be material to the consolidated financial statements as a whole.

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

We record to cost of revenue state sales taxes related to software licenses acquired to provide hosting services to customers. We also remit state sales taxes collected from our customers for hosting services invoiced to our customers, with such services including the use of the aforementioned software licenses. During the year ended December 31, 2014, we recorded a $7 million benefit to cost of revenue for settlement of a dispute related to sales taxes paid on such software licenses for the period September 2007 through April 2014.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We had no significant liabilities recorded for these agreements as of December 31, 2013 or 2014.

Additionally, in the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We had no significant liabilities recorded for these agreements as of December 31, 2013 or 2014.

Incentive Arrangements

In August 2007, we entered into a lease for our corporate headquarters. In connection with this lease, we also entered into a Master Economic Incentives Agreement ("MEIA") with the Cities of Windcrest and San Antonio, Texas; Bexar County; and certain other parties, pursuant to which we agreed to locate existing and future employees at the new facility location. The agreement required that we meet certain employment levels each year in exchange for a 14-year exemption from most of the property taxes associated with the property. If we fail to meet these job creation requirements, we could lose a portion or all of the tax exemption provided during the 14-year period and would then be obligated to repay the exemption amount. We have met the requirements for the employment level for the year ended December 31, 2014, and we believe that it is probable that we will continue to meet the requirements throughout the exemption period. We elected to begin the exemption period in 2009.

Further, we entered into an agreement with the State of Texas, under which we received $5.0 million in 2007, $3.5 million in 2012, and $5.5 million in 2014 and may receive up to an additional $8.0 million from the Texas Enterprise Fund in multiple installments, provided that we meet certain new employment levels in the State of Texas. We are responsible for maintaining the jobs until January 2022. If we eliminate jobs for which we have drawn funds, we are subject to a clawback on the amounts we have drawn plus 3.4% interest on such amounts per year. As of December 31, 2014, the $14.0 million received was deferred and recorded as other non-current liabilities. Amounts will be recognized into income upon the achievement of the performance criteria and the determination that the cash is no longer refundable to the State of Texas.

8. Stockholders' Equity

Common Stock

At December 31, 2013 and 2014, we had 141,123,904 and 140,945,171 shares of our common stock legally issued and outstanding, respectively.

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

Preferred Stock

As of December 31, 2013 and 2014, there were 50 million authorized shares of preferred stock, of which none was issued or outstanding.

Share Repurchase Program

On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock over the next two years. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions.

On November 12, 2014, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution to repurchase an aggregate $200 million of our common stock. Under the ASR agreement, we paid $200 million to the financial institution and received an initial delivery of 3.3 million shares of common stock which were subsequently retired. The final number of shares repurchased under the ASR agreement will be based generally upon the average daily volume weighted average price of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. If the actual number of shares to be repurchased under the agreement exceeds the number of shares initially delivered, we will receive the excess shares at the end of the repurchase period. If the number of shares initially delivered exceeds the actual number of shares to be repurchased, we will either deliver shares of common stock or make a cash payment to the financial institution at our election. Final settlement is expected to occur within the first six months of 2015. The payment of $200 million was accounted for as a reduction to stockholders' equity in our Consolidated Balance Sheet.

We reflected the ASR agreement as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to our common stock. The forward contract met all the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.

9. Share-Based Compensation

In December 2007, we adopted our 2007 Long-Term Incentive Plan (the "2007 Stock Plan"). Under the 2007 Stock Plan, incentive and non-qualified stock options or rights to purchase common stock may be granted to eligible participants. In addition to stock options, we may grant other equity awards such as stock appreciation rights, restricted stock awards, restricted stock units, performance awards, cash-based awards, and dividend equivalents. All awards, excluding incentive stock options, may be granted under the plan to employees, officers, directors, or any other non-employee service provider to the company. Incentive stock options may be granted only to employees of the company or a subsidiary. The exercise price of a stock option granted under the 2007 Stock Plan will be determined by the Compensation Committee at the time the option is granted and generally may not be less than 100% of the fair market value of a share of common stock as of the date of grant. The 2007 Stock Plan had an automatic share reserve increase effective the first day of each fiscal year, from 2009 through 2012. For fiscal year 2012, this resulted in an increase of approximately 5.9 million shares available under our Stock Plans.

At our 2014 annual meeting of the stockholders, our stockholders approved certain amendments to the 2007 Stock Plan. The amendments included, among other things, adding 11.4 million shares available for future grants and requiring new grants of restricted stock, restricted stock units, performance units and performance shares to count against the numerical limits of the 2007 Stock Plan as 1.93 shares for every one share that is subject to such an award.

The following have been granted under our 2007 Stock Plan: stock options, restricted stock units ("RSUs") and restricted stock awards ("RSAs"). Collectively, all such grants are referred to as "awards." All awards deduct one share from the 2007 Stock Plan shares available for issuance for each share granted, except as described above. To the extent awards granted under the 2007 Stock Plan terminate, expire or lapse, shares subject to such awards generally will again be available for future grant.

In addition to the 2007 Stock Plan, we also maintain the 2005 Stock Plan and plans assumed through acquisitions, collectively referred to as the Stock Plans. Options are priced to be at least 100% of our common stock’s fair market value at the date of grant. Options have generally been granted for terms of either seven or ten years and generally vest ratably over a four-year period or cliff-vest at the third anniversary date of the grant.

As of December 31, 2014, the total number of shares authorized, outstanding and available for future grants under the Stock Plans was as follows:

Plan Name	Shares Authorized	Shares Outstanding	Shares Available for Future Grants
Amended and Restated 2007 Long-Term Incentive Plan	40,189,197	10,269,849	13,290,221
Other Stock Plans	11,740,760	789,247	—
Total	51,929,957	11,059,096	13,290,221

The composition of the equity awards outstanding as of December 31, 2013 and 2014 was as follows:

	December 31, 2013	December 31, 2014
Restricted stock	3,538,271	4,305,323
Stock options	9,487,570	6,753,773
Total outstanding awards	13,025,841	11,059,096

Restricted Stock

The following table summarizes our RSU and RSA activity for the year ended December 31, 2014:

	Number of Units or Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2013	3,538,271	$28.79
Granted	3,236,458	$34.87
Released	(1,609,215)	$19.61
Cancelled	(860,191)	$39.39
Outstanding at December 31, 2014	4,305,323	$34.49

Expected to vest after December 31, 2014*	3,572,970	$36.62
*Includes reduction of shares outstanding due to estimated forfeitures

The weighted-average grant-date fair value of RSUs and RSAs granted during 2012 and 2013 was $51.78 and $39.24, respectively. The total pre-tax intrinsic value of the RSUs and RSAs released during 2012, 2013 and 2014 was $75.5 million, $29.7 million and $52.7 million, respectively.

In February 2009, our board approved grants of RSUs to our former chief executive officer and another member of the executive team. A total of 2,000,000 RSUs were granted. The vesting of these RSUs was dependent on the company’s total shareholder return ("TSR") on its common stock compared to other companies in the Russell 2000 Index. In addition, the company’s TSR had to be positive for vesting to occur. Of the total RSUs granted, 1,050,000 had a measurement period at the end of three years. The company's TSR was compared to the Russell 2000 Index in February 2012, and it was determined that the required market results were met. The remaining 950,000 RSUs had a measurement period at the end of five years. The company's TSR was compared to the Russell 2000 Index in February 2014, and it was determined that the required market results were met.

During the period from 2010 through 2013, certain members of our executive team received RSUs and/or RSAs that contained vesting conditions dependent upon predetermined market results measured at the end of three years. The fair values of these market-vesting awards were measured using a Monte Carlo simulation based on the date of grant, and share-based compensation expense is recognized ratably over the three-year vesting period. During 2014, 38,502 of these awards reached their measurement date. The predetermined market results were not met and the awards were cancelled with no shares being issued. As of December 31, 2014, 291,689 of these awards remain outstanding with measurement dates occurring throughout 2016.

In 2014, we granted 3,236,458 RSUs, of which 2,867,873 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date. The fair value of these service-vesting awards is measured based on the closing fair market value of our common stock on the date of grant, and share-based compensation expense is recognized ratably over the four-year service period. The remaining 368,585 awards were granted to members of our executive team. The vesting of these awards is dependent upon the attainment of predetermined financial performance results over the next two to four years. The fair values of these performance-vesting awards is measured based on the closing fair market value of our common stock on the date of grant, and share-based compensation expense is recognized ratably over the company's best estimate of the period over which the performance condition will be met.

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2014:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	9,487,570	$30.37	5.10	$117,886
Granted	339,807	$37.80
Exercised	(1,838,380)	$14.62
Forfeited	(1,008,735)	$43.30
Expired	(226,489)	$44.67
Outstanding at December 31, 2014	6,753,773	$32.62	4.21	$104,330

Vested and exercisable at December 31, 2014	3,962,344	$24.16	3.53	$93,847

Vested and exercisable at December 31, 2014 and expected to vest thereafter*	6,367,890	$31.90	4.14	$102,959
*Includes reduction of shares outstanding due to estimated forfeitures

The stock options granted in 2012, 2013 and 2014 vest as the employee continues to be employed with us, in four equal installments, on each of the first, second, third and fourth anniversaries of the grant date and have a term of seven years. Included in the 339,807 stock options granted during 2014 are 106,200 stock options granted to certain members of our executive team that will become eligible to vest over four equal installments as the executive continues to be employed with us once predetermined market results are attained. The fair values of these market-vesting options were measured using a Monte Carlo simulation based on the date of grant, and share-based compensation expense is recognized ratably over the four-year vesting period.

The total pre-tax intrinsic value of the stock options exercised during 2012, 2013 and 2014 was $193.1 million, $76.4 million and $44.1 million, respectively.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Years Ended December 31,
	2012	2013	2014
Expected stock volatility	56% - 58%	46% - 47%	46% - 48%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.50% - 0.77%	0.57% - 0.93%	1.08% - 1.27%
Expected life	4.00 - 4.75 years	3.79 years	3.82 years
Weighted-average grant-date fair value of options granted during the year	$24.38	$15.86	$15.34

Employee Stock Purchase Plan

An Employee Stock Purchase Plan (the "ESPP") for U.S. employees was approved by the company's board of directors in 2011 and adopted by the company on January 1, 2012. Under the ESPP, eligible employees may purchase a limited number of shares of the company's common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The ESPP is made up of a series of offering periods. Each offering period has a maximum term of 24 months and is divided into semi-annual purchase intervals. Eligible employees may enroll at the beginning of any semi-annual purchase interval. During 2014, we issued 203,469 shares through the ESPP.

The fair value on each enrollment date was determined using the Black-Scholes option-pricing model. The following table presents the assumptions used to estimate the fair values of the shares granted through the ESPP in the periods presented:

	Years Ended December 31,
	2013	2014
Expected stock volatility	32% - 62%	42% - 56%
Expected dividend yield	—%	—%
Risk-free interest rate	0.09% - 0.34%	0.06% - 0.47%
Expected life	0.5 - 2.0 years	0.5 - 2.0 years
Weighted-average grant-date fair value of shares granted during the year	$16.04	$12.83

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Year Ended December 31,
(in thousands)	2012	2013	2014
Cost of revenue	$9,592	$12,584	$16,446
Research and development	4,856	8,168	12,581
Sales and marketing	6,379	7,317	9,573
General and administrative	20,719	31,576	31,405
Pre-tax share-based compensation	41,546	59,645	70,005
Less: Income tax benefit	(15,477)	(20,080)	(21,515)
Total share-based compensation expense, net of tax	$26,069	$39,565	$48,490

As of December 31, 2014, there was $175.4 million of total unrecognized compensation cost related to restricted stock, options and the ESPP, which will be amortized using the straight-line method over a weighted-average period of 2.6 years.

10. Taxes

The provision for income taxes consisted of:

	Year Ended December 31,
(In thousands)	2012	2013	2014
Current:
Federal	$38,720	$35,912	$38,318
Foreign	19,248	12,071	11,083
State	4,296	4,121	5,337
Total current	62,264	52,104	54,738

Deferred:
Federal	1,359	(3,886)	(2,425)
Foreign	(910)	(1,621)	(2,878)
State	(124)	(2,575)	(384)
Total deferred	325	(8,082)	(5,687)

Total provision for income taxes	$62,589	$44,022	$49,051

Income before income taxes included income from foreign operations of approximately $61.6 million, $39.7 million and $64.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2012	2013	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5%	0.7%	1.7%
Tax rate differentials for international jurisdictions	-2.0%	-3.8%	-10.5%
Permanent differences	1.1%	1.6%	3.5%
Deferred impact of intercompany transfers	1.9%	3.5%	3.2%
Research and development credit (current year)	—%	-3.1%	-2.1%
Other, net	-0.2%	-0.2%	-0.1%
Effective tax rate	37.3%	33.7%	30.7%

The tax rate differential for international jurisdictions has increased from 2013 to 2014 as an increased portion of our profits were earned outside the U.S. Permanent differences increased from 2013 to 2014 due to an increase in nondeductible items in 2014.

In December 2014, the U.S. Tax Increase Prevention Act of 2014 was signed into law which reinstated the Federal research credit, bonus depreciation and other expired subsidiaries. The extension of the Federal research credit resulted in a reduction of our effective tax rate in 2014. Unless the Federal research credit is extended in future periods, we expect an increase in our effective tax rate for years after 2014.

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of our deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2013	December 31, 2014
Deferred tax assets:
Share-based compensation	$23,487	$27,158
State income taxes	2,293	2,205
Vacation accruals	5,235	3,502
Deferred revenue	3,793	5,322
Deferred rent	13,736	16,195
Accruals not currently deductible	7,850	8,386
Net operating loss carryforwards	3,534	4,832
Foreign tax credit	1,723	1,723
Research and development credits	13,871	13,341
Other	3,703	4,318
Total gross deferred tax assets	79,225	86,982

Deferred tax liabilities:
Depreciation	125,209	134,596
Prepaids	2,981	4,002
Other	107	60
Total gross deferred tax liabilities	128,297	138,658

Net deferred tax liabilities	$(49,072)	$(51,676)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Valuation allowances were established in the year ended December 31, 2014 for an immaterial amount of foreign tax credits that are expected to expire before they are utilized. For the rest of the deferred tax assets, valuation allowances were not deemed necessary based upon the determination that future profits are anticipated to utilize deferred tax assets in the future.

The company has not recognized a deferred tax liability for undistributed earnings of its foreign subsidiaries because such earnings are considered indefinitely invested in a foreign country. As of December 31, 2014, undistributed earnings of the company’s foreign subsidiaries considered indefinitely invested were $221.0 million. We intend to reinvest these earnings in active non-U.S. business operations and do not currently intend to repatriate these earnings to fund U.S. operations through either a dividend, liquidation or other means. In addition, estimates of future domestic cash generation will be sufficient to meet future domestic cash needs. Further, it is expected that the undistributed earnings of the company's foreign subsidiaries will be used to fund the additional investments made outside of the U.S. The determination of the amount of unrecognized deferred tax liability related to undistributed earnings is not practicable because of the complexities of the hypothetical calculation.

We have $199.9 million of federal net operating loss carryforwards and $22.2 million of federal tax credit carryforwards expiring at various dates through 2034. Of the $199.9 million of federal net operating loss carryforwards, $196.6 million are due to gross excess tax benefits from stock option exercises that have not been recorded as of December 31, 2014. We have $3.9 million of foreign net operating loss carryforwards, which have an indefinite expiration date.

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

A reconciliation of our unrecognized tax benefits, excluding accrued interest, for 2013 and 2014 is as follows:

(In thousands)	2013	2014
Balance, beginning of year	$18,664	$23,246
Additions based on tax positions related to the current year	3,919	2,523
Additions for tax positions of prior years	663	3,633
Reduction for statute expiration	—	(930)
Reductions for tax positions of prior years	—	(7,440)
Balance, end of year	$23,246	$21,032

Unrecognized tax benefits of $23.2 million and $21.0 million for 2013 and 2014, respectively, are included in other non-current liabilities on the balance sheet. At December 31, 2013 and 2014, respectively, approximately $8.2 million and $13.1 million of these unrecognized tax benefits, if recognized, would favorably impact our effective tax rate in any future period. Also included in the balance of unrecognized tax benefits at December 31, 2014 are liabilities of $7.9 million that, if recognized, would be recorded as an adjustment to other current and non-current assets. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters within income tax expense on our consolidated statements of comprehensive income. Accrued interest and penalties as of December 31, 2013 and 2014 were not material.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2009 through 2014 and in the international jurisdictions in which we operate for varying periods from 2007 through 2014. We currently have income tax examinations open in the State of California for 2010, 2011 and 2012, and the United Kingdom for 2012. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

Other

During 2014 we did not receive any federal income tax refunds. We experienced taxable profits in the U.S. and U.K. in 2014 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation. As a result, we have recognized an excess tax benefit in the U.S. and U.K.

During 2011, 2012 and 2013, Rackspace US, Inc. sold certain intangible assets to a wholly-owned offshore subsidiary in taxable transactions. As a result of the transactions, there is an asset on the consolidated balance sheet as of December 31, 2014 of $27.4 million (of which $23.8 million was recorded in other non-current assets) that will be amortized through income tax expense over the lives of the applicable intangible assets. Although the transactions were taxable, the resulting gains were entirely offset against existing net operating losses, including excess stock compensation deductions. Thus, there was no cash tax impact from the sales of the intangible assets.

11. Segment Information

We operate as one reportable segment based upon a number of factors including the basis for our budget and forecasts, the overall organization and management structure, and the consolidated financial information regularly used by our chief executive officer, who is the chief operating decision maker, to make key operating decisions and to assess performance. Since we operate in one reportable segment, all relevant financial information used to allocate resources and assess performance can be found in the consolidated financial statements.

Total net revenue by our product categories was as follows:

	Year Ended December 31,
	2012	2013	2014
Dedicated Cloud	$1,005,165	$1,119,636	$1,254,666
Public Cloud	304,074	415,150	539,691
Total net revenue	$1,309,239	$1,534,786	$1,794,357

Prior to 2014, revenue was attributed to geographic location based on the Rackspace operating location that entered into the contractual relationship with the customer, either the U.S. or International, primarily the U.K. Total net revenue by geographic region in 2012 and 2013 was as follows:

	Year Ended December 31,
(In thousands)	2012	2013
United States	$973,733	$1,133,645
International	335,506	401,141
Total net revenue	$1,309,239	$1,534,786

Beginning in 2014, we attribute revenue to geographic location based on the customer's billing address, either the U.S. or International, primarily the U.K. While the geographic information is not significantly different from the current method, we believe the customer billing address is the best indicator of customer location. Due to system limitations, we have determined that it is impracticable to restate the 2012 revenue information on this basis. Total net revenue by geographic region in 2013 and 2014 based upon the customer's billing address was as follows:

	Year Ended December 31,
(In thousands)	2013	2014
United States	$1,076,248	$1,232,136
International	458,538	562,221
Total net revenue	$1,534,786	$1,794,357

Our long-lived assets are primarily located in the U.S. and the U.K., and to a lesser extent Hong Kong and Australia. Property and equipment, net by geographic region was as follows:

(In thousands)	December 31, 2013	December 31, 2014
United States	$654,507	$718,305
International	236,269	339,379
Total property and equipment, net	$890,776	$1,057,684

12. Employee Benefit Plans

We sponsor defined contribution plans whereby employees may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The plans also include a discretionary employer contribution. During 2012, 2013 and 2014, contribution expense recognized for these plans was $7.4 million, $10.3 million and $13.2 million, respectively.

SUPPLEMENTARY FINANCIAL DATA
(UNAUDITED)

	Quarters Ended
(In thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net revenue	$362,200	$375,847	$388,636	$408,103
Cost of revenue	$113,610	$117,658	$127,404	$133,821
Net income	$27,261	$22,367	$16,311	$20,798
Net income per share - basic	$0.20	$0.16	$0.12	$0.15
Net income per share - diluted	$0.19	$0.16	$0.11	$0.14

	Quarters Ended
(In thousands, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenue	$421,047	$441,112	$459,776	$472,422
Cost of revenue	$140,417	$145,051	$142,954	$153,912
Net income	$25,446	$22,451	$25,740	$36,916
Net income per share - basic	$0.18	$0.16	$0.18	$0.26
Net income per share - diluted	$0.18	$0.16	$0.18	$0.26

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Disclosed Material Weakness

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, management concluded there was a material weakness in the design and operating effectiveness of controls over the recognition, measurement, and disclosure of complex real estate development and lease arrangements. Specifically, we have entered into multiple complex real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects. While the independent developers legally own the real estate projects and must finance the overall construction, we agreed to fund certain structural improvements and/or retain obligations related to certain potential construction cost overruns which have triggered an accounting requirement to include construction costs in progress and a related long-term finance lease liability on our consolidated balance sheets as though we are the owner of the asset during the construction period. Our original assessment on the appropriate accounting treatment for these development and lease agreements was incorrect. The material weakness resulted in misstatements in our consolidated financial statements, specifically including a non-material change to the previously released unaudited balance sheet as of December 31, 2013, which we had disseminated in our fourth quarter and year-end earnings release and furnished in a Form 8-K on February 10, 2014. See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 9 - Leases" of our Form 10-K for the year ended December 31, 2013 for information on the effect that such leases had on our consolidated financial statements.

To remediate this material weakness, we enhanced our process around identifying and reviewing complex real estate development and lease agreements by (i) formalizing the process of timely identifying the origination of transactions with development and lease arrangements; (ii) implementing more comprehensive procedures for the accounting review of such transactions; (iii) creating a formal checklist of accounting provisions to be considered and evaluated during the review process; (iv) creating specific documentation standards of how accounting provisions were identified, considered and concluded upon; (v) developing more robust review standards and (vi) implementing new internal controls. We have completed the documentation and testing of the design and effectiveness of the corrective actions described herein and, as of December 31, 2014, have concluded that the previously disclosed material weakness related to the recognition, measurement, and disclosure of complex real estate development and lease arrangements has been remediated.

As of December 31, 2014, our chief executive officer and chief financial officer have each concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of our company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

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

(b) Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

Other than the remediation of the previously disclosed material weakness related to the recognition, measurement, and disclosure of complex real estate development and lease arrangements, there were no changes in our internal controls over financial reporting during our most recent fiscal year reporting period identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Hosting’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Hosting's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1)	The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	Any financial statement schedules required to be filed as part of this report are set forth in section (c) below.

(b) Exhibits - See the Index to Exhibits at the end of this report, which is incorporated by reference.

(c) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

•Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(In thousands)	Beginning Balance	Additions (1)	Write-offs of Accounts Receivable and Credit Memos Paid	Ending Balance
Allowance for doubtful accounts and customer credits for the years ending December 31:
2012	$3,420	$18,863	$(18,047)	$4,236
2013	$4,236	$16,875	$(17,220)	$3,891
2014	$3,891	$16,562	$(15,119)	$5,334

(1)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for customer credits are charged to revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

Rackspace Hosting, Inc.
Date:	March 2, 2015	By:	/s/ WILLIAM TAYLOR RHODES
William Taylor Rhodes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM TAYLOR RHODES	President and Chief Executive Officer	March 2, 2015
William Taylor Rhodes	(Principal Executive Officer)

/s/ KARL PICHLER	Chief Financial Officer and Treasurer	March 2, 2015
Karl Pichler	(Principal Financial Officer)

/s/ JOSEPH SAPORITO	Chief Accounting Officer	March 2, 2015
Joseph Saporito	(Principal Accounting Officer)

/s/ GRAHAM WESTON	Chairman	March 2, 2015
Graham Weston

/s/ S. JAMES BISHKIN	Director	March 2, 2015
S. James Bishkin

Director
Kevin Costello

/s/ OSSA FISHER	Director	March 2, 2015
Ossa Fisher

/s/ SAM GILLILAND	Director	March 2, 2015
Sam Gilliland

Director
John Harper

/s/ MARK P. MELLIN	Director	March 2, 2015
Mark P. Mellin

/s/ LEW MOORMAN	Director	March 2, 2015
Lew Moorman

/s/ FRED REICHHELD	Director	March 2, 2015
Fred Reichheld

/s/ LILA TRETIKOV	Director	March 2, 2015
Lila Tretikov

INDEX TO EXHIBITS

Exhibits	Description

3.1(A)	Form of Restated Certificate of Incorporation of the Registrant (2)
3.1(B)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of Rackspace Hosting, Inc. (19)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Founder's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
4.3	Investor's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
10.1	2003 Stock Option Plan and form of agreement thereunder (1)
10.2	Webmail.us., Inc. 2004 Stock Incentive Plan, as amended in 2006 (1)
10.3	2005 Non-Qualified Stock Option Plan and form of agreement thereunder (1)
10.4
Global Amendment to the Registrant's 1999 Assumed Stock Option Plan, 2003 Stock Option Plan, 2005 Non-Qualified Stock Option Plan, Webmail.us, Inc. 2004 Stock Incentive Plan and Amended and Restated 2007 Long-Term Incentive Plan (2)

10.5(A)*	2007 Long-Term Incentive Plan as Amended and Restated
10.5(B)	Form of RSU Agreement Under 2007 Long-Term Incentive Plan (Time-Based) (5)
10.5(C)	Form of RSU Agreement Under 2007 Long-Term Incentive Plan (Performance-Based) (5)
10.5(D)	Form of RSU Agreement Under 2007 Long-Term Incentive Plan (SLT Performance-Based) (13)
10.5(E)	Rules of the Rackspace Hosting, Inc. 2010 HM Revenue & Customs U.K. Approved Sub-plan (11)
10.5(F)	Form of the 2010 HM Revenue & Customs U.K. Approved Sub-plan, Notice of Grant of Stock Options (11)
10.5(G)	Notice of Grant of RSUs for Outside Directors (21)
10.6(A)	Economic Development Agreement between the State of Texas and Rackspace US, Inc., dated August 1, 2007 (1)
10.6(B)	Amendment Number One to the Economic Development Agreement between the State of Texas and Rackspace US, Inc. (7)
10.7	Ground Lease Agreement, dated August 2, 2007, between Windcrest Economic Development Corporation and Rackspace US, Inc., as amended on April 24, 2008 (1)
10.8	City Economic Development Grant Agreement between the City of Windcrest, Texas and Rackspace US, Inc., dated August 2, 2007 (1)
10.9	County Economic Development Grant Agreement between Bexar County, Texas and Rackspace US, Inc., dated August 2, 2007 (1)
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

10.13(C)	Third Amendment to Lease Agreement, dated January 8, 2008, between CLPF-Heritage Four, L.P. and Rackspace DAL1DC Management LLC (1)
10.14	Agreement for Lease, dated April 2, 2007, between Slough Trading Estate Limited and Rackspace Managed Hosting Limited (1)
10.15	Form of Indemnification Agreement for directors and officers (2)

Exhibits	Description
10.16	Rackspace US, Inc. Deferred Compensation Plan (3)
10.17	Form of Share Option Agreement (U.K.) (4)
10.18	Rackspace Standard Form of Employment Agreement (5)
10.19	Non-employee Director Compensation Schedule, Approved November 2011 (21)
10.20(A)†	Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc., dated February 5, 2009 (6)
10.20(B)	First Amendment to Lease Agreement by and between Grizzly Ventures LLC and Rackspace US, Inc., dated October 1, 2009 (9)
10.21(A)†	Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated July 31, 2009 (8)
10.21(B)†	First Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated May 4, 2010 (12)
10.21(C)†	Second Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated February 24, 2011 (15)
10.21(D)†	Fourth Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated August 19, 2011 (17)
10.21(E)	Fifth Amendment to Lease Agreement by and between Tarantula Ventures LLC and Rackspace US, Inc., dated January 6, 2012 (18)
10.22†	Agreement for Lease between Digital Realty (St. Denis SARL) and Rackspace Limited, dated January 11, 2013 (24)
10.23	Employment Agreement between Rackspace US, Inc. and Mark Roenigk, dated December 14, 2009 (10)
10.24	Property Lease by and among Rackspace Limited, Hyde Park GP Limited and Hyde Park Nominee Limited, dated August 18, 2010 (14)
10.25(A)	Revolving Credit Agreement, dated September 26, 2011, by and between Rackspace Hosting, Inc. and JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Bank, and Wells Fargo Bank, N.A. (20)
10.25(B)
Guarantee Agreement, dated September 26, 2011, by Guarantors of Rackspace Hosting, Inc., in favor of JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders pursuant to the Revolving Credit Agreement dated September 26, 2011 (16)

10.26†	Lease Agreement by and between Collins Technology Park Partners, LLC, and Rackspace US, Inc., dated December 29, 2011 (18)
10.27	Employment Offer Letter for Joe Saporito, dated January 16, 2012 (21)
10.28	Compensation Agreement between Rackspace US, Inc. and Karl Pichler, dated January 27, 2012 (18)
10.29	Lease Agreement by and between Fox Properties LLC and Rackspace US, Inc., dated April 26, 2012 (22)
10.30	Cash Bonus Plan (23)
10.31	2008 Employee Stock Purchase Plan and form of agreement thereunder (2)
10.32	2008 Employee Stock Purchase Plan- Share Incentive Sub-Plan (25)
10.33	Office Building Lease Agreement, dated February 22, 2000, between Santa Clara Land Company, Ltd. and the Registrant, as amended on March 30, 2000, December 9, 2004, and March 1, 2007 (1)
10.34	Storage Lease, effective March 1, 2004, between Santa Clara Land Company, Ltd. and the Registrant (2)
10.35(A)	Lease Agreement, dated January 28, 2008, between Santa Clara Land Company, Ltd. and Rackspace US, Inc. (1)
10.35(B)	First Amendment to Office Building Lease Agreement between Santa Clara and Company, Ltd. and Rackspace US, Inc., dated July 10, 2008 (3)
10.36(A)	Employment Agreement between Rackspace US, Inc. and William Taylor Rhodes, dated January 13, 2014 (27)
10.36(B)	Amended and Restated Employment Agreement between Rackspace US, Inc. and William Taylor Rhodes, dated September 16, 2014 (28)
10.37	Separation Agreement and Release between Rackspace US, Inc., Rackspace Hosting Inc., and A. Lanham Napier, dated February 5, 2014 (27)
10.38	Inducement Equity Incentive Plan, effective February 24, 2014 (27)

Exhibits	Description
10.39*	Fixed Dollar Accelerated Share Repurchase Transaction, dated November 12, 2014, between Morgan Stanley & Co. LLC and Rackspace Hosting, Inc.
21.1	List of Subsidiaries of the Registrant (26)
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

†
Confidential treatment has been requested for portions of these exhibits. These portions have been omitted from this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-150469), filed April 25, 2008.

(2)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-150469), filed June 18, 2008.

(3)	Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-150469), filed July 15, 2008.

(4)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-153009), filed February 4, 2009.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2008 (File No. 001-34143), filed March 2, 2009.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 001-34143), filed May 12, 2009.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed July 30, 2009.

(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 (File No. 001-34143), filed August 13, 2009.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 (File No. 001-34143), filed November 12, 2009.

(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2009 (File No. 001-34143), filed February 26, 2010.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File No. 001-34143), filed May 6, 2010.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (File No. 001-34143), filed August 9, 2010.

(13)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed August 27, 2010.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010 (File No. 001-34143), filed November 9, 2010.

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 (File No. 001-34143), filed May 10, 2011.

(16)	Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 001-34143), filed September 29, 2011.

(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 (File No. 001-34143), filed November 8, 2011.

(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2011 (File No. 001-34143), filed February 17, 2012.

(19)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed March 21, 2012.

(20)	Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 001-34143), filed May 2, 2012.

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012 (File No. 001-34143), filed May 9, 2012.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012 (File No. 001-34143), filed August 9, 2012.

(23)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2012 (File No. 001-34143), filed March 1, 2013.

(24)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the Quarter ended March 31, 2013 (File No. 001-34143), filed December 31, 2013.

(25)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34143), filed August 9, 2013.

(26)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013 (File No. 001-34143), filed March 3, 2014.

(27)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014 (File No. 001-34143), filed May 12, 2014.

(28)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File No. 001-34143), filed November 10, 2014.