Form 10-Q
period 2015-03-31
RACKSPACE HOSTING, INC.
filed 2015-05-11
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

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

On May 7, 2015, 142,818,367 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

References to “we,” “our,” “our company,” “us,” “the company,” “Rackspace Hosting,” or “Rackspace” refer to Rackspace Hosting, Inc. and its consolidated subsidiaries. We have made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss in greater detail many of these risks, uncertainties and other factors in Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors,” within our Annual Report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in “Risk Factors” within our Annual Report and elsewhere in this report could harm our business.

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

TRADEMARKS AND SERVICE MARKS

Rackspace® and Fanatical Support® are service marks of Rackspace US, Inc. registered in the United States and other countries. Other trademarks and tradenames appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ tradenames, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	December 31, 2014	March 31, 2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213.5	$275.7
Accounts receivable, net of allowance for doubtful accounts and customer credits of $5.3 as of December 31, 2014 and $6.5 as of March 31, 2015	156.5	154.0
Deferred income taxes	9.3	8.0
Prepaid expenses	33.6	32.3
Other current assets	8.8	9.1
Total current assets	421.7	479.1

Property and equipment, net	1,057.7	1,068.8
Goodwill	81.1	81.1
Intangible assets, net	16.6	14.6
Other non-current assets	47.2	48.7
Total assets	$1,624.3	$1,692.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137.3	$135.1
Accrued compensation and benefits	66.7	68.8
Income and other taxes payable	11.8	10.9
Deferred revenue	20.9	24.6
Capital lease obligations	15.0	9.9
Debt	25.1	0.1
Total current liabilities	276.8	249.4

Non-current liabilities:
Deferred revenue	1.4	1.5
Capital lease obligations	1.5	0.8
Finance lease obligations for build-to-suit leases	117.4	146.6
Deferred income taxes	71.2	60.8
Deferred rent	49.9	50.0
Other liabilities	32.3	30.3
Total liabilities	550.5	539.4

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 140,945,171 shares issued and outstanding as of December 31, 2014; 142,694,732 shares issued and outstanding as of March 31, 2015	0.1	0.1
Additional paid-in capital	696.0	757.9
Accumulated other comprehensive loss	(20.7)	(31.9)
Retained earnings	398.4	426.8
Total stockholders’ equity	1,073.8	1,152.9
Total liabilities and stockholders’ equity	$1,624.3	$1,692.3

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2014	2015

Net revenue	$421.0	$480.2
Costs and expenses:
Cost of revenue	140.4	161.3
Research and development	25.2	32.0
Sales and marketing	57.4	59.0
General and administrative	71.1	86.6
Depreciation and amortization	87.8	96.9
Total costs and expenses	381.9	435.8
Income from operations	39.1	44.4
Other income (expense):
Interest expense	(0.5)	(0.4)
Interest and other income (expense)	0.3	(2.0)
Total other income (expense)	(0.2)	(2.4)
Income before income taxes	38.9	42.0
Income taxes	13.5	13.6
Net income	$25.4	$28.4

Other comprehensive income, net of tax
Foreign currency translation adjustments	$2.9	$(11.2)
Other comprehensive income (loss)	2.9	(11.2)
Comprehensive income	$28.3	$17.2

Net income per share
Basic	$0.18	$0.20
Diluted	$0.18	$0.20

Weighted average number of shares outstanding
Basic	141.0	141.4
Diluted	143.8	144.2

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2015
Cash Flows From Operating Activities
Net income	$25.4	$28.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.8	96.9
Deferred income taxes	(10.1)	(14.7)
Share-based compensation expense	12.7	20.0
Excess tax benefits from share-based compensation arrangements	(15.1)	(20.2)
Other operating activities	2.0	2.8
Changes in operating assets and liabilities:
Accounts receivable	3.9	(1.8)
Prepaid expenses and other current assets	3.3	0.8
Accounts payable, accrued expenses, and other current liabilities	30.3	26.9
Deferred revenue	(2.1)	4.3
Deferred rent	2.3	0.4
Other non-current assets and liabilities	1.3	1.5
Net cash provided by operating activities	141.7	145.3

Cash Flows From Investing Activities
Purchases of property and equipment	(85.0)	(92.5)
All other investing activities	0.5	0.7
Net cash used in investing activities	(84.5)	(91.8)

Cash Flows From Financing Activities
Principal payments of capital and build-to-suit leases	(12.5)	(5.6)
Repayments of debt	(0.1)	(25.1)
Payments for deferred acquisition obligations	(0.1)	(0.1)
Receipt of Texas Enterprise Fund grant	5.5	—
Shares of common stock withheld for employee taxes	(13.6)	—
Proceeds from employee stock plans	2.1	21.8
Excess tax benefits from share-based compensation arrangements	15.1	20.2
Net cash provided by (used in) financing activities	(3.6)	11.2

Effect of exchange rate changes on cash and cash equivalents	0.5	(2.5)

Increase in cash and cash equivalents	54.1	62.2

Cash and cash equivalents, beginning of period	259.7	213.5

Cash and cash equivalents, end of period	$313.8	$275.7

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$0.5	$0.3
Cash payments for income taxes, net of refunds	$0.9	$3.8

Non-cash Investing and Financing Activities
Acquisition of property and equipment by capital leases	$0.9	$—
Increase (decrease) in property and equipment in accounts payable and accrued expenses	14.8	(2.3)
Non-cash purchases of property and equipment	$15.7	$(2.3)

Additional finance lease obligations for build-to-suit leases and other	$17.6	$35.1

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

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income (loss). There were no income taxes allocated to foreign currency translation adjustments during the three months ended March 31, 2014 or 2015.

Unaudited Interim Financial Information

The accompanying consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2014 and 2015, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015 (the "2014 Annual Consolidated Financial Statements"). The unaudited interim consolidated financial statements have been prepared on the same basis as the 2014 Annual Consolidated Financial Statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2015, our results of operations for the three months ended March 31, 2014 and 2015, and our cash flows for the three months ended March 31, 2014 and 2015.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015, or for any other interim period, or for any other future year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and customer credits, property and equipment, fair values of intangible assets and goodwill, useful lives of intangible assets, fair value of share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from our estimates.

Significant Accounting Policies and Estimates

Our 2014 Annual Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended March 31, 2015.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires capitalization of incremental costs to obtain a contract and significantly expanded quantitative and qualitative disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, however, the FASB has proposed a one year deferral of the effective date. If this proposal is approved, early adoption would be permitted as of the original effective date. Upon adoption, the new guidance will be applied retrospectively using one of two methods. One method is to apply the guidance retrospectively to each prior period presented with practical expedients available. The second method is to apply the guidance retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. We are evaluating the impact on our consolidated financial statements of adopting this new accounting standard.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(In millions, except per share data)	2014	2015
Basic net income per share:
Net income	$25.4	$28.4
Weighted average shares outstanding:
Common stock	141.0	141.4
Number of shares used in per share computations	141.0	141.4
Net income per share	$0.18	$0.20

Diluted net income per share:
Net income	$25.4	$28.4
Weighted average shares outstanding:
Common stock	141.0	141.4
Stock options, awards and employee share purchase plans	2.8	2.8
Number of shares used in per share computations	143.8	144.2
Net income per share	$0.18	$0.20

We excluded 6.9 million and 2.5 million potential common shares from the computation of dilutive net income per share for the three months ended March 31, 2014 and 2015, respectively, because the effect would have been anti-dilutive.

3. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in millions)	Estimated Useful Lives				December 31, 2014	March 31, 2015
Computers and equipment	3	-	5	years	$1,495.2	$1,538.4
Computer software	1	-	5	years	318.9	338.2
Furniture and fixtures	7	years			56.7	58.3
Buildings and leasehold improvements	2	-	30	years	253.6	301.7
Land					27.9	27.4
Property and equipment, at cost					2,152.3	2,264.0
Less accumulated depreciation and amortization					(1,249.5)	(1,317.1)
Work in process					154.9	121.9
Property and equipment, net					$1,057.7	$1,068.8

At December 31, 2014, the work in process balance consisted of build outs of $51.3 million for office facilities, $80.5 million for data centers, and $23.1 million for capitalized software and other projects. At March 31, 2015, the work in process balance consisted of build outs of $59.7 million for office facilities, $46.2 million for data centers, and $16.0 million for capitalized software and other projects. During the first quarter of 2015, we placed into service and began depreciating $51.4 million of construction costs related to the completed portion of a data center in the U.K., for which we are deemed the owner for accounting purposes. See Note 4. "Build-to-Suit Leases" for more information.

For the three months ended March 31, 2015, we capitalized non-cash interest of $1.8 million related to finance lease obligations for build-to-suit leases. There was no interest capitalized during the three months ended March 31, 2014.

4. Build-to-Suit Leases

We have entered into multiple complex real estate development and build-to-suit lease arrangements with independent real estate developers to design, construct and lease certain real estate projects. While the independent developers legally own the real estate projects and must finance the overall construction, we agreed to fund certain structural improvements and/or retain obligations related to certain potential construction cost overruns. As a result of our involvement during the construction period, we are considered the owner of the construction project, for accounting purposes only. We have recorded construction costs for these projects as an asset and a corresponding long-term liability within "Property and equipment, net" and "Finance lease obligations for build-to-suit leases," respectively, on our consolidated balance sheets.

When construction of a project is complete, we evaluate whether the build-to-suit lease arrangement qualifies for sales recognition under sale-leaseback accounting guidance. If the lease meets the criteria to qualify as a sale-leaseback, the asset and liability can be derecognized and the lease is accounted for as an operating lease with rent expense recognized over the lease term. If the sale-leaseback criteria are not met, the asset and liability remain on our consolidated balance sheets. The asset is then depreciated over the term of the lease and rental payments under the lease are recorded as a reduction of the liability and interest expense.

During the first quarter of 2015, we changed our non-current liability account title for finance lease obligations for assets under construction to finance lease obligations for build-to-suit leases. This non-current liability account now includes all build-to-suit finance lease obligations, including those for assets under construction as well as projects that did not qualify as a sale-leaseback at the completion of construction. As a result, finance obligations of $7.4 million as of December 31, 2014 and March 31, 2015, respectively, associated with build-to-suit construction projects that have failed sale leaseback, have been reclassified from capital lease obligations to finance lease obligations for build-to-suit leases in the consolidated balance sheets. Such amount as of December 31, 2014 was reclassified to conform to the current period presentation.

During the first quarter of 2015, construction of one of these real estate projects, a data center in the U.K., was partially completed. However, since the project is considered one unit of accounting, we will not perform a sale-leaseback analysis until the entire project is complete. As a result, we placed into service and began depreciating $51.4 million of construction costs related to the completed portion of the project as building and leasehold improvements within "Property and equipment, net" on our consolidated balance sheets. The lease on a portion of the project commenced during the first quarter of 2015 and rental payments are recorded as a reduction of the corresponding liability and as interest expense. At the end of the lease term, we will derecognize the remaining asset and liability balances.

As of December 31, 2014 and March 31, 2015 we had $117.4 million and $146.6 million, respectively, of finance lease obligations for build-to-suit leases related to real estate projects either completed or under construction for which we are deemed the accounting owner.

5. Contingencies

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

6. Share-Based Compensation

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

The composition of the equity awards outstanding as of December 31, 2014 and March 31, 2015 was as follows:

(in millions)	December 31, 2014	March 31, 2015
Restricted stock	4.3	4.1
Stock options	6.8	5.2
Total outstanding awards	11.1	9.3

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

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(in millions)	2014	2015
Cost of revenue	$3.8	$4.0
Research and development	2.8	3.2
Sales and marketing	2.1	2.7
General and administrative	4.0	10.1
Pre-tax share-based compensation	12.7	20.0
Less: Income tax benefit	(4.4)	(6.5)
Total share-based compensation expense, net of tax	$8.3	$13.5

As of March 31, 2015, there was $163.1 million of total unrecognized compensation cost related to restricted stock, stock options and the ESPP, which will be recognized using the straight-line method over a weighted average period of 2.4 years.

7. Taxes

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

We expect a taxable profit in the U.S. and U.K. for the full year 2015 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation in 2015. As a result, we have recognized an excess tax benefit in the U.S. and U.K. during the current period.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The MD&A is organized as follows:

•	Overview - Discussion of the nature and key trends of our business and overall analysis of financial highlights and key metrics in order to provide context for the remainder of the MD&A.

•	Results of Operations - An analysis of our financial results comparing the three months ended March 31, 2015 and March 31, 2014.

•	Liquidity and Capital Resources - Discussion of our financial condition, sources of liquidity, changes in cash flows and capital expenditure requirements.

•	Supplemental Information - Description and reconciliation of Non-GAAP Financial Measures used throughout this MD&A and financial information and key metrics for the most recent five quarters.

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

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Switzerland, Hong Kong, Australia, and Mexico. Our growth strategy includes targeting additional international customers as we continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first three months of 2015, 31% of our net revenue was from non-U.S. customers, and no individual customer accounted for more than 2% of our net revenue.

Trends in our Business

The fast-growing and crowded cloud computing industry is bifurcating into two segments: unmanaged cloud and managed cloud. As a reflection of this trend, in 2014, Gartner Inc. distinguished for the first time between unmanaged, or “infrastructure as a service,” cloud providers, and those who deliver managed cloud. Its new report on the latter market segment, the Gartner Magic Quadrant for Cloud-Enabled Managed Hosting, ranked Rackspace as a leader, in both North America and Europe. In a March 2015 industry report, 451 Research named Rackspace the segment leader in the "managed hosting" market segment, where managed services are wrapped around cloud infrastructure.

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

We believe demand for managed cloud will continue to grow for four reasons:

1.
Lack of In-House IT Expertise. As business IT applications grow in number and complexity, most companies do not have the IT staff needed to deliver a robust, reliable online presence and to leverage their data for insights about customer behavior and internal operations.

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

4.
Accelerated Business Creation. Cloud computing has removed many of the traditional barriers to new business formation through the low cost nimbleness and capital efficiency that it brings to IT infrastructure. Managed cloud does the same thing for the costs associated with infrastructure management and application expertise. Managed cloud is driving innovation and new business formation at a rapid rate. The rising supply of powerful, easy-to-use cloud computing is creating new demand.

Our focus on the managed cloud separates us from the big providers of unmanaged, commodity cloud computing, who provide access to raw cloud infrastructure and then expect customers to do everything required to operate that infrastructure, as well as the many complex tools and applications that run on top of it. These unmanaged cloud providers have reduced the prices that they charge business customers for access to raw cloud infrastructure. This decline in cloud infrastructure prices has encouraged a proliferation of complex cloud tools and applications, requiring specialized expertise to adopt and manage. Many companies have difficulty finding and hiring the specialized engineers that they need, and as a result, more businesses are turning to managed cloud providers such as Rackspace.

Financial Highlights and Key Metrics

We carefully track several financial and operational metrics to monitor and manage our growth, financial performance, and capacity. Our key metrics are structured around growth, profitability, capital efficiency and infrastructure capacity and utilization.

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

Growth

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	March 31, 2014	December 31, 2014	March 31, 2015

Net revenue	$421.0	$472.5	$480.2
Revenue growth (year over year)	16.2%	15.8%	14.1%

Number of servers deployed at period end	106,229	112,628	114,105
Average monthly revenue per server	$1,336	$1,412	$1,412

Number of employees (Rackers) at period end	5,743	5,936	5,964

Total net revenue for the three months ended March 31, 2015 increased $8 million, or 1.6%, from the three months ended December 31, 2014. Our net revenue was negatively impacted by a stronger U.S. dollar relative to other foreign currencies on a sequential quarter basis. Net revenue for the three months ended March 31, 2015 would have been approximately $5 million higher had foreign exchange rates remained constant from the three months ended December 31, 2014.

On a year-over-year basis, net revenue grew $59 million, or 14.1%, during the three months ended March 31, 2015, which includes the negative impact of approximately $11 million due to changes in foreign exchange rates.

Profitability

	Three Months Ended
(Dollar amounts in millions, except per share amounts)	March 31, 2014	December 31, 2014	March 31, 2015

Adjusted EBITDA	$139.6	$165.4	$161.3
Adjusted EBITDA margin	33.2%	35.0%	33.6%

Income from operations	$39.1	$50.0	$44.4
Operating income margin	9.3%	10.6%	9.3%

Net income	$25.4	$37.0	$28.4
Net income margin	6.0%	7.8%	5.9%
Diluted net income per share	$0.18	$0.26	$0.20

On a sequential quarter basis, Adjusted EBITDA, income from operations and net income declined 2%, 11%, and 23%, respectively, for the three months ended March 31, 2015 compared to the three months ended December 31, 2014. Our profitability was impacted by higher employee-related expenses and license expense. The increase in employee-related expenses was driven by seasonally higher payroll tax expense in the first three months of 2015 and increased non-equity incentive compensation expense due to a higher bonus payout percentage. Higher license expense was due to price increases from some of our largest vendors coupled with higher volume to support the growth of our business. In addition to these factors, net income was negatively impacted on a sequential quarter basis by an increase in our effective tax rate from 25.1% for the three months ended December 31, 2014 to 32.4% for the three months ended March 31, 2015.

On a year-over-year basis, Adjusted EBITDA, income from operations, and net income grew 16%, 14%, and 12%, respectively. Adjusted EBITDA margin increased to 33.6% in the first three months of 2015 from 33.2% in the same period of 2014, as revenue growth of 14.1% outpaced growth in expenses. Operating income margin was flat at 9.3% for both periods, while net income margin declined slightly, from 6.0% to 5.9%.

Capital Efficiency, Infrastructure Capacity and Utilization

	Three Months Ended
(Dollar amounts in millions)	March 31, 2014	December 31, 2014	March 31, 2015

Capital expenditures
Customer gear	$60.7	$72.5	$58.7
Data center build outs	$11.0	$11.1	$13.4
Office build outs	$9.2	$1.6	$2.3
Capitalized software and other projects	$19.8	$19.4	$15.8
Total capital expenditures	$100.7	$104.6	$90.2

Capital efficiency and returns
Average capital base (1)	$892.6	$956.0	$952.1
Capital turnover (annualized) (1)	1.89	1.98	2.02
Return on capital (annualized) (1)	11.5%	15.7%	12.6%

Infrastructure capacity and utilization
Megawatts under contract at period end (2)	58.1	58.1	63.2
Megawatts available for customer use at period end (3)	45.3	49.7	52.0
Megawatts utilized at period end	28.1	30.5	31.0
Annualized net revenue per average Megawatt of power utilized	$60.7	$62.6	$62.5

(1)
Prior period amounts have been revised to reflect the impact of a reclassification of certain finance obligations associated with build-to-suit leases in the consolidated balance sheets. See “Notes to the Unaudited Consolidated Financial Statements - Note 4. Build-to-Suit Leases” for further discussion.

(2)
Megawatts under contract at period end represents data center capacity for which we have a contract enabling us to take control of the space. For our newest data center in London, as of March 31, 2015, we have included four megawatts.

(3)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

On a sequential quarter basis, Return on Capital ("ROC") decreased from 15.7% for the three months ended December 31, 2014 to 12.6% for the three months ended March 31, 2015. The decrease is primarily due to the 11% decrease in sequential quarter income from operations, coupled with the negative impact of a higher effective tax rate of 32.4% for the first three months of 2015 compared to 25.1% for the last three months of 2014. Our average capital base decreased slightly and capital turnover increased to 2.02 from 1.98, partially driven by the decrease in capital expenditures from $104.6 million for the three months ended December 31, 2014 to $90.2 million for the three months ended March 31, 2015.

On a year-over-year basis, ROC increased from 11.5% to 12.6%, primarily due to the 14% increase in income from operations between periods and the positive impact of a lower effective tax rate of 32.4% compared to 34.6% in the prior year period. While our average capital base increased 6.7% between periods, our capital turnover also increased to 2.02 for the three months ended March 31, 2015, compared to 1.89 for the same period of 2014.

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Three Months Ended
(In millions)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Net revenue	$421.0	$441.2	$459.7	$472.5	$480.2
Costs and expenses:
Cost of revenue	140.4	145.1	142.9	153.9	161.3
Research and development	25.2	29.7	30.7	31.4	32.0
Sales and marketing	57.4	60.4	60.6	59.2	59.0
General and administrative	71.1	81.5	86.7	82.8	86.6
Depreciation and amortization	87.8	90.6	98.3	95.2	96.9
Total costs and expenses	381.9	407.3	419.2	422.5	435.8
Income from operations	39.1	33.9	40.5	50.0	44.4
Other income (expense):
Interest expense	(0.5)	(0.5)	(0.5)	(0.4)	(0.4)
Interest and other income (expense)	0.3	0.1	(2.1)	(0.3)	(2.0)
Total other income (expense)	(0.2)	(0.4)	(2.6)	(0.7)	(2.4)
Income before income taxes	38.9	33.5	37.9	49.3	42.0
Income taxes	13.5	11.0	12.2	12.3	13.6
Net income	$25.4	$22.5	$25.7	$37.0	$28.4

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	33.3%	32.9%	31.1%	32.6%	33.6%
Research and development	6.0%	6.7%	6.7%	6.6%	6.7%
Sales and marketing	13.6%	13.7%	13.2%	12.5%	12.3%
General and administrative	16.9%	18.5%	18.9%	17.5%	18.0%
Depreciation and amortization	20.9%	20.5%	21.4%	20.2%	20.2%
Total costs and expenses	90.7%	92.3%	91.2%	89.4%	90.7%
Income from operations	9.3%	7.7%	8.8%	10.6%	9.3%
Other income (expense):
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Interest and other income (expense)	0.1%	0.0%	(0.5)%	(0.1)%	(0.4)%
Total other income (expense)	(0.1)%	(0.1)%	(0.6)%	(0.1)%	(0.5)%
Income before income taxes	9.2%	7.6%	8.2%	10.4%	8.8%
Income taxes	3.2%	2.5%	2.6%	2.6%	2.8%
Net income	6.0%	5.1%	5.6%	7.8%	5.9%
Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Revenue

Net revenue increased $59 million, or 14%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers.

Net revenue was negatively impacted by a stronger U.S. dollar relative to other foreign currencies in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Net revenue for the three months ended March 31, 2015 would have been approximately $11 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to lease and operate our data centers. Many of our data center costs vary with the volume of services sold, including power, bandwidth, software licenses and costs related to maintenance and the replacement of IT equipment components.

Cost of revenue increased $21 million, or 15%. Of this increase, $10 million was attributable to employee-related expenses, such as salaries, benefits and incentive compensation, driven by a 6% increase in average headcount to support business growth and higher non-equity incentive compensation due to a higher payout percentage. License costs increased $10 million, reflecting price increases from some of our largest vendors in addition to higher volume to support our growth. Data center costs increased $2 million due to higher rent, maintenance, and bandwidth expenses. Partially offsetting these increases is the impact from a $3 million expense recorded during the three months ended March 31, 2014 related to an unresolved contractual issue with a vendor that did not repeat in the current year. As a percentage of net revenue, cost of revenue increased 30 basis points, from 33.3% in the three months ended March 31, 2014 to 33.6% in the three months ended March 31, 2015.

Research and Development Expenses

Research and development expenses are mainly costs for employees and consultants who are focused on the deployment of new technologies to address emerging trends and the development and enhancement of proprietary tools.

Research and development expenses increased $7 million, or 27%, due to increased employee-related expenses, such as salaries, benefits and incentive compensation, driven by higher non-equity incentive compensation due to a higher payout percentage. We continue to invest in research and development activities to enhance our existing offerings and develop new products and services to complement and leverage Fanatical Support.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee-related costs of our sales and marketing employees, including sales commissions, compensation paid to certain channel partners, and costs for advertising and promoting our services and to generate customer demand.

Sales and marketing expenses increased $2 million, or 3%, primarily due to higher non-equity incentive compensation due to a higher payout percentage.

General and Administrative Expenses

General and administrative expenses include employee-related and facility costs for functions such as finance and accounting, human resources, information technology, and legal, as well as professional fees, general corporate costs and overhead.

General and administrative expenses increased $16 million, or 22%. Employee-related expenses increased $11 million, mainly due to an 8% increase in average headcount and higher non-equity incentive compensation due to a higher payout percentage. In addition, share-based compensation expense increased, reflecting the impact of the forfeiture of certain executive stock grants during the three months ended March 31, 2014 that did not repeat in the current period. Internal software support and maintenance expenses increased $3 million to support the growth of our business. As a percentage of net revenue, general and administrative expenses increased 110 basis points, from 16.9% in the three months ended March 31, 2014 to 18.0% in the three months ended March 31, 2015 primarily due to the impact of the executive stock grant forfeitures in the prior year.

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

Depreciation and amortization expense increased $9 million, or 10%. The increase was due to purchases of property and equipment to support the growth of our business, with depreciable customer gear assets representing the majority of additions. Depreciation and amortization expense decreased as a percentage of net revenue, from 20.9% in the three months ended March 31, 2014 to 20.2% in the three months ended March 31, 2015.

Other Income (Expense)

Other expense was $2.4 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase in other expense of $2.2 million between periods was driven by the unfavorable impact of foreign exchange rate movements.

Income Taxes

Our effective tax rate decreased from 34.6% for the three months ended March 31, 2014 to 32.4% for the three months ended March 31, 2015. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. The effective tax rate decreased for the three months ended March 31, 2015 primarily as a result of a decrease in the effective tax rate on our profits earned outside of the U.S. compared to the three months ended March 31, 2014. Our foreign earnings are generally taxed at lower rates than in the United States.

Net Income

Net income increased $3 million, or 12%, driven by higher net revenue and the positive impact of a lower effective tax rate, partially offset by higher expenses as we continue to make investments to support future growth. Net income per diluted share was $0.20 in the three months ended March 31, 2015, an increase of $0.02 from the same period of 2014.

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

At March 31, 2015, we held $276 million in cash and cash equivalents, of which $131 million is associated with indefinitely reinvested foreign earnings. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2015 to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon. We have not, nor do we anticipate the need to, repatriate earnings to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

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

Historically, we financed a portion of our purchases of data center equipment through vendor-financed arrangements in the form of leases with our major vendors. Additionally, we have entered into certain real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects that result in finance lease obligations. As of December 31, 2014 and March 31, 2015, we had $134 million and $157 million outstanding with respect to these arrangements, respectively.

As of March 31, 2015, there were no outstanding borrowings under the revolving credit facility. The $25 million outstanding balance as of December 31, 2014 was fully repaid on January 12, 2015. The revolving credit facility has a total commitment in the amount of $200 million and matures in September 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of March 31, 2015, we were in compliance with all of the covenants under our facility.

On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock over the next two years. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions. On November 12, 2014, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution to repurchase an aggregate $200 million of our common stock. Under the ASR agreement, we paid $200 million to the financial institution and received an initial delivery of approximately 3.3 million shares of common stock which were subsequently retired. The final number of shares repurchased under the ASR agreement will be based generally upon the average daily volume weighted-average price of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. If the actual number of shares to be repurchased under the agreement exceeds the number of shares initially delivered, we will receive the excess shares at the end of the repurchase period. If the number of shares initially delivered exceeds the actual number of shares to be repurchased, we will either deliver shares of common stock or make a cash payment to the financial institution at our election. Final settlement is expected to occur in the second quarter of 2015.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Three Months Ended March 31,
(In millions)	2014	2015
Cash provided by operating activities	$141.7	$145.3
Cash used in investing activities	$(84.5)	$(91.8)
Cash provided by (used in) financing activities	$(3.6)	$11.2

Cash Provided by Operating Activities

Net cash provided by operating activities is primarily generated from cash received from customers for our cloud computing service offerings, offset by cash payments made for employee and consultant compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), data center costs, license costs, marketing programs, taxes, and other general corporate expenditures.

Net cash provided by operating activities increased $4 million, or 3%, from the first three months of 2014 compared to the first three months of 2015. Net income adjusted for non-cash items such as depreciation and amortization expense, share-based compensation expense and excess tax benefits from share-based compensation arrangements increased $10 million in the three months ended March 31, 2015 from the same period of 2014. This increase was partially offset by a reduction of $7 million in cash contributed by net changes in assets and liabilities between periods.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our growing customer base. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities increased $7 million from the first three months of 2014 compared to the first three months of 2015 due to an increase in cash purchases for property and equipment.

Cash Provided by or Used in Financing Activities

Cash provided by financing activities typically consists of proceeds from debt, proceeds from employee stock plans, and realized excess tax benefits from share-based compensation arrangements. Cash used in financing activities typically consists of principal payments of capital leases and repayments of debt.

Net cash used in financing activities was $4 million during the first three months of 2014 compared to net cash provided by financing activities of $11 million during the first three months of 2015, an increase of $15 million. Net repayments of debt and capital leases increased by $18 million between periods, driven by the January 2015 repayment of $25 million borrowed under our revolving credit facility partially offset by a $7 million decrease in principal payments of capital leases in the first three months of 2015 compared to the same period of the prior year. This was offset by an increase in proceeds from employee stock plans of $20 million and an increase in excess tax benefits from share-based compensation arrangements of $5 million. Further, the prior year period included a $14 million cash outflow for the withholding of shares related to the vesting of certain restricted stock in satisfaction of employee tax obligations and a $6 million cash receipt from the Texas Enterprise Fund grant.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our Annual Report on Form 10-K filed with the SEC on March 2, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements Not Yet Adopted

For a description of accounting pronouncements recently issued but not yet adopted, see "Notes to the Unaudited Consolidated Financial Statements - Note 1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Supplemental Information

Non-GAAP Financial Measures

Throughout this MD&A, we have utilized certain non-GAAP financial measures in discussions and analysis of our financial performance. For each of these non-GAAP financial measures, we have described the reasons for their use and have provided reconciliations to the most directly comparable GAAP measure below.

Return on Capital ("ROC")

We believe that ROC is an important metric for investors in evaluating our company’s performance. ROC measures how effectively a company generates profits from the capital that is deployed. We calculate ROC by dividing net operating profit after tax by our average capital base. The following table presents a reconciliation of ROC to return on assets, which we calculate directly from amounts on the Consolidated Statements of Comprehensive Income and the Consolidated Balance Sheets.

	Three Months Ended
(In millions)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Income from operations	$39.1	$33.9	$40.5	$50.0	$44.4
Effective tax rate	34.6%	33.0%	32.0%	25.1%	32.4%
Net operating profit after tax (NOPAT)	$25.6	$22.7	$27.5	$37.5	$30.0

Net income	$25.4	$22.5	$25.7	$37.0	$28.4

Total assets at period end	$1,566.9	$1,648.0	$1,724.5	$1,624.3	$1,692.3
Less: Excess cash (1)	(263.3)	(287.4)	(294.3)	(156.8)	(218.1)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(224.4)	(231.6)	(244.4)	(215.8)	(214.8)
Less: Deferred revenue (current and non-current)	(24.5)	(23.2)	(21.5)	(22.3)	(26.1)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for build-to-suit leases (2)	(172.1)	(187.8)	(210.9)	(270.8)	(287.7)
Capital base (2)	$882.6	$918.0	$953.4	$958.6	$945.6

Average total assets	$1,529.4	$1,607.5	$1,686.3	$1,674.4	$1,658.3
Average capital base (2)	$892.6	$900.3	$935.8	$956.0	$952.1

Return on assets (annualized)	6.7%	5.6%	6.1%	8.8%	6.9%
Return on capital (annualized) (2)	11.5%	10.1%	11.8%	15.7%	12.6%

(1)
Defined as the amount of cash and cash equivalents that exceeds our operating cash requirements, which is calculated as three percent of our annualized net revenue for the three months prior to the period end.

(2)
Prior period amounts have been revised to reflect the impact of a reclassification of certain finance obligations associated with build-to-suit leases in the consolidated balance sheets. See “Notes to the Unaudited Consolidated Financial Statements - Note 4. Build-to-Suit Leases” for further discussion.

Adjusted EBITDA

We use Adjusted EBITDA as a supplemental measure to review and assess our performance. Adjusted EBITDA is a metric that is used by analysts and investors for comparative and valuation purposes. We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

We define Adjusted EBITDA as net income, plus income taxes, total other (income) expense, depreciation and amortization, and non-cash charges for share-based compensation. The following table presents a reconciliation of Adjusted EBITDA to net income.

	Three Months Ended
(Dollars in millions)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015

Net revenue	$421.0	$441.2	$459.7	$472.5	$480.2

Income from operations	$39.1	$33.9	$40.5	$50.0	$44.4

Net income	$25.4	$22.5	$25.7	$37.0	$28.4
Plus: Income taxes	13.5	11.0	12.2	12.3	13.6
Plus: Total other (income) expense	0.2	0.4	2.6	0.7	2.4
Plus: Depreciation and amortization	87.8	90.6	98.3	95.2	96.9
Plus: Share-based compensation expense	12.7	17.3	19.8	20.2	20.0
Adjusted EBITDA	$139.6	$141.8	$158.6	$165.4	$161.3

Operating income margin	9.3%	7.7%	8.8%	10.6%	9.3%

Adjusted EBITDA margin	33.2%	32.1%	34.5%	35.0%	33.6%

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

	Three Months Ended
(In millions)	March 31, 2014	March 31, 2015
Adjusted EBITDA	$139.6	$161.3
Non-cash deferred rent	2.3	0.4
Total capital expenditures	(100.7)	(90.2)
Cash payments for interest, net of interest received	(0.4)	(0.3)
Cash payments for income taxes, net of refunds	(0.9)	(3.8)
Adjusted free cash flow	$39.9	$67.4

Quarterly Key Metrics

The following table sets forth our quarterly key metrics for each of our most recent five quarters as of the period ended March 31, 2015. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015

Growth
Net revenue	$421.0	$441.2	$459.7	$472.5	$480.2
Revenue growth (year over year)	16.2%	17.4%	18.3%	15.8%	14.1%
Number of employees (Rackers) at period end	5,743	5,798	5,939	5,936	5,964
Number of servers deployed at period end	106,229	107,657	110,453	112,628	114,105
Average monthly revenue per server	$1,336	$1,375	$1,405	$1,412	$1,412
Profitability
Income from operations	$39.1	$33.9	$40.5	$50.0	$44.4
Depreciation and amortization	$87.8	$90.6	$98.3	$95.2	$96.9
Share-based compensation expense	$12.7	$17.3	$19.8	$20.2	$20.0
Adjusted EBITDA (1)	$139.6	$141.8	$158.6	$165.4	$161.3
Adjusted EBITDA margin	33.2%	32.1%	34.5%	35.0%	33.6%
Operating income margin	9.3%	7.7%	8.8%	10.6%	9.3%
Income from operations	$39.1	$33.9	$40.5	$50.0	$44.4
Effective tax rate	34.6%	33.0%	32.0%	25.1%	32.4%
Net operating profit after tax (NOPAT) (1)	$25.6	$22.7	$27.5	$37.5	$30.0
NOPAT margin	6.1%	5.1%	6.0%	7.9%	6.3%
Capital efficiency and returns
Interest bearing debt (2)	$45.9	$34.2	$24.0	$41.6	$10.8
Stockholders' equity	$1,100.0	$1,171.2	$1,223.7	$1,073.8	$1,152.9
Less: Excess cash	$(263.3)	$(287.4)	$(294.3)	$(156.8)	$(218.1)
Capital base (2)	$882.6	$918.0	$953.4	$958.6	$945.6
Average capital base (2)	$892.6	$900.3	$935.8	$956.0	$952.1
Capital turnover (annualized) (2)	1.89	1.96	1.97	1.98	2.02
Return on capital (annualized) (1) (2)	11.5%	10.1%	11.8%	15.7%	12.6%
Capital expenditures
Cash purchases of property and equipment	$85.0	$114.0	$124.1	$107.2	$92.5
Non-cash purchases of property and equipment (3)	$15.7	$(1.6)	$(6.7)	$(2.6)	$(2.3)
Total capital expenditures	$100.7	$112.4	$117.4	$104.6	$90.2
Customer gear	$60.7	$64.8	$78.7	$72.5	$58.7
Data center build outs	$11.0	$13.8	$14.8	$11.1	$13.4
Office build outs	$9.2	$6.8	$3.5	$1.6	$2.3
Capitalized software and other projects	$19.8	$27.0	$20.4	$19.4	$15.8
Total capital expenditures	$100.7	$112.4	$117.4	$104.6	$90.2
Infrastructure capacity and utilization
Megawatts under contract at period end (4)	58.1	58.1	58.1	58.1	63.2
Megawatts available for customer use at period end (5)	45.3	45.4	45.4	49.7	52.0
Megawatts utilized at period end	28.1	29.0	29.9	30.5	31.0
Annualized net revenue per average Megawatt of power utilized	$60.7	$61.8	$62.4	$62.6	$62.5

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

(2)
Prior period amounts have been revised to reflect the impact of a reclassification of certain finance obligations associated with build-to-suit leases in the consolidated balance sheets. See “Notes to the Unaudited Consolidated Financial Statements - Note 4. Build-to-Suit Leases” for further discussion.

(3)	Non-cash purchases of property and equipment represents changes in amounts accrued for purchases under vendor financing and other deferred payment arrangements.

(4)
Megawatts under contract at period end represents data center capacity for which we have a contract enabling us to take control of the space. For our newest data center in London, as of March 31, 2015, we have included four megawatts.

(5)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risks since December 31, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the year-ended December 31, 2014.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see "Notes to the Unaudited Consolidated Financial Statements - Note 5. Contingencies."

ITEM 1A – RISK FACTORS

For a discussion of our risk factors, refer to Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year-ended December 31, 2014. As of March 31, 2015, there had been no material change in this information.

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1*	Employment Agreement between Rackspace Managed Hosting Limited and Tiffany Lathe, dated September 11, 2007
10.2*	Employment Agreement between Rackspace US, Inc. and Scott Crenshaw, dated April 1, 2015
10.3*	Employment Agreement between Rackspace US, Inc. and Joe Saporito, dated March 11, 2015
10.4*	Non-Employee Director Compensation Schedule
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2015.

Rackspace Hosting, Inc.

Date:	May 11, 2015	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 11, 2015	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)