Form 10-Q
period 2015-06-30
RACKSPACE HOSTING, INC.
filed 2015-08-10
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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

On August 6, 2015, 142,335,527 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

References to “we,” “our,” “our company,” “us,” “the company,” “Rackspace Hosting,” or “Rackspace” refer to Rackspace Hosting, Inc. and its consolidated subsidiaries. We have made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including our expectation of deceleration of the year over year growth rate for the second half of 2015 and the expected impact of a multi-year agreement on that growth trend. We discuss in greater detail many of these risks, uncertainties and other factors in Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors,” within our Annual Report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in “Risk Factors” within our Annual Report and elsewhere in this report could harm our business.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	December 31, 2014	June 30, 2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213.5	$317.1
Accounts receivable, net of allowance for doubtful accounts and customer credits of $5.3 as of December 31, 2014 and $7.3 as of June 30, 2015	156.5	160.1
Deferred income taxes	9.3	7.5
Prepaid expenses	33.6	33.6
Other current assets	8.8	19.6
Total current assets	421.7	537.9

Property and equipment, net	1,057.7	1,150.8
Goodwill	81.1	81.1
Intangible assets, net	16.6	12.6
Other non-current assets	47.2	50.2
Total assets	$1,624.3	$1,832.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137.3	$187.3
Accrued compensation and benefits	66.7	57.3
Income and other taxes payable	11.8	11.8
Deferred revenue	20.9	28.1
Capital lease obligations	15.0	6.2
Debt	25.1	—
Total current liabilities	276.8	290.7

Non-current liabilities:
Deferred revenue	1.4	1.6
Capital lease obligations	1.5	0.7
Finance lease obligations for build-to-suit leases	117.4	168.1
Deferred income taxes	71.2	50.7
Deferred rent	49.9	49.8
Other liabilities	32.3	30.7
Total liabilities	550.5	592.3

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 140,945,171 shares issued and outstanding as of December 31, 2014; 142,323,607 shares issued and outstanding as of June 30, 2015	0.1	0.1
Additional paid-in capital	696.0	859.1
Accumulated other comprehensive loss	(20.7)	(19.5)
Retained earnings	398.4	400.6
Total stockholders’ equity	1,073.8	1,240.3
Total liabilities and stockholders’ equity	$1,624.3	$1,832.6

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2015	2014	2015

Net revenue	$441.2	$489.4	$862.2	$969.6
Costs and expenses:
Cost of revenue	145.1	163.9	285.5	325.2
Research and development	29.7	33.2	54.9	65.2
Sales and marketing	60.4	64.4	117.8	123.4
General and administrative	81.5	86.5	152.6	173.1
Depreciation and amortization	90.6	97.7	178.4	194.6
Total costs and expenses	407.3	445.7	789.2	881.5
Income from operations	33.9	43.7	73.0	88.1
Other income (expense):
Interest expense	(0.5)	(1.9)	(1.0)	(2.3)
Interest and other income (expense)	0.1	1.4	0.4	(0.6)
Total other income (expense)	(0.4)	(0.5)	(0.6)	(2.9)
Income before income taxes	33.5	43.2	72.4	85.2
Income taxes	11.0	14.0	24.5	27.6
Net income	$22.5	$29.2	$47.9	$57.6

Other comprehensive income, net of tax
Foreign currency translation adjustments	$5.5	$12.4	$8.4	$1.2
Other comprehensive income (loss)	5.5	12.4	8.4	1.2
Comprehensive income	$28.0	$41.6	$56.3	$58.8

Net income per share
Basic	$0.16	$0.20	$0.34	$0.41
Diluted	$0.16	$0.20	$0.33	$0.40

Weighted average number of shares outstanding
Basic	142.1	142.4	141.6	141.9
Diluted	144.1	144.5	143.9	144.4

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2015
Cash Flows From Operating Activities
Net income	$47.9	$57.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178.4	194.6
Deferred income taxes	(19.1)	(29.1)
Share-based compensation expense	30.0	40.4
Excess tax benefits from share-based compensation arrangements	(28.3)	(38.8)
Other operating activities	3.3	5.0
Changes in operating assets and liabilities:
Accounts receivable	(9.1)	(8.3)
Prepaid expenses and other current assets	7.3	(7.3)
Accounts payable, accrued expenses, and other current liabilities	52.0	42.9
Deferred revenue	(3.5)	7.0
Deferred rent	4.4	—
Other non-current assets and liabilities	2.9	4.2
Net cash provided by operating activities	266.2	268.2

Cash Flows From Investing Activities
Purchases of property and equipment	(199.0)	(197.2)
All other investing activities	1.6	1.4
Net cash used in investing activities	(197.4)	(195.8)

Cash Flows From Financing Activities
Principal payments of capital and build-to-suit leases	(23.5)	(10.0)
Repayments of debt	(0.9)	(25.1)
Payments for deferred acquisition obligations	(0.1)	(0.1)
Receipt of Texas Enterprise Fund grant	5.5	—
Shares of common stock withheld for employee taxes	(13.6)	—
Proceeds from employee stock plans	14.7	28.5
Excess tax benefits from share-based compensation arrangements	28.3	38.8
Net cash provided by financing activities	10.4	32.1

Effect of exchange rate changes on cash and cash equivalents	1.4	(0.9)

Increase in cash and cash equivalents	80.6	103.6

Cash and cash equivalents, beginning of period	259.7	213.5

Cash and cash equivalents, end of period	$340.3	$317.1

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$1.0	$1.2
Cash payments for income taxes, net of refunds	$5.5	$13.5

Non-cash Investing and Financing Activities
Acquisition of property and equipment by capital leases	$0.9	$0.5
Increase in property and equipment in accounts payable and accrued expenses	13.2	44.1
Non-cash purchases of property and equipment	$14.1	$44.6

Additional finance lease obligations for build-to-suit leases and other	$35.6	$47.3

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

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income (loss). There were no income taxes allocated to foreign currency translation adjustments during the three or six months ended June 30, 2014 or 2015.

Unaudited Interim Financial Information

The accompanying consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2014 and 2015, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015 (the "2014 Annual Consolidated Financial Statements"). The unaudited interim consolidated financial statements have been prepared on the same basis as the 2014 Annual Consolidated Financial Statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2014 and 2015, and our cash flows for the six months ended June 30, 2014 and 2015.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015, or for any other interim period, or for any other future year.

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

Significant Accounting Policies and Estimates

Our 2014 Annual Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three or six months ended June 30, 2015; however, we have updated our Revenue and Deferred Revenue policy description to reflect our existing accounting practices for multiple element arrangements, as follows:

Revenue and Deferred Revenue

We provide cloud computing to customers, which is broadly defined as the delivery of computing, storage and applications over the Internet. Cloud computing is a service transaction for which revenue is recognized when persuasive evidence of an arrangement exists, usually either a signed, written contract or customer acknowledgment of online terms of service; services have been delivered to the customer; the amounts to be received for the services delivered are fixed or determinable; and collection of such amounts is reasonably assured.

Customers primarily consume our principal service offerings in one of two ways: (i) via dedicated computing resources committed to a single customer or (ii) via multi-tenant pools of computing resources provided on demand over the Internet. We also offer customers the flexibility to select the best combination of the two in order to meet the requirements of their unique applications and provide the technology to operate and manage multiple cloud computing environments seamlessly.

Each service offering is priced according to the terms of our committed resources and services. Contracts for dedicated computing resources are generally fixed term agreements with a 12-36 month term with a monthly recurring fee based on the computing resources reserved and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event that a customer cancels their contract, they are not entitled to a refund for services already rendered. In certain instances we may charge a non-refundable installation fee. Beginning on the date the service is made available to customers, the monthly recurring fee is recognized monthly as services are provided and installation fees are recognized ratably over the estimated average life of a customer relationship. If a customer terminates its relationship with us before the expiration of the estimated average customer life, any unamortized installation fees are recognized as revenue at that time. Setup and other direct implementation activities performed at the inception of a customer contract are expensed as incurred.

Contracts for services utilizing pooled resources on demand are typically initiated online and can be canceled at any time without penalty. Customers are billed according to usage for only the resources consumed, and revenue is recognized in the month in which the customer uses the services.

Revenue recognition for multiple-element arrangements requires judgment to determine whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements using a hierarchy for allocating revenue to the elements: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence, and (iii) best estimate of selling price. Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item(s) has value to the customer on a standalone basis, which is normally the situation for our services contracts. In this circumstance, revenue is recognized for each unit of accounting based on its relative estimated selling price. Estimated selling prices are management’s best estimates of the prices that we would charge our customers if we were to sell the standalone elements separately and include considerations of customer demand, prices charged by us and others for similar deliverables, and the cost of providing the service. When elements are delivered in different periods of time, revenue is recognized as each element is delivered.

Revenue is reported net of customer credits and sales and use tax. Invoiced amounts and accrued unbilled usage is recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of amounts that have been prepaid or deferred installation fees. As of June 30, 2015, of the total $29.7 million in deferred revenue recorded on our balance sheet (the majority of which related to prepaid amounts), $22.7 million, $6.5 million and $0.5 million will be amortized to revenue in 2015, 2016 and 2017, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires capitalization of incremental costs to obtain a contract and significantly expanded quantitative and qualitative disclosures. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. Upon adoption, the new guidance will be applied retrospectively using one of two methods. One method is to apply the guidance retrospectively to each prior period presented with practical expedients available. The second method is to apply the guidance retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. We are evaluating the impact on our consolidated financial statements of adopting this new accounting standard.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2015	2014	2015
Basic net income per share:
Net income	$22.5	$29.2	$47.9	$57.6
Weighted average shares outstanding:
Common stock	142.1	142.4	141.6	141.9
Number of shares used in per share computations	142.1	142.4	141.6	141.9
Net income per share	$0.16	$0.20	$0.34	$0.41

Diluted net income per share:
Net income	$22.5	$29.2	$47.9	$57.6
Weighted average shares outstanding:
Common stock	142.1	142.4	141.6	141.9
Stock options, awards and employee share purchase plans	2.0	2.1	2.3	2.5
Number of shares used in per share computations	144.1	144.5	143.9	144.4
Net income per share	$0.16	$0.20	$0.33	$0.40

We excluded 7.2 million and 2.8 million potential common shares from the computation of dilutive net income per share for the three months ended June 30, 2014 and 2015, respectively, and 7.1 million and 2.6 million potential shares for the six months ended June 30, 2014 and 2015, respectively, because the effect would have been anti-dilutive.

3. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in millions)	Estimated Useful Lives				December 31, 2014	June 30, 2015
Computers and equipment	3	-	5	years	$1,495.2	$1,683.2
Computer software	1	-	5	years	318.9	345.5
Furniture and fixtures	7	years			56.7	60.5
Buildings and leasehold improvements	2	-	30	years	253.6	311.9
Land					27.9	28.0
Property and equipment, at cost					2,152.3	2,429.1
Less accumulated depreciation and amortization					(1,249.5)	(1,413.7)
Work in process					154.9	135.4
Property and equipment, net					$1,057.7	$1,150.8

At December 31, 2014, the work in process balance consisted of build outs of $51.3 million for office facilities, $80.5 million for data centers, and $23.1 million for capitalized software and other projects. At June 30, 2015, the work in process balance consisted of build outs of $65.9 million for office facilities, $48.8 million for data centers, and $20.7 million for capitalized software and other projects. During the first quarter of 2015, we placed into service and began depreciating $51.4 million of construction costs related to the completed portion of a data center in the U.K., for which we are deemed the owner for accounting purposes. See Note 4. "Build-to-Suit Leases" for more information.

For the three and six months ended June 30, 2015, we capitalized non-cash interest of $2.9 million and $4.7 million, respectively, related to finance lease obligations for build-to-suit leases. There was no interest capitalized during the three and six months ended June 30, 2014.

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

During the first quarter of 2015, we changed our non-current liability account title for finance lease obligations for assets under construction to finance lease obligations for build-to-suit leases. This non-current liability account now includes all build-to-suit finance lease obligations, including those for assets under construction as well as projects that did not qualify as a sale-leaseback at the completion of construction. As a result, finance obligations of $7.4 million as of December 31, 2014 associated with build-to-suit construction projects that have failed sale leaseback have been reclassified from capital lease obligations to finance lease obligations for build-to-suit leases in the consolidated balance sheets to conform to the current period presentation.

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

As of December 31, 2014 and June 30, 2015 we had $117.4 million and $168.1 million, respectively, of finance lease obligations for build-to-suit leases related to real estate projects either completed or under construction for which we are deemed the accounting owner.

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

6. Share-Based Compensation

We have granted equity awards to our employees and directors in the form of stock options and restricted stock. The exercise price of all stock options granted is not less than 100% of the fair market value of a share of common stock as of the date of grant. The stock options granted vest ratably over a four-year period. All stock options expire seven to ten years following the grant date. The restricted stock generally vests ratably over a four-year period. We also have made restricted stock grants to employees that cliff-vest over various terms from one to three years. Vesting of these grants are generally based on predetermined market and/or performance conditions.

The composition of the equity awards outstanding as of December 31, 2014 and June 30, 2015 was as follows:

(in millions)	December 31, 2014	June 30, 2015
Restricted stock	4.3	4.7
Stock options	6.8	4.9
Total outstanding awards	11.1	9.6

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

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2015	2014	2015
Cost of revenue	$4.1	$4.1	$7.9	$8.1
Research and development	3.3	5.7	6.1	8.9
Sales and marketing	2.0	2.8	4.1	5.5
General and administrative	7.9	7.8	11.9	17.9
Pre-tax share-based compensation	17.3	20.4	30.0	40.4
Less: Income tax benefit	(5.8)	(6.6)	(10.2)	(13.1)
Total share-based compensation expense, net of tax	$11.5	$13.8	$19.8	$27.3

As of June 30, 2015, there was $166.5 million of total unrecognized compensation cost related to restricted stock, stock options and the ESPP, which will be recognized using the straight-line method over a weighted average period of 2.4 years.

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

We expect a taxable profit in the U.S. and U.K. for the full year 2015 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to stock compensation in 2015. As a result, we have recognized an excess tax benefit in the U.S. and U.K. during the three and six months ended June 30, 2015.

8. Share Repurchase Program

On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock, of which $200 million had been utilized as of June 30, 2015. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions.

On November 12, 2014, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution to repurchase an aggregate $200 million of our common stock. Under the ASR agreement, we paid $200 million to the financial institution and received an initial delivery of 3.3 million shares of common stock which were subsequently retired. The payment of $200 million was accounted for as a reduction to stockholders' equity in our consolidated balance sheet in 2014. On May 19, 2015, as final settlement of the ASR, we received an additional 0.9 million shares of common stock which were subsequently retired.

On August 5, 2015, our board of directors increased the authorization under the existing program to $1 billion, in addition to the $200 million already utilized. This program will remain in effect until August 2017.

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

The MD&A is organized as follows:

•	Overview - Discussion of the nature and key trends of our business and overall analysis of financial highlights and key metrics in order to provide context for the remainder of the MD&A.

•	Results of Operations - An analysis of our financial results comparing the three and six months ended June 30, 2015 and June 30, 2014.

•	Liquidity and Capital Resources - Discussion of our financial condition, sources of liquidity, changes in cash flows and capital expenditure requirements.

•	Supplemental Information - Description and reconciliation of Non-GAAP Financial Measures used throughout this MD&A and financial information and key metrics for the most recent five quarters.

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

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Switzerland, Hong Kong, Australia, and Mexico. Our growth strategy includes targeting additional international customers as we continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first six months of 2015, 30% of our net revenue was from non-U.S. customers, and no individual customer accounted for more than 2% of our net revenue.

Trends in our Business

The fast-growing and crowded cloud computing industry is bifurcating into two segments: unmanaged cloud and managed cloud. As a reflection of this trend, in 2014, Gartner Inc. distinguished for the first time between unmanaged, or “infrastructure as a service,” cloud providers, and those who deliver managed cloud. For the second year in a row, Rackspace has been ranked as a leader in the Gartner Magic Quadrant for Cloud-Enabled Managed Hosting, in both North America and Europe. In a March 2015 industry report, 451 Research named Rackspace the segment leader in the "managed hosting" market segment, where managed services are wrapped around cloud infrastructure.

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

While we believe our managed cloud strategy uniquely positions us in the long-term to dominate this significant multi-billion-dollar, high-growth market, quarterly revenue growth (on a year over year basis) has decelerated for three quarters in a row, declining from 18.3% in the third quarter of 2014 to 11.0% in the second quarter of 2015. There are a number of factors that have contributed to the overall decline including sales and marketing issues, and product challenges in our public cloud.  We believe that these issues were exacerbated by talent gaps that lingered into the first half of this year, following a period of elevated turnover connected to the publicly announced strategic evaluation that we went through in 2014. We believe we have identified our key challenges and have moved aggressively to address each of them.

Another factor that impacts our revenue growth is that the timing of revenue materialization for certain large contracts may be more volatile. This factor negatively affected our first half revenue growth rate. While we expect a positive impact from a large, multi-year agreement that will favorably impact revenue growth for the next several quarters, we expect the decline in the year over year revenue growth rate to continue for the remainder of 2015.

Recent Developments

In July 2015 we launched Fanatical Support for Microsoft Azure, an expansion of our service offering for our Microsoft product portfolio. Microsoft Azure is a public cloud platform that's becoming increasingly popular with business enterprises. We will work with customers to help them speed their deployment of Azure, minimize costs and optimize performance. Our engineers will provide application and infrastructure architecture guidance, making it easy for customers to succeed with Azure.

We also recently announced a collaboration with Intel Corporation to form the OpenStack Innovation Center, to be located at our corporate headquarters in San Antonio. This project will bring together OpenStack engineers from Rackspace and Intel to advance the scalability, manageability and reliability of OpenStack by adding new features, functionality and eliminating bugs through upstream code contributions.

These recent announcements support our strategy to differentiate ourselves and create value for our customers through our industry-leading Fanatical Support and choice of leading technologies and platforms.

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

Growth

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	June 30, 2014	March 31, 2015	June 30, 2015

Net revenue	$441.2	$480.2	$489.4
Revenue growth (year over year)	17.4%	14.1%	11.0%

Number of servers deployed at period end	107,657	114,105	116,329
Average monthly revenue per server	$1,375	$1,412	$1,416

Number of employees (Rackers) at period end	5,798	5,964	6,115

Total net revenue for the three months ended June 30, 2015 increased $9 million, or 1.9%, from the three months ended March 31, 2015. Our net revenue was positively impacted by a weaker U.S. dollar relative to other foreign currencies on a sequential quarter basis. Net revenue for the three months ended June 30, 2015 would have been approximately $1 million lower had foreign exchange rates remained constant from the three months ended March 31, 2015.

On a year-over-year basis, net revenue grew $48 million, or 11.0%, during the three months ended June 30, 2015, which includes the negative impact of approximately $12 million due to changes in foreign exchange rates.

Profitability

	Three Months Ended
(Dollar amounts in millions, except per share amounts)	June 30, 2014	March 31, 2015	June 30, 2015

Adjusted EBITDA	$141.8	$161.3	$161.8
Adjusted EBITDA margin	32.1%	33.6%	33.1%

Income from operations	$33.9	$44.4	$43.7
Operating income margin	7.7%	9.3%	8.9%

Net income	$22.5	$28.4	$29.2
Net income margin	5.1%	5.9%	6.0%
Diluted net income per share	$0.16	$0.20	$0.20

On a sequential quarter basis, Adjusted EBITDA was nearly flat at $162 million for the three months ended June 30, 2015 compared to $161 million for the three months ended March 31, 2015, as increased revenue was mostly offset by higher expenses, including increased spending for marketing activities such as the four Rackspace::Solve events held during the second quarter of 2015 and increases in professional and consulting fees. Adjusted EBITDA margin declined to 33.1% from 33.6% reflecting the impact of these increased expenses, partially offset by flat employee-related expenses as increased expense from higher average headcount was offset by lower non-equity incentive bonus expense. In addition to these factors, small increases in share-based compensation expense and depreciation and amortization expense resulted in a slight decline in income from operations from $44.4 million for the three months ended March 31, 2015 to $43.7 million for the three months ended June 30, 2015.

On a year-over-year basis, Adjusted EBITDA, income from operations, and net income grew 14%, 29%, and 30%, respectively. Adjusted EBITDA margin increased to 33.1% in the three months ended June 30, 2015 from 32.1% in the same period of 2014, as revenue growth of 11.0% outpaced growth in expenses. Operating income margin improved to 8.9% from 7.7%, while net income margin increased to 6.0% from 5.1%.

Capital Efficiency, Infrastructure Capacity and Utilization

	Three Months Ended
(Dollar amounts in millions)	June 30, 2014	March 31, 2015	June 30, 2015

Capital expenditures
Customer gear	$64.8	$58.7	$117.3
Data center build outs	$13.8	$13.4	$15.8
Office build outs	$6.8	$2.3	$3.3
Capitalized software and other projects	$27.0	$15.8	$15.2
Total capital expenditures	$112.4	$90.2	$151.6

Capital efficiency and returns
Average capital base (1)	$900.3	$952.1	$967.2
Capital turnover (annualized) (1)	1.96	2.02	2.02
Return on capital (annualized) (1)	10.1%	12.6%	12.1%

Infrastructure capacity and utilization
Megawatts under contract at period end (2)	58.1	63.2	63.6
Megawatts available for customer use at period end (3)	45.4	52.0	54.1
Megawatts utilized at period end	29.0	31.0	31.6
Annualized net revenue per average Megawatt of power utilized	$61.8	$62.5	$62.5

(1)
June 30, 2014 amounts have been revised to reflect the impact of a reclassification of certain finance obligations associated with build-to-suit leases in the consolidated balance sheets. See “Notes to the Unaudited Consolidated Financial Statements - Note 4. Build-to-Suit Leases” for further discussion.

(2)
Megawatts under contract at period end represents data center capacity for which we have a contract enabling us to take control of the space. For our newest data center in London, as of March 31, 2015, we have included four megawatts.

(3)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

On a sequential quarter basis, Return on Capital ("ROC") decreased from 12.6% for the three months ended March 31, 2015 to 12.1% for the three months ended June 30, 2015. The decrease is primarily due to the 2% decrease in sequential quarter income from operations and a 2% increase in our average capital base, driven by the increase in capital expenditures from $90.2 million for the three months ended March 31, 2015 to $151.6 million for the three months ended June 30, 2015. Higher capital expenditures were mainly due to increased purchases of customer gear to support the opening of our new London data center in addition to a large customer gear software purchase at the end of the second quarter of 2015.

On a year-over-year basis, ROC increased from 10.1% to 12.1%, primarily due to the 29% increase in income from operations between periods and the positive impact of a lower effective tax rate of 32.4% compared to 33.0% in the prior year period. While our average capital base increased 7.4% between periods, our capital turnover also increased to 2.02 for the three months ended June 30, 2015, compared to 1.96 for the same period of 2014.

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Three Months Ended
(In millions)	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Net revenue	$441.2	$459.7	$472.5	$480.2	$489.4
Costs and expenses:
Cost of revenue	145.1	142.9	153.9	161.3	163.9
Research and development	29.7	30.7	31.4	32.0	33.2
Sales and marketing	60.4	60.6	59.2	59.0	64.4
General and administrative	81.5	86.7	82.8	86.6	86.5
Depreciation and amortization	90.6	98.3	95.2	96.9	97.7
Total costs and expenses	407.3	419.2	422.5	435.8	445.7
Income from operations	33.9	40.5	50.0	44.4	43.7
Other income (expense):
Interest expense	(0.5)	(0.5)	(0.4)	(0.4)	(1.9)
Interest and other income (expense)	0.1	(2.1)	(0.3)	(2.0)	1.4
Total other income (expense)	(0.4)	(2.6)	(0.7)	(2.4)	(0.5)
Income before income taxes	33.5	37.9	49.3	42.0	43.2
Income taxes	11.0	12.2	12.3	13.6	14.0
Net income	$22.5	$25.7	$37.0	$28.4	$29.2

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.9%	31.1%	32.6%	33.6%	33.5%
Research and development	6.7%	6.7%	6.6%	6.7%	6.8%
Sales and marketing	13.7%	13.2%	12.5%	12.3%	13.2%
General and administrative	18.5%	18.9%	17.5%	18.0%	17.7%
Depreciation and amortization	20.5%	21.4%	20.2%	20.2%	20.0%
Total costs and expenses	92.3%	91.2%	89.4%	90.7%	91.1%
Income from operations	7.7%	8.8%	10.6%	9.3%	8.9%
Other income (expense):
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%	(0.4)%
Interest and other income (expense)	0.0%	(0.5)%	(0.1)%	(0.4)%	0.3%
Total other income (expense)	(0.1)%	(0.6)%	(0.1)%	(0.5)%	(0.1)%
Income before income taxes	7.6%	8.2%	10.4%	8.8%	8.8%
Income taxes	2.5%	2.6%	2.6%	2.8%	2.9%
Net income	5.1%	5.6%	7.8%	5.9%	6.0%
Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Revenue

Net revenue increased $48 million, or 11%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers.

Net revenue was negatively impacted by a stronger U.S. dollar relative to other foreign currencies in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net revenue for the three months ended June 30, 2015 would have been approximately $12 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to lease and operate our data centers. Many of our data center costs vary with the volume of services sold, including power, bandwidth, software licenses and costs related to maintenance and the replacement of IT equipment components.

Cost of revenue increased $19 million, or 13%. Of this increase, $5 million was attributable to employee-related expenses, such as salaries, benefits and incentive compensation, primarily driven by a 9% increase in average headcount to support business growth. License costs increased $8 million, reflecting price increases from some of our largest vendors in addition to higher volume to support our growth. Data center costs increased $2 million due to higher rent, maintenance, and utilities expenses. The impact from a prior year benefit of $2 million due to the reversal of a previously recorded obligation related to a vendor contractual issue also contributed to the increase between periods. As a percentage of net revenue, cost of revenue increased 60 basis points, from 32.9% in the three months ended June 30, 2014 to 33.5% in the three months ended June 30, 2015.

Research and Development Expenses

Research and development expenses are mainly costs for employees and consultants who are focused on the deployment of new technologies to address emerging trends and the development and enhancement of proprietary tools.

Research and development expenses increased $4 million, or 12%, primarily due to $3 million of share-based compensation expense recorded during the three months ended June 30, 2015 related to the acceleration of vesting of certain awards.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee-related costs of our sales and marketing employees, including sales commissions, compensation paid to certain channel partners, and costs for advertising and promoting our services and to generate customer demand.

Sales and marketing expenses increased $4 million, or 7%, primarily due to increased spending on marketing activities and advertising, including the four new Rackspace::Solve events held during the three months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses include employee-related and facility costs for functions such as finance and accounting, human resources, information technology, and legal, as well as professional fees, general corporate costs and overhead.

General and administrative expenses increased $5 million, or 6%. Employee-related expenses increased $3 million, mainly due to a 5% increase in average headcount. Bad debt expense increased $2 million, due to increases in write-offs and specific reserves during the three months ended June 30, 2015. Internal software support and maintenance expenses increased $1 million to support the growth of our business. As a percentage of net revenue, general and administrative expenses decreased 80 basis points, from 18.5% in the three months ended June 30, 2014 to 17.7% in the three months ended June 30, 2015.

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

Depreciation and amortization expense increased $7 million, or 8%. The increase was due to purchases of property and equipment to support the growth of our business, with depreciable customer gear assets representing the majority of additions. Depreciation and amortization expense decreased as a percentage of net revenue, from 20.5% in the three months ended June 30, 2014 to 20.0% in the three months ended June 30, 2015.

Income Taxes

Our effective tax rate decreased from 33.0% for the three months ended June 30, 2014 to 32.4% for the three months ended June 30, 2015. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. The effective tax rate decreased for the three months ended June 30, 2015 primarily as a result of a higher proportion of our profits earned outside of the U.S. compared to the three months ended June 30, 2014. Our foreign earnings are generally taxed at lower rates than in the United States.

Net Income

Net income increased $7 million, or 30%, driven by higher net revenue and the positive impact of a lower effective tax rate, partially offset by higher expenses as we continue to make investments to support future growth. Net income per diluted share was $0.20 in the three months ended June 30, 2015, an increase of $0.04 from the same period of 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Six Months Ended
(In millions)	June 30, 2014	June 30, 2015
Net revenue	$862.2	$969.6
Costs and expenses:
Cost of revenue	285.5	325.2
Research and development	54.9	65.2
Sales and marketing	117.8	123.4
General and administrative	152.6	173.1
Depreciation and amortization	178.4	194.6
Total costs and expenses	789.2	881.5
Income from operations	73.0	88.1
Other income (expense):
Interest expense	(1.0)	(2.3)
Interest and other income (expense)	0.4	(0.6)
Total other income (expense)	(0.6)	(2.9)
Income before income taxes	72.4	85.2
Income taxes	24.5	27.6
Net income	$47.9	$57.6

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Six Months Ended
(Percent of net revenue)	June 30, 2014	June 30, 2015
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	33.1%	33.5%
Research and development	6.4%	6.7%
Sales and marketing	13.7%	12.7%
General and administrative	17.7%	17.9%
Depreciation and amortization	20.7%	20.1%
Total costs and expenses	91.5%	90.9%
Income from operations	8.5%	9.1%
Other income (expense):
Interest expense	(0.1)%	(0.2)%
Interest and other income (expense)	0.1%	(0.1)%
Total other income (expense)	(0.1)%	(0.3)%
Income before income taxes	8.4%	8.8%
Income taxes	2.8%	2.8%
Net income	5.6%	5.9%
Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Net revenue increased $107 million, or 12%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers.

Net revenue was negatively impacted by a stronger U.S. dollar relative to other foreign currencies in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Net revenue for the six months ended June 30, 2015 would have been approximately $23 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $40 million, or 14%. Of this increase, $15 million was attributable to employee-related expenses, such as salaries, benefits and incentive compensation, driven by an 8% increase in average headcount to support business growth and higher non-equity incentive compensation due to a higher payout percentage. License costs increased $18 million, reflecting price increases from some of our largest vendors in addition to higher volume to support our growth. Data center costs increased $5 million due to higher rent, maintenance, and utilities expenses. As a percentage of net revenue, cost of revenue increased 40 basis points, from 33.1% in the six months ended June 30, 2014 to 33.5% in the six months ended June 30, 2015.

Research and Development Expenses

Research and development expenses increased $10 million, or 19%, due to increased employee-related expenses, driven by higher non-equity incentive compensation due to a higher payout percentage and $3 million of share-based compensation expense recorded during the six months ended June 30, 2015 related to the acceleration of vesting of certain awards.

Sales and Marketing Expenses

Sales and marketing expenses increased $6 million, or 5%, due to increased spending on marketing activities and advertising, including the six new Rackspace::Solve events held during the six months ended June 30, 2015, and increased employee-related expenses, mainly sales commissions and share-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $21 million, or 13%. Employee-related expenses increased $14 million, mainly due to a 6% increase in average headcount and higher non-equity incentive compensation due to a higher payout percentage. In addition, share-based compensation expense increased, reflecting the impact of the forfeiture of certain executive stock grants during the six months ended June 30, 2014 that did not repeat in the current period. Internal software support and maintenance expenses increased $4 million to support the growth of our business. As a percentage of net revenue, general and administrative expenses increased 20 basis points, from 17.7% in the six months ended June 30, 2014 to 17.9% in the six months ended June 30, 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $16 million, or 9%. The increase was due to purchases of property and equipment to support the growth of our business, with depreciable customer gear assets representing the majority of additions. Depreciation and amortization expense decreased as a percentage of net revenue, from 20.7% in the six months ended June 30, 2014 to 20.1% in the six months ended June 30, 2015.

Other Income (Expense)

Other expense was $2.9 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. This increase was primarily due to the recognition of interest expense on our finance lease obligations for build-to-suit leases.

Income Taxes

Our effective tax rate decreased from 33.9% for the six months ended June 30, 2014 to 32.4% for the six months ended June 30, 2015. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. The effective tax rate decreased for the six months ended June 30, 2015 primarily as a result of a higher proportion of our profits earned outside of the U.S. compared to the six months ended June 30, 2014. Our foreign earnings are generally taxed at lower rates than in the United States.

Net Income

Net income increased $10 million, or 20%, driven by higher net revenue and the positive impact of a lower effective tax rate, partially offset by higher expenses as we continue to make investments to support future growth. Net income per diluted share was $0.40 in the six months ended June 30, 2015, an increase of $0.07 from the same period of 2014.

Liquidity and Capital Resources

We finance our operations and capital expenditures through a combination of internally-generated cash from operations and borrowings under vendor-financed arrangements and our existing revolving credit facility. We believe that our current sources of funds will be sufficient to meet our operating and capital needs in the foreseeable future.

Our long-term future capital requirements will depend on many factors, most importantly our revenue growth and our investments in new technologies and services. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. As our business continues to grow, our need for data center capacity will also grow. Most recently we have financed data center growth through leasing activities, and we will continue to evaluate all opportunities to secure further data center capacity in the future. We could be required, or could elect, to seek additional funding in the form of debt or equity. We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase plans, and our overall cost of capital.

At June 30, 2015, we held $317 million in cash and cash equivalents, of which $137 million is associated with indefinitely reinvested foreign earnings. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2015 to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon. We have not, nor do we anticipate the need to, repatriate earnings to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

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

Historically, we financed a portion of our purchases of data center equipment through vendor-financed arrangements in the form of leases with our major vendors. Additionally, we have entered into certain real estate development and lease arrangements with independent real estate developers to design, construct and lease certain real estate projects that result in finance lease obligations. As of December 31, 2014 and June 30, 2015, we had $134 million and $175 million outstanding with respect to these arrangements, respectively.

As of June 30, 2015, there were no outstanding borrowings under the revolving credit facility. The $25 million outstanding balance as of December 31, 2014 was fully repaid on January 12, 2015. The revolving credit facility has a total commitment in the amount of $200 million and matures in September 2016. The facility further includes an accordion feature, which allows for an increase in the commitment to a total of $400 million under the same terms and conditions, subject to credit approval of the banking syndicate. The facility is unsecured and governed by customary financial and non-financial covenants, including a leverage ratio of not greater than 3.00 to 1.00, an interest coverage ratio of not less than 3.00 to 1.00 and a requirement to maintain a certain level of tangible assets in our U.S. entities. As of June 30, 2015, we were in compliance with all of the covenants under our facility.

On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions. On November 12, 2014, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution to repurchase an aggregate $200 million of our common stock. Under the ASR agreement, we paid $200 million to the financial institution and received an initial delivery of 3.3 million shares of common stock which were subsequently retired. On May 19, 2015, as final settlement of the ASR, we received an additional 0.9 million shares of common stock which were subsequently retired.

On August 5, 2015, our board of directors increased the authorization under the existing program to $1 billion, in addition to the $200 million already utilized. This program will remain in effect until August 2017. We expect to fund this program out of cash on hand, future free cash flow, and proceeds from near-term debt issuances.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Six Months Ended June 30,
(In millions)	2014	2015
Cash provided by operating activities	$266.2	$268.2
Cash used in investing activities	$(197.4)	$(195.8)
Cash provided by financing activities	$10.4	$32.1

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

Net cash provided by operating activities increased $2 million, or 1%, from the first six months of 2014 compared to the first six months of 2015. Net income adjusted for non-cash items such as depreciation and amortization expense, share-based compensation expense and excess tax benefits from share-based compensation arrangements increased $18 million in the six months ended June 30, 2015 from the same period of 2014. This increase was partially offset by a reduction of $16 million in cash contributed by net changes in assets and liabilities between periods.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our growing customer base. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities in both the first six months of 2014 and 2015 consisted mainly of cash purchases for property and equipment of $199 million and $197 million, respectively.

Cash Provided by or Used in Financing Activities

Cash provided by financing activities typically consists of proceeds from debt, proceeds from employee stock plans, and realized excess tax benefits from share-based compensation arrangements. Cash used in financing activities typically consists of principal payments of capital leases and repayments of debt.

Net cash provided by financing activities was $10 million during the first six months of 2014 compared to net cash provided by financing activities of $32 million during the first six months of 2015, an increase of $22 million. Net repayments of debt and capital leases increased by $11 million between periods, driven by the January 2015 repayment of $25 million borrowed under our revolving credit facility partially offset by a $13 million decrease in principal payments of capital leases in the first six months of 2015 compared to the same period of the prior year. This was offset by an increase in proceeds from employee stock plans of $14 million and an increase in excess tax benefits from share-based compensation arrangements of $11 million. Further, the prior year period included a $14 million cash outflow for the withholding of shares related to the vesting of certain restricted stock in satisfaction of employee tax obligations and a $6 million cash receipt from the Texas Enterprise Fund grant.

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

	Three Months Ended
(In millions)	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Income from operations	$33.9	$40.5	$50.0	$44.4	$43.7
Adjustment for build-to-suit lease impact (1)	—	—	—	—	(0.4)
Income from operations, adjusted	$33.9	$40.5	$50.0	$44.4	$43.3
Effective tax rate	33.0%	32.0%	25.1%	32.4%	32.4%
Net operating profit after tax (NOPAT)	$22.7	$27.5	$37.5	$30.0	$29.3

Net income	$22.5	$25.7	$37.0	$28.4	$29.2

Total assets at period end	$1,648.0	$1,724.5	$1,624.3	$1,692.3	$1,832.6
Less: Excess cash (2)	(287.4)	(294.3)	(156.8)	(218.1)	(258.4)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(231.6)	(244.4)	(215.8)	(214.8)	(256.4)
Less: Deferred revenue (current and non-current)	(23.2)	(21.5)	(22.3)	(26.1)	(29.7)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for build-to-suit leases (3)	(187.8)	(210.9)	(270.8)	(287.7)	(299.3)
Capital base (3)	$918.0	$953.4	$958.6	$945.6	$988.8

Average total assets	$1,607.5	$1,686.3	$1,674.4	$1,658.3	$1,762.4
Average capital base (3)	$900.3	$935.8	$956.0	$952.1	$967.2

Return on assets (annualized)	5.6%	6.1%	8.8%	6.9%	6.6%
Return on capital (annualized) (3)	10.1%	11.8%	15.7%	12.6%	12.1%

(1)
Reflects additional expense we would have expected to record if our build-to-suit lease arrangements had been deemed operating leases instead of finance lease obligations for build-to-suit leases. Calculated as the excess of estimated straight-line rent expense over actual depreciation expense for completed real estate projects under build-to-suit lease arrangements.

(2)
Defined as the amount of cash and cash equivalents that exceeds our operating cash requirements, which is calculated as three percent of our annualized net revenue for the three months prior to the period end.

(3)
In the first quarter of 2015, we reclassified certain finance obligations associated with build-to-suit leases in the consolidated balance sheets. Prior period amounts have been revised to reflect the impact of this reclassification. See “Notes to the Unaudited Consolidated Financial Statements - Note 4. Build-to-Suit Leases” for further discussion.

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

	Three Months Ended
(Dollars in millions)	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015

Net revenue	$441.2	$459.7	$472.5	$480.2	$489.4

Income from operations	$33.9	$40.5	$50.0	$44.4	$43.7

Net income	$22.5	$25.7	$37.0	$28.4	$29.2
Plus: Income taxes	11.0	12.2	12.3	13.6	14.0
Plus: Total other (income) expense	0.4	2.6	0.7	2.4	0.5
Plus: Depreciation and amortization	90.6	98.3	95.2	96.9	97.7
Plus: Share-based compensation expense	17.3	19.8	20.2	20.0	20.4
Adjusted EBITDA	$141.8	$158.6	$165.4	$161.3	$161.8

Operating income margin	7.7%	8.8%	10.6%	9.3%	8.9%

Adjusted EBITDA margin	32.1%	34.5%	35.0%	33.6%	33.1%

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

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
Adjusted EBITDA	$141.8	$161.8	$281.4	$323.1
Non-cash deferred rent	2.1	(0.4)	4.4	—
Total capital expenditures	(112.4)	(151.6)	(213.1)	(241.8)
Cash payments for interest, net of interest received	(0.6)	(0.8)	(1.0)	(1.1)
Cash payments for income taxes, net of refunds	(4.6)	(9.7)	(5.5)	(13.5)
Adjusted free cash flow	$26.3	$(0.7)	$66.2	$66.7

Quarterly Key Metrics

The following table sets forth our quarterly key metrics for each of our most recent five quarters as of the period ended June 30, 2015. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015

Growth
Net revenue	$441.2	$459.7	$472.5	$480.2	$489.4
Revenue growth (year over year)	17.4%	18.3%	15.8%	14.1%	11.0%
Number of employees (Rackers) at period end	5,798	5,939	5,936	5,964	6,115
Number of servers deployed at period end	107,657	110,453	112,628	114,105	116,329
Average monthly revenue per server	$1,375	$1,405	$1,412	$1,412	$1,416
Profitability
Income from operations	$33.9	$40.5	$50.0	$44.4	$43.7
Depreciation and amortization	$90.6	$98.3	$95.2	$96.9	$97.7
Share-based compensation expense	$17.3	$19.8	$20.2	$20.0	$20.4
Adjusted EBITDA (1)	$141.8	$158.6	$165.4	$161.3	$161.8
Adjusted EBITDA margin	32.1%	34.5%	35.0%	33.6%	33.1%
Operating income margin	7.7%	8.8%	10.6%	9.3%	8.9%
Income from operations	$33.9	$40.5	$50.0	$44.4	$43.7
Adjustment for build-to-suit lease impact (2)	$—	$—	$—	$—	$(0.4)
Income from operations, adjusted	$33.9	$40.5	$50.0	$44.4	$43.3
Effective tax rate	33.0%	32.0%	25.1%	32.4%	32.4%
Net operating profit after tax (NOPAT) (1)	$22.7	$27.5	$37.5	$30.0	$29.3
NOPAT margin	5.1%	6.0%	7.9%	6.3%	6.0%
Capital efficiency and returns
Interest bearing debt (3)	$34.2	$24.0	$41.6	$10.8	$6.9
Stockholders' equity	$1,171.2	$1,223.7	$1,073.8	$1,152.9	$1,240.3
Less: Excess cash	$(287.4)	$(294.3)	$(156.8)	$(218.1)	$(258.4)
Capital base (3)	$918.0	$953.4	$958.6	$945.6	$988.8
Average capital base (3)	$900.3	$935.8	$956.0	$952.1	$967.2
Capital turnover (annualized) (3)	1.96	1.97	1.98	2.02	2.02
Return on capital (annualized) (1) (3)	10.1%	11.8%	15.7%	12.6%	12.1%
Capital expenditures
Cash purchases of property and equipment	$114.0	$124.1	$107.2	$92.5	$104.7
Non-cash purchases of property and equipment (4)	$(1.6)	$(6.7)	$(2.6)	$(2.3)	$46.9
Total capital expenditures	$112.4	$117.4	$104.6	$90.2	$151.6
Customer gear	$64.8	$78.7	$72.5	$58.7	$117.3
Data center build outs	$13.8	$14.8	$11.1	$13.4	$15.8
Office build outs	$6.8	$3.5	$1.6	$2.3	$3.3
Capitalized software and other projects	$27.0	$20.4	$19.4	$15.8	$15.2
Total capital expenditures	$112.4	$117.4	$104.6	$90.2	$151.6
Infrastructure capacity and utilization
Megawatts under contract at period end (5)	58.1	58.1	58.1	63.2	63.6
Megawatts available for customer use at period end (6)	45.4	45.4	49.7	52.0	54.1
Megawatts utilized at period end	29.0	29.9	30.5	31.0	31.6
Annualized net revenue per average Megawatt of power utilized	$61.8	$62.4	$62.6	$62.5	$62.5

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

(2)
Reflects additional expense we would have expected to record if our build-to-suit lease arrangements had been deemed operating leases instead of finance lease obligations for build-to-suit leases. Calculated as the excess of estimated straight-line rent expense over actual depreciation expense for completed real estate projects under build-to-suit lease arrangements.

(3)
In the first quarter of 2015, we reclassified certain finance obligations associated with build-to-suit leases in the consolidated balance sheets. Prior period amounts have been revised to reflect the impact of this reclassification. See “Notes to the Unaudited Consolidated Financial Statements - Note 4. Build-to-Suit Leases” for further discussion.

(4)	Non-cash purchases of property and equipment represents changes in amounts accrued for purchases under vendor financing and other deferred payment arrangements.

(5)
Megawatts under contract at period end represents data center capacity for which we have a contract enabling us to take control of the space. For our newest data center in London, as of March 31, 2015, we have included four megawatts.

(6)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see "Notes to the Unaudited Consolidated Financial Statements - Note 5. Contingencies."

ITEM 1A – RISK FACTORS

For a discussion of our risk factors, refer to Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year-ended December 31, 2014. As of June 30, 2015, there had been no material change in this information, except for the following updated risk factor provided below.

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
For example, we have experienced product challenges in our public cloud that have not been effectively addressed, which we believe were exacerbated by talent gaps that lingered into the first half of 2015 following a period of elevated turnover connected to the strategic evaluation that we went through in 2014. The outcome of our inability to address the challenges has been a factor in the growth deceleration we have experienced for three quarters in a row. These growth rates have declined on a year over year basis from 18.3% in the third quarter of 2014 to 11.0% in the second quarter of 2015. We expect these year over year growth rates to continue to decline through the second half of 2015. Revenue growth over the next several quarters will be positively impacted by our entry into a large, multi-year agreement. We believe we have identified and addressed our key challenges, which we believe will provide opportunities for future growth.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The table below sets forth information regarding the company’s purchases of its common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2015 through April 30, 2015	—		—
May 1, 2015 through May 31, 2015	871,351	(1)	871,351
June 1, 2015 through June 30, 2015	—		—
Total	871,351		871,351	$300,000,000

(1)
On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock, of which $300 million was available as of June 30, 2015. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions. On November 12, 2014, we entered into an accelerated share repurchase ("ASR") agreement to repurchase $200 million of our common stock. In November 2014, we received an initial delivery of 3.3 million shares of common stock under the ASR agreement. In May 2015, as final settlement of the ASR we received an additional 0.9 million shares of common stock. In total, we purchased 4.2 million shares under this ASR at an average price of $48.10.

On August 5, 2015, our board of directors increased the authorization under the existing program to $1 billion, in addition to the $200 million already utilized. This program will remain in effect until August 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2015.

Rackspace Hosting, Inc.

Date:	August 10, 2015	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 10, 2015	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)