Form 10-Q
period 2015-09-30
RACKSPACE HOSTING, INC.
filed 2015-11-09
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

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

On November 5, 2015, 134,695,396 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

References to “we,” “our,” “our company,” “us,” “the company,” “Rackspace Hosting,” or “Rackspace” refer to Rackspace Hosting, Inc. and its consolidated subsidiaries. We have made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including our expectation of deceleration of the year-over-year growth rate. We discuss in greater detail many of these risks, uncertainties and other factors in Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors,” within our Annual Report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in “Risk Factors” within our Annual Report and elsewhere in this report could harm our business.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	December 31, 2014	September 30, 2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213.5	$189.0
Accounts receivable, net of allowance for doubtful accounts and customer credits of $5.3 as of December 31, 2014 and $6.8 as of September 30, 2015	156.5	174.9
Deferred income taxes	9.3	5.8
Prepaid expenses	33.6	55.5
Other current assets	8.8	15.5
Total current assets	421.7	440.7

Property and equipment, net	1,057.7	1,161.3
Goodwill	81.1	81.1
Intangible assets, net	16.6	10.3
Other non-current assets	47.2	60.4
Total assets	$1,624.3	$1,753.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137.3	$173.6
Accrued compensation and benefits	66.7	56.2
Income and other taxes payable	11.8	7.1
Deferred revenue	20.9	29.9
Capital lease obligations	15.0	3.1
Debt	25.1	140.0
Total current liabilities	276.8	409.9

Non-current liabilities:
Deferred revenue	1.4	1.9
Capital lease obligations	1.5	0.5
Finance lease obligations for build-to-suit leases	117.4	165.4
Deferred income taxes	71.2	46.6
Deferred rent	49.9	49.4
Other liabilities	32.3	30.7
Total liabilities	550.5	704.4

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 140,945,171 shares issued and outstanding as of December 31, 2014; 134,685,554 shares issued and outstanding as of September 30, 2015	0.1	0.1
Additional paid-in capital	696.0	841.8
Accumulated other comprehensive loss	(20.7)	(29.7)
Retained earnings	398.4	237.2
Total stockholders’ equity	1,073.8	1,049.4
Total liabilities and stockholders’ equity	$1,624.3	$1,753.8

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2015	2014	2015

Net revenue	$459.7	$508.9	$1,321.9	$1,478.5
Costs and expenses:
Cost of revenue	142.9	171.2	428.4	496.4
Research and development	30.7	29.9	85.6	95.1
Sales and marketing	60.6	61.8	178.4	185.2
General and administrative	86.7	88.2	239.3	261.3
Depreciation and amortization	98.3	101.3	276.7	295.9
Total costs and expenses	419.2	452.4	1,208.4	1,333.9
Income from operations	40.5	56.5	113.5	144.6
Other income (expense):
Interest expense	(0.5)	(2.8)	(1.5)	(5.1)
Interest and other income (expense)	(2.1)	(1.1)	(1.7)	(1.7)
Total other income (expense)	(2.6)	(3.9)	(3.2)	(6.8)
Income before income taxes	37.9	52.6	110.3	137.8
Income taxes	12.2	16.1	36.7	43.7
Net income	$25.7	$36.5	$73.6	$94.1

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(13.2)	$(10.2)	$(4.8)	$(9.0)
Other comprehensive income (loss)	(13.2)	(10.2)	(4.8)	(9.0)
Comprehensive income	$12.5	$26.3	$68.8	$85.1

Net income per share
Basic	$0.18	$0.26	$0.52	$0.67
Diluted	$0.18	$0.26	$0.51	$0.66

Weighted average number of shares outstanding
Basic	143.0	139.0	142.0	140.9
Diluted	144.9	140.6	144.3	143.3

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2015
Cash Flows From Operating Activities
Net income	$73.6	$94.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276.7	295.9
Deferred income taxes	(30.1)	(34.1)
Share-based compensation expense	49.8	60.0
Excess tax benefits from share-based compensation arrangements	(45.3)	(51.5)
Other operating activities	5.8	7.1
Changes in operating assets and liabilities:
Accounts receivable	(15.7)	(26.3)
Prepaid expenses and other current assets	(17.2)	(25.1)
Accounts payable, accrued expenses, and other current liabilities	93.9	45.7
Deferred revenue	(5.0)	9.5
Deferred rent	6.3	—
Other non-current assets and liabilities	(1.2)	4.3
Net cash provided by operating activities	391.6	379.6
Cash Flows From Investing Activities
Purchases of property and equipment	(323.1)	(331.9)
All other investing activities	1.9	(4.6)
Net cash used in investing activities	(321.2)	(336.5)
Cash Flows From Financing Activities
Proceeds from debt	—	140.0
Repayments of debt	(1.8)	(25.1)
Proceeds from finance lease obligations for build-to-suit leases	—	2.5
Principal payments of capital and build-to-suit leases	(32.5)	(13.3)
Payments for deferred acquisition obligations	(0.2)	(0.2)
Receipt of Texas Enterprise Fund grant	5.5	—
Repurchase of common stock	—	(250.1)
Shares of common stock withheld for employee taxes	(13.6)	—
Proceeds from employee stock plans	18.0	29.2
Excess tax benefits from share-based compensation arrangements	45.3	51.5
Net cash provided by (used in) financing activities	20.7	(65.5)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(2.1)
Increase (decrease) in cash and cash equivalents	89.8	(24.5)
Cash and cash equivalents, beginning of period	259.7	213.5
Cash and cash equivalents, end of period	$349.5	$189.0

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$1.4	$2.2
Cash payments for income taxes, net of refunds	$6.8	$17.0

Non-cash Investing and Financing Activities
Acquisition of property and equipment by capital leases	$0.9	$0.4
Increase in property and equipment in accounts payable and accrued expenses	6.5	37.2
Non-cash purchases of property and equipment	$7.4	$37.6

Additional finance lease obligations for build-to-suit leases and other	$70.8	$48.6

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

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income (loss). There were no income taxes allocated to foreign currency translation adjustments during the three or nine months ended September 30, 2014 or 2015.

Unaudited Interim Financial Information

The accompanying consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2014 and 2015, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015 (the "2014 Annual Consolidated Financial Statements"). The unaudited interim consolidated financial statements have been prepared on the same basis as the 2014 Annual Consolidated Financial Statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2014 and 2015, and our cash flows for the nine months ended September 30, 2014 and 2015.

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015, or for any other interim period, or for any other future year.

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

Significant Accounting Policies and Estimates

Our 2014 Annual Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three or nine months ended September 30, 2015; however, we have updated our Revenue and Deferred Revenue policy description to reflect our existing accounting practices for multiple-element arrangements, as follows:

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

Revenue is reported net of customer credits and sales and use tax. Invoiced amounts and accrued unbilled usage is recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue primarily consists of amounts that have been prepaid or deferred installation fees. As of September 30, 2015, of the total $31.8 million in deferred revenue recorded on our balance sheet (the majority of which related to prepaid amounts), $21.9 million, $8.7 million and $1.2 million will be amortized to revenue in 2015, 2016 and 2017, respectively.

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

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2015	2014	2015
Basic net income per share:
Net income	$25.7	$36.5	$73.6	$94.1
Weighted average shares outstanding:
Common stock	143.0	139.0	142.0	140.9
Number of shares used in per share computations	143.0	139.0	142.0	140.9
Net income per share	$0.18	$0.26	$0.52	$0.67

Diluted net income per share:
Net income	$25.7	$36.5	$73.6	$94.1
Weighted average shares outstanding:
Common stock	143.0	139.0	142.0	140.9
Stock options, awards and employee share purchase plans	1.9	1.6	2.3	2.4
Number of shares used in per share computations	144.9	140.6	144.3	143.3
Net income per share	$0.18	$0.26	$0.51	$0.66

We excluded 5.8 million and 5.2 million potential common shares from the computation of dilutive net income per share for the three months ended September 30, 2014 and 2015, respectively, and 5.6 million and 3.8 million potential shares for the nine months ended September 30, 2014 and 2015, respectively, because the effect would have been anti-dilutive.

3. Property and Equipment, net

Property and equipment consisted of:

(Dollar amounts in millions)	Estimated Useful Lives				December 31, 2014	September 30, 2015
Computers and equipment	3	-	5	years	$1,495.2	$1,739.6
Computer software	1	-	5	years	318.9	362.0
Furniture and fixtures	7	years			56.7	60.6
Buildings and leasehold improvements	2	-	30	years	253.6	353.8
Land					27.9	28.4
Property and equipment, at cost					2,152.3	2,544.4
Less accumulated depreciation and amortization					(1,249.5)	(1,465.2)
Work in process					154.9	82.1
Property and equipment, net					$1,057.7	$1,161.3

At December 31, 2014, the work in process balance consisted of build outs of $51.3 million for office facilities, $80.5 million for data centers, and $23.1 million for capitalized software and other projects. At September 30, 2015, the work in process balance consisted of build outs of $14.0 million for office facilities, $50.2 million for data centers, and $17.9 million for capitalized software and other projects. During the first quarter of 2015, we placed into service and began depreciating $51.4 million of construction costs related to the completed portion of a data center in the U.K. In addition, during the third quarter of 2015 we placed into service and began depreciating $47.7 million of construction costs related to the completion of our new U.K. office. We are deemed the owner of both buildings for accounting purposes. See Note 4. "Build-to-Suit Leases" for more information.

For the three and nine months ended September 30, 2015, we capitalized interest of $1.2 million and $5.9 million, respectively, related to finance lease obligations for build-to-suit leases. There was no interest capitalized during the three and nine months ended September 30, 2014.

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

During the first quarter of 2015, construction of one of these real estate projects, a data center in the U.K., was partially completed. However, since the project is considered one unit of accounting, we will not perform a sale-leaseback analysis until the entire project is completed. As a result, we placed into service and began depreciating $51.4 million of construction costs related to the completed portion of the project as building and leasehold improvements within "Property and equipment, net" on our consolidated balance sheets. The lease on a portion of the project commenced during the first quarter of 2015. Rental payments are recorded as a reduction of the corresponding liability and as interest expense, and at the end of the lease term, we will derecognize the remaining asset and liability balances.

During the third quarter of 2015, construction of an office building in the U.K was completed. We performed a sale-leaseback analysis, and, due to our continuing involvement in the project, we were precluded from derecognizing the asset and liability. As a result, we placed into service and began depreciating $47.7 million of construction costs as building and leasehold improvements within "Property and equipment, net" on our consolidated balance sheets. The assets will be depreciated throughout the lease term. Rental payments under the lease are recorded as a reduction of the liability and as interest expense, and at the end of the lease term, we will derecognize the remaining asset and liability balances.

As of December 31, 2014 and September 30, 2015 we had $117.4 million and $165.4 million, respectively, of finance lease obligations for build-to-suit leases related to real estate projects either completed or under construction for which we are deemed the accounting owner.

5. Cost Method Investments

We have several direct investments accounted for under the cost method. The aggregate carrying amount of our cost method investments, which are recorded as Other non-current assets, as of December 31, 2014 and September 30, 2015 was $1.1 million and $11.6 million, respectively. We have determined that it is not practicable to estimate the fair value of these investments. As such, if we identify events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, we will then estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. No events or circumstances indicating a potential impairment were identified as of September 30, 2015.

6. Debt

We are party to a revolving credit facility that has a total commitment of $200 million. As of December 31, 2014, we had outstanding borrowings of $25 million under this facility at an interest rate of 1.42%. These outstanding borrowings were fully repaid in January 2015.

During the three months ended September 30, 2015, we borrowed $140 million under the credit facility. The weighted average interest rate of these borrowings was 1.47%. Additionally there were insignificant letters of credit outstanding as of September 30, 2015, and therefore, we had $60 million available for future borrowings. As of the same date, we were in compliance with all of the covenants under our facility.

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

The composition of the equity awards outstanding as of December 31, 2014 and September 30, 2015 was as follows:

(in millions)	December 31, 2014	September 30, 2015
Restricted stock	4.3	4.4
Stock options	6.8	4.8
Total outstanding awards	11.1	9.2

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

Share-Based Compensation Expense

Share-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2015	2014	2015
Cost of revenue	$4.2	$4.2	$12.1	$12.3
Research and development	3.3	2.4	9.4	11.3
Sales and marketing	2.7	2.7	6.8	8.2
General and administrative	9.6	10.3	21.5	28.2
Pre-tax share-based compensation	19.8	19.6	49.8	60.0
Less: Income tax benefit	(6.3)	(5.9)	(16.5)	(19.0)
Total share-based compensation expense, net of tax	$13.5	$13.7	$33.3	$41.0

As of September 30, 2015, there was $156.9 million of total unrecognized compensation cost related to restricted stock, stock options and the ESPP, which will be recognized using the straight-line method over a weighted average period of 2.4 years.

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

We expect a taxable profit in the U.S. and U.K. for the full year 2015 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to share-based compensation in 2015. As a result, we have recognized an excess tax benefit in the U.S. and U.K. during the three and nine months ended September 30, 2015.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations and the Internal Revenue Service may appeal. We will continue to monitor developments related to the regulation and the potential impact of those developments on the consolidated financial statements.

10. Share Repurchase Program

On November 6, 2014, our board of directors authorized a share repurchase program. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions.

On November 12, 2014, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution and paid $200 million to repurchase our common stock. The payment was accounted for as a reduction to stockholders' equity in our consolidated balance sheet in 2014. We received an initial delivery of 3.3 million shares of common stock in November 2014, and we received an additional 0.9 million shares of common stock in May 2015 as final settlement of the ASR. All shares received were subsequently retired.

On August 5, 2015, our board of directors increased the authorization under the existing share repurchase program to a total of up to $1 billion, in addition to the $200 million already purchased under the ASR. The program will remain in effect for a period not to exceed 24 months from authorization.

During the three months ended September 30, 2015, we repurchased $250 million, or 8.2 million shares, of our common stock on the open market; these shares were subsequently retired. Therefore, as of September 30, 2015, approximately $750 million remained available for additional purchases under the current program.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The MD&A is organized as follows:

•	Overview - Discussion of the nature and key trends of our business and overall analysis of financial highlights and key metrics in order to provide context for the remainder of the MD&A.

•	Results of Operations - An analysis of our financial results comparing the three and nine months ended September 30, 2015 and September 30, 2014.

•	Liquidity and Capital Resources - Discussion of our financial condition, sources of liquidity, changes in cash flows and capital expenditure requirements.

•	Supplemental Information - Description and reconciliation of Non-GAAP Financial Measures used throughout this MD&A and financial information and key metrics for the most recent five quarters.

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

We sell our services to small and medium-sized businesses, as well as large enterprises. The majority of our revenue is generated by our operations in the U.S. and U.K. Additionally, we have operations in Switzerland, Hong Kong, Australia, and Mexico. Our growth strategy includes targeting additional international customers as we continue our expansion in continental Europe, the Asia-Pacific region and Latin America. For the first nine months of 2015, 31% of our net revenue was from non-U.S. customers, and no individual customer accounted for more than 2% of our net revenue.

Trends in our Business

The fast-growing and crowded cloud computing industry is bifurcating into two segments: unmanaged cloud and managed cloud. As a reflection of this trend, in 2014, Gartner Inc. distinguished for the first time between unmanaged, or “infrastructure as a service,” cloud providers and those who deliver managed cloud. For the second year in a row, Rackspace has been ranked as a leader in the Gartner Magic Quadrant for Cloud-Enabled Managed Hosting, in both North America and Europe. In a March 2015 industry report, 451 Research named Rackspace the segment leader in the "managed hosting" market segment, where managed services are wrapped around cloud infrastructure.

We believe that the managed cloud segment of the cloud computing market is a large market that represents a significant opportunity. We see a high level of interest building from companies who want to focus their scarce engineering assets on their core business and want a trusted partner to manage their cloud. They want Fanatical Support every step of the way, and they want specialized expertise in running the ever-expanding set of technologies that are at the heart of cloud scale applications.

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

While we believe our managed cloud strategy uniquely positions us in the long-term to dominate this significant multi-billion-dollar, high-growth market, quarterly revenue growth (on a year-over-year basis) has decelerated for four quarters in a row, declining from 18.3% in the third quarter of 2014 to 10.7% in the third quarter of 2015. There are a number of factors that have contributed to the overall decline, including sales and marketing issues and product challenges in our public cloud. We believe that these issues were exacerbated by talent gaps that lingered into the first half of this year, following a period of elevated turnover connected to the publicly announced strategic evaluation that we went through in 2014. We believe we have identified our key challenges and have moved aggressively to address each of them.

Another factor that impacts our revenue growth is that the timing of revenue materialization for certain large contracts may be more volatile. While this factor negatively affected our first half revenue growth rate, the revenue growth rate in the third quarter of 2015 was favorably impacted by a large, multi-year agreement that began to materialize during the quarter. Despite the fact that this agreement is expected to also favorably impact the fourth quarter, we expect the decline in the year-over-year revenue growth rate to continue.

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

We also announced in July 2015 a collaboration with Intel Corporation to form the OpenStack Innovation Center, to be located at our corporate headquarters in San Antonio. This project will bring together OpenStack engineers from Rackspace and Intel to advance the scalability, manageability and reliability of OpenStack by adding new features, functionality and eliminating bugs through upstream code contributions.

In September 2015 we launched our Managed Security and Compliance Assistance offering to assist customers in addressing data security, protecting critical business processes, and mitigating risks from potential cyberattacks and threats. The offering is designed to detect and respond to advanced persistent threats (APTs) and other types of cyberattacks. The offering is tailored to customers' business needs and backed by a 24/7/365 Customer Security Operations Center (CSOC) at Rackspace.

In October 2015 we launched Fanatical Support for AWS, under which we will offer tools, expertise, application management and operational support to customers on the Amazon Web Services (AWS) cloud. We will operate as a trusted partner to businesses that want to realize the power of the AWS Cloud by blending automation, technology and human expertise to deliver ongoing architecture, management, security services and 24x7x365 operations, all backed by AWS-certified engineers and architects.

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

Growth

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	September 30, 2014	June 30, 2015	September 30, 2015

Net revenue	$459.7	$489.4	$508.9
Revenue growth (year over year)	18.3%	11.0%	10.7%

Number of servers deployed at period end	110,453	116,329	118,654
Average monthly revenue per server	$1,405	$1,416	$1,444

Number of employees (Rackers) at period end	5,939	6,115	6,177

Total net revenue for the three months ended September 30, 2015 increased $20 million, or 4.0%, from the three months ended June 30, 2015. Net revenue for the three months ended September 30, 2015 was favorably impacted by a large, multi-year agreement that began to materialize during the period and by a weaker U.S. dollar relative to other foreign currencies on a sequential quarter basis. Net revenue for the three months ended September 30, 2015 would have been approximately $1 million lower had foreign exchange rates remained constant from the three months ended June 30, 2015, resulting in a constant currency growth rate of 3.8%.

On a year-over-year basis, net revenue grew $49 million, or 10.7%, during the three months ended September 30, 2015, which includes the negative impact of approximately $10 million due to changes in foreign exchange rates. On a constant currency basis, net revenue grew 12.9% during the three months ended September 30, 2015 compared to the same period of the prior year.

Profitability

	Three Months Ended
(Dollar amounts in millions, except per share amounts)	September 30, 2014	June 30, 2015	September 30, 2015

Adjusted EBITDA	$158.6	$161.8	$177.4
Adjusted EBITDA margin	34.5%	33.1%	34.9%

Income from operations	$40.5	$43.7	$56.5
Operating income margin	8.8%	8.9%	11.1%

Net income	$25.7	$29.2	$36.5
Net income margin	5.6%	6.0%	7.2%
Diluted net income per share	$0.18	$0.20	$0.26

On a sequential quarter basis our margins improved, as Adjusted EBITDA increased 180 basis points to 34.9% of net revenue, income from operations increased 220 basis points to 11.1% of net revenue and net income increased 120 basis points to 7.2% of net revenue for the three months ended September 30, 2015 compared to the three months ended June 30, 2015. Our margins were positively impacted by lower employee-related expenses as a percentage of net revenue and a decrease in marketing expense. Employee-related expenses reflected the impact of decreased non-equity incentive bonus expense due to a lower bonus payout percentage. Lower marketing expense resulted from fewer Rackspace::Solve events held during the third quarter of 2015 as well as reduced spending on online advertising. In addition, there was a general decrease in professional and consulting fees. The positive impact from these expenses and a decrease in the effective tax rate on our net income margin was partially offset by an unfavorable impact of foreign exchange rate movements from June 30, 2015 to September 30, 2015.

On a year-over-year basis, Adjusted EBITDA margin increased to 34.9% in the three months ended September 30, 2015 from 34.5% in the same period of 2014, as revenue growth of 10.7% outpaced growth in expenses. Operating income margin improved to 11.1% from 8.8% and net income margin increased to 7.2% from 5.6%.

Capital Efficiency, Infrastructure Capacity and Utilization

	Three Months Ended
(Dollar amounts in millions)	September 30, 2014	June 30, 2015	September 30, 2015

Capital expenditures
Customer gear	$78.7	$117.3	$87.1
Data center build outs	$14.8	$15.8	$18.8
Office build outs	$3.5	$3.3	$6.1
Capitalized software and other projects	$20.4	$15.2	$15.7
Total capital expenditures	$117.4	$151.6	$127.7

Capital efficiency and returns
Average capital base (1)	$935.8	$967.2	$1,027.0
Capital turnover (annualized) (1)	1.97	2.02	1.98
Return on capital (annualized) (1)	11.8%	12.1%	15.0%

Infrastructure capacity and utilization
Megawatts under contract at period end (2)	58.1	63.6	63.6
Megawatts available for customer use at period end (3)	45.4	54.1	55.3
Megawatts utilized at period end	29.9	31.6	32.7
Annualized net revenue per average Megawatt of power utilized	$62.4	$62.5	$63.3

(1)
September 30, 2014 amounts have been revised to reflect the impact of a reclassification of certain finance obligations associated with build-to-suit leases in the consolidated balance sheets. See “Notes to the Unaudited Consolidated Financial Statements - Note 4. Build-to-Suit Leases” for further discussion.

(2)
Megawatts under contract at period end represents data center capacity for which we have a contract enabling us to take control of the space. For our newest data center in London, as of March 31, 2015, we have included four megawatts.

(3)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

On a sequential quarter basis, Return on Capital ("ROC") increased from 12.1% for the three months ended June 30, 2015 to 15.0% for the three months ended September 30, 2015. The increase is primarily due to the increase in sequential quarter income from operations described above, partially offset by a 6% increase in our average capital base.

On a year-over-year basis, ROC increased from 11.8% to 15.0%, primarily due to the increase in income from operations between periods, partially offset by a 10% increase in our average capital base. Our capital turnover for the three months ended September 30, 2015 of 1.98 did not change significantly from the same period of 2014.

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Three Months Ended
(In millions)	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Net revenue	$459.7	$472.5	$480.2	$489.4	$508.9
Costs and expenses:
Cost of revenue	142.9	153.9	161.3	163.9	171.2
Research and development	30.7	31.4	32.0	33.2	29.9
Sales and marketing	60.6	59.2	59.0	64.4	61.8
General and administrative	86.7	82.8	86.6	86.5	88.2
Depreciation and amortization	98.3	95.2	96.9	97.7	101.3
Total costs and expenses	419.2	422.5	435.8	445.7	452.4
Income from operations	40.5	50.0	44.4	43.7	56.5
Other income (expense):
Interest expense	(0.5)	(0.4)	(0.4)	(1.9)	(2.8)
Interest and other income (expense)	(2.1)	(0.3)	(2.0)	1.4	(1.1)
Total other income (expense)	(2.6)	(0.7)	(2.4)	(0.5)	(3.9)
Income before income taxes	37.9	49.3	42.0	43.2	52.6
Income taxes	12.2	12.3	13.6	14.0	16.1
Net income	$25.7	$37.0	$28.4	$29.2	$36.5

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.1%	32.6%	33.6%	33.5%	33.7%
Research and development	6.7%	6.6%	6.7%	6.8%	5.9%
Sales and marketing	13.2%	12.5%	12.3%	13.2%	12.1%
General and administrative	18.9%	17.5%	18.0%	17.7%	17.3%
Depreciation and amortization	21.4%	20.2%	20.2%	20.0%	19.9%
Total costs and expenses	91.2%	89.4%	90.7%	91.1%	88.9%
Income from operations	8.8%	10.6%	9.3%	8.9%	11.1%
Other income (expense):
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.4)%	(0.5)%
Interest and other income (expense)	(0.5)%	(0.1)%	(0.4)%	0.3%	(0.2)%
Total other income (expense)	(0.6)%	(0.1)%	(0.5)%	(0.1)%	(0.8)%
Income before income taxes	8.2%	10.4%	8.8%	8.8%	10.3%
Income taxes	2.6%	2.6%	2.8%	2.9%	3.2%
Net income	5.6%	7.8%	5.9%	6.0%	7.2%
Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Revenue

Net revenue increased $49 million, or 11%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers. In particular, net revenue for the three months ended September 30, 2015 was favorably impacted by a large, multi-year agreement that began to materialize during the period.

Net revenue was negatively impacted by a stronger U.S. dollar relative to other foreign currencies in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net revenue for the three months ended September 30, 2015 would have been approximately $10 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to lease and operate our data centers. Many of our data center costs vary with the volume of services sold, including power, bandwidth, software licenses and costs related to maintenance and the replacement of IT equipment components.

Cost of revenue increased $28 million, or 20%. Of this increase, $15 million was attributable to license expense, resulting from the combination of higher costs of $8 million and the impact of a $7 million benefit recorded in the prior year for a refund of sales tax paid on previous license purchases. The $8 million increase in expense reflected price increases from some of our largest vendors in addition to higher volume to support our growth. Employee-related expenses, including salaries, benefits and incentive compensation, increased $6 million, primarily driven by an 8% increase in average headcount to support business growth, partially offset by a decrease in non-equity incentive bonus expense due to a lower bonus payout percentage. Data center costs increased $5 million due to higher rent and maintenance. As a percentage of net revenue, cost of revenue increased 260 basis points, from 31.1% in the three months ended September 30, 2014 to 33.7% in the three months ended September 30, 2015. Higher license expense represented 230 basis points of the increase, including an impact of 150 basis points for the prior year sales tax refund that did not repeat in the current year period.

Research and Development Expenses

Research and development expenses are mainly costs for employees and consultants who are focused on the deployment of new technologies to address emerging trends and the development and enhancement of proprietary tools.

Research and development expenses decreased $1 million, or 3%, primarily due to a $2 million decrease in employee-related expenses, such as salaries, benefits, and incentive compensation. Decreases in non-equity incentive bonus expense due to a lower payout bonus percentage and share-based compensation expense were partially offset by a decrease in costs capitalized for the development of software for internal use.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee-related costs of our sales and marketing employees, including sales commissions, compensation paid to certain channel partners, and costs for advertising and promoting our services and to generate customer demand.

Sales and marketing expenses increased $1 million, or 2%, primarily attributable to employee-related expenses due to increased headcount.

General and Administrative Expenses

General and administrative expenses include employee-related and facility costs for functions such as finance and accounting, human resources, information technology, and legal, as well as professional fees, general corporate costs and overhead.

General and administrative expenses increased $2 million, or 2%. Employee-related expenses increased $2 million mainly due to an increase in salaries and an 8% increase in headcount, partially offset by a decrease in non-equity incentive bonus expense due to a lower bonus payout percentage. Internal software support and maintenance expenses increased $1 million to support the growth of our business, while professional and consulting fees decreased $2 million. The prior year period was impacted by $3 million of expenses, primarily legal and other professional fees, incurred in connection with a formal evaluation by our board of directors of the Company's long-term strategic alternatives during the three months ended September 30, 2014, partially offset by a benefit from the reversal of a previously recorded sales and use tax accrual. As a percentage of net revenue, general and administrative expenses decreased 160 basis points, from 18.9% in the three months ended September 30, 2014 to 17.3% in the three months ended September 30, 2015. This decrease was primarily driven by a 70 basis point decrease in employee-related expenses, a 70 basis point decrease related to the expenses incurred for the formal evaluation in 2014 that did not repeat in the current year, and a 50 basis point decrease in professional and consulting fees.

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

Depreciation and amortization expense increased $3 million, or 3%. The increase was due to purchases of property and equipment to support the growth of our business, with depreciable customer gear assets representing the majority of additions. Partially offsetting the impact of these additions was a $4 million abandonment charge recorded in the prior year period related to an unimproved portion of our corporate headquarters building that we intend to demolish and redevelop. As a percentage of net revenue, depreciation and amortization expense decreased 150 basis points, from 21.4% in the three months ended September 30, 2014 to 19.9% in the three months ended September 30, 2015. The headquarters building abandonment charge represented 90 basis points of change between periods.

Other Income (Expense)

Other expense was $3.9 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively. This increase was primarily due to the recognition of interest expense on our finance lease obligations for build-to-suit leases.

Income Taxes

Our effective tax rate decreased from 32.0% for the three months ended September 30, 2014 to 30.6% for the three months ended September 30, 2015. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. The effective tax rate decreased for the three months ended September 30, 2015 primarily due to the benefit of discrete items recorded during the period, largely related to the impact of the Altera Corp. v. Commissioner decision. This decision, issued on July 27, 2015 by the U.S. Tax Court, is related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. Partially offsetting the benefit of discrete items recorded in the three months ended September 30, 2015 was the negative impact of a higher proportion of our profits earned in the U.S. compared to the three months ended September 30, 2014 and the federal R&D credit legislation that expired on December 31, 2014. Our U.S. earnings are generally taxed at higher rates than our foreign earnings.

Net Income

Net income increased $11 million, or 42%, driven by higher net revenue and the positive impact of a lower effective tax rate, partially offset by higher expenses as we continue to make investments to support future growth. Net income per diluted share was $0.26 in the three months ended September 30, 2015, an increase of $0.08 from the same period of 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2015
Net revenue	$1,321.9	$1,478.5
Costs and expenses:
Cost of revenue	428.4	496.4
Research and development	85.6	95.1
Sales and marketing	178.4	185.2
General and administrative	239.3	261.3
Depreciation and amortization	276.7	295.9
Total costs and expenses	1,208.4	1,333.9
Income from operations	113.5	144.6
Other income (expense):
Interest expense	(1.5)	(5.1)
Interest and other income (expense)	(1.7)	(1.7)
Total other income (expense)	(3.2)	(6.8)
Income before income taxes	110.3	137.8
Income taxes	36.7	43.7
Net income	$73.6	$94.1

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Nine Months Ended
(Percent of net revenue)	September 30, 2014	September 30, 2015
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.4%	33.6%
Research and development	6.5%	6.4%
Sales and marketing	13.5%	12.5%
General and administrative	18.1%	17.7%
Depreciation and amortization	20.9%	20.0%
Total costs and expenses	91.4%	90.2%
Income from operations	8.6%	9.8%
Other income (expense):
Interest expense	(0.1)%	(0.3)%
Interest and other income (expense)	(0.1)%	(0.1)%
Total other income (expense)	(0.2)%	(0.5)%
Income before income taxes	8.3%	9.3%
Income taxes	2.8%	3.0%
Net income	5.6%	6.4%
Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Net revenue increased $157 million, or 12%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers.

Net revenue was negatively impacted by a stronger U.S. dollar relative to other foreign currencies in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Net revenue for the nine months ended September 30, 2015 would have been approximately $33 million higher had foreign exchange rates remained constant from the prior year.

Cost of Revenue

Cost of revenue increased $68 million, or 16%. Of this increase, $33 million was attributable to license expense, resulting from the combination of higher costs of $26 million and the impact of a $7 million benefit recorded in the prior year for a refund of sales tax paid on previous license purchases. The $26 million increase in expense reflected price increases from some of our largest vendors in addition to higher volume to support our growth. Employee-related expenses increased $21 million driven by a 7% increase in average headcount to support business growth, a 5% increase in average salaries, an increase in non-equity incentive bonus expense due to increasing headcount and a higher bonus payout percentage, partially offset by lower employee paid time off expense due to a modification of our paid time off benefit policy. Data center costs increased $10 million due to higher maintenance, rent and utilities expenses. As a percentage of net revenue, cost of revenue increased 120 basis points, from 32.4% in the nine months ended September 30, 2014 to 33.6% in the nine months ended September 30, 2015. This change was primarily driven by an increase of 150 basis points for higher license expense, of which 50 basis points related to the prior year sales tax refund that did not repeat, partially offset by a 30 basis point decrease for employee-related expenses.

Research and Development Expenses

Research and development expenses increased $10 million, or 11%, primarily due to increased employee-related expenses. Higher employee-related expenses reflect a decrease in costs capitalized for the development of software for internal use and $3 million of share-based compensation expense recorded during the nine months ended September 30, 2015 related to the acceleration of vesting of certain awards, partially offset by lower contract labor and lower employee paid time off expense due to a modification of our paid time off benefit policy.

Sales and Marketing Expenses

Sales and marketing expenses increased $7 million, or 4%. Higher employee-related expenses reflected increases in salaries, sales commissions and share-based compensation expense, partially offset by lower employee paid time off expense due to a modification of our paid time off benefit policy. Spending on marketing activities and advertising increased, and included nine Rackspace::Solve events held during the nine months ended September 30, 2015 compared to two similar events held during the same period of the prior year. As a percentage of net revenue, sales and marketing expenses decreased 100 basis points, from 13.5% in the nine months ended September 30, 2014 to 12.5% in the nine months ended September 30, 2015, primarily driven by a decrease of 60 basis points for employee-related expenses.

General and Administrative Expenses

General and administrative expenses increased $22 million, or 9%. Employee-related expenses increased $16 million, primarily due to a 7% increase in average headcount, higher share-based compensation expense resulting from certain executive forfeitures during the nine months ended September 30, 2014 that did not repeat in the current period, higher non-equity incentive bonus expense, and higher contract labor, partially offset by lower employee paid time off expense due to a modification of our paid time off benefit policy. Internal software support and maintenance expenses increased $5 million to support the growth of our business. Bad debt expense increased $3 million due to increases in write-offs and specific reserves during the nine months ended September 30, 2015. Offsetting these increases was $3 million of expenses, primarily legal and other professional fees, incurred in connection with a formal evaluation by our board of directors of our long-term strategic alternatives during the nine months ended September 30, 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $19 million, or 7%. The increase was due to purchases of property and equipment to support the growth of our business, with depreciable customer gear assets representing the majority of additions. Partially offsetting the impact of these additions was a $4 million abandonment charge recorded in the prior year period related to an unimproved portion of our corporate headquarters building that we intend to demolish and redevelop. As a percentage of net revenue, depreciation and amortization expense decreased 90 basis points, from 20.9% in the nine months ended September 30, 2014 to 20.0% in the nine months ended September 30, 2015. The headquarters building abandonment charge represented 30 basis points of change between periods.

Other Income (Expense)

Other expense was $6.8 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was primarily due to the recognition of interest expense on our finance lease obligations for build-to-suit leases.

Income Taxes

Our effective tax rate decreased from 33.2% for the nine months ended September 30, 2014 to 31.7% for the nine months ended September 30, 2015. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. The effective tax rate decreased for the nine months ended September 30, 2015 primarily due to the benefit of discrete items recorded during the period, largely related to the impact of the Altera Corp. v. Commissioner decision. This decision, issued on July 27, 2015 by the U.S. Tax Court, is related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. Partially offsetting the benefit of discrete items recorded in the nine months ended September 30, 2015 was the negative impact of of a higher proportion of our profits earned in the U.S. compared to the nine months ended September 30, 2014. Our U.S. earnings are generally taxed at higher rates than our foreign earnings.

Net Income

Net income increased $21 million, or 28%, driven by higher net revenue and the positive impact of a lower effective tax rate, partially offset by higher expenses as we continue to make investments to support future growth. Net income per diluted share was $0.66 in the nine months ended September 30, 2015, an increase of $0.15 from the same period of 2014.

Liquidity and Capital Resources

We primarily finance our operations and capital expenditures with internally-generated cash from operations and, if necessary, borrowings under our revolving credit facility. We believe that our current sources of funds will be sufficient to meet our operating and capital needs in the foreseeable future.

Our long-term future capital requirements will depend on many factors, most importantly our revenue growth and our investments in new technologies and services. Our future ability to generate cash from operations will depend on our financial performance, general economic conditions, technology trends and developments, and other factors. We could seek additional funding in the form of debt or equity. We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase plans, and our overall cost of capital. We have recently adopted a new capital structure policy under which we have established a target debt level of approximately 1.5X Adjusted EBITDA to be achieved over the next two years and maintained thereafter.

Cash and cash equivalents

At September 30, 2015, we held $189 million in cash and cash equivalents, of which $115 million is held by foreign entities. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2015 to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon. We have not repatriated earnings to the U.S., and we do not anticipate the need to do so in the future as we believe sources of funds available in the U.S. are sufficient to meet our domestic liquidity needs arising in the ordinary course of business.

Capital and finance lease obligations

In prior years, we financed a portion of our purchases of data center equipment through capital leases with our major vendors. Although we have shifted our strategy in recent years and currently pay cash for our equipment purchases, we believe borrowings from vendor-financed arrangements will continue to be available if we choose this method of financing in the future. As of December 31, 2014 and September 30, 2015, we had $17 million and $4 million outstanding with respect to these arrangements, respectively.

Additionally, we have entered into multiple real estate development and build-to-suit lease arrangements with independent real estate developers to design, construct and finance certain real estate projects that result in finance lease obligations. As of December 31, 2014 and September 30, 2015, we had $117 million and $165 million outstanding with respect to these arrangements, respectively. See "Notes to the Unaudited Consolidated Financial Statements - Note 4. Build-to-Suit Leases" for more information on our finance lease obligations.

Revolving credit facility

We have a revolving credit facility with a total commitment of $200 million and an accordion feature, which allows for an increase in the commitment to a total of $400 million, subject to credit approval. During the first nine months of 2015, we fully repaid the $25 million balance that was outstanding as of December 31, 2014, and we borrowed an additional $140 million in order to partially fund our share repurchase program described below. As of September 30, 2015, this balance remained outstanding, and therefore we had $60 million available for future borrowings. As of September 30, 2015, we were in compliance with all of the covenants under our facility. Although our revolving credit facility matures in September 2016, we intend to replace our existing facility prior to maturity to ensure continued access to funding under a credit facility.

Share repurchase program

On November 6, 2014, our board of directors authorized a share repurchase program. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions.

On November 12, 2014, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution and paid $200 million to repurchase our common stock. We received an initial delivery of 3.3 million shares of common stock in November 2014, and we received an additional 0.9 million shares of common stock in May 2015 as final settlement of the ASR. All shares received were subsequently retired.

On August 5, 2015, our board of directors increased the authorization under the existing share repurchase program to a total of up to $1 billion, in addition to the $200 million already purchased under the ASR. The program will remain in effect for a period not to exceed 24 months from authorization.

During the three months ended September 30, 2015, we repurchased $250 million, or 8.2 million shares, of our common stock on the open market; these shares were subsequently retired. Therefore, as of September 30, 2015, approximately $750 million remained available for additional purchases under the current program. We intend to repurchase at least an additional $250 million of common stock within the next six months, subject to market conditions, cash needs to support our business, the terms of our debt agreements and arrangement of financing. We expect to fund our future share repurchases with proceeds from debt issuances and future free cash flow.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2014	2015
Cash provided by operating activities	$391.6	$379.6
Cash used in investing activities	$(321.2)	$(336.5)
Cash provided by (used in) financing activities	$20.7	$(65.5)

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $12 million, or 3%, from the first nine months of 2014 compared to the first nine months of 2015. Net income adjusted for non-cash items such as depreciation and amortization expense, share-based compensation expense, excess tax benefits from share-based compensation arrangements, and deferred income taxes increased $41 million between periods, reflecting our improved operating margins. This increase was more than offset by a $53 million decrease in cash provided by net changes in operating assets and liabilities, primarily driven by changes in accounts payable, accrued expenses and other current liabilities, accounts receivable and deferred revenue. Changes in accounts payable, accrued expenses and other current liabilities resulted in a net reduction of $48 million in cash inflows between periods, largely due to lower compensation accruals for bonuses and paid time off together with higher income tax payments. Cash outflows from accounts receivable increased $11 million between periods, as our accounts receivable balance increased mainly due to the growth in net revenue. Partially offsetting these changes is a $15 million increase in cash from deferred revenue, primarily due to prepayments from certain customers.

Cash Used in Investing Activities

Net cash used in investing activities increased $15 million, or 5%, from the first nine months of 2014 compared to the first nine months of 2015 primarily due to a $9 million increase in cash purchases of property and equipment.

Cash Provided by or Used in Financing Activities

Net cash provided by financing activities was $21 million during the first nine months of 2014 compared to net cash used in financing activities of $66 million during the first nine months of 2015, a change of $86 million. The largest driver of the change was $250 million paid for the repurchase of common stock in the first nine months of 2015, partially offset by $140 million borrowed under our revolving credit facility during this same period. In addition, during the first nine months of 2015 we repaid the $25 million balance that was outstanding on the credit facility at December 31, 2014. These outflows were partially offset by a decrease in principal payments of capital and build-to-suit leases and increases in proceeds from employee stock plans and excess tax benefits from share-based compensation arrangements. Further, the first nine months of 2014 included a $14 million cash outflow for the withholding of shares related to the vesting of certain restricted stock in satisfaction of employee tax obligations.

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

	Three Months Ended
(In millions)	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Income from operations	$40.5	$50.0	$44.4	$43.7	$56.5
Adjustment for build-to-suit lease impact (1)	—	—	—	(0.4)	(1.1)
Income from operations, adjusted	$40.5	$50.0	$44.4	$43.3	$55.4
Effective tax rate	32.0%	25.1%	32.4%	32.4%	30.6%
Net operating profit after tax (NOPAT)	$27.5	$37.5	$30.0	$29.3	$38.4

Net income	$25.7	$37.0	$28.4	$29.2	$36.5

Total assets at period end	$1,724.5	$1,624.3	$1,692.3	$1,832.6	$1,753.8
Less: Excess cash (2)	(294.3)	(156.8)	(218.1)	(258.4)	(128.0)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(244.4)	(215.8)	(214.8)	(256.4)	(236.9)
Less: Deferred revenue (current and non-current)	(21.5)	(22.3)	(26.1)	(29.7)	(31.8)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for build-to-suit leases (3)	(210.9)	(270.8)	(287.7)	(299.3)	(292.1)
Capital base (3)	$953.4	$958.6	$945.6	$988.8	$1,065.0

Average total assets	$1,686.3	$1,674.4	$1,658.3	$1,762.4	$1,793.2
Average capital base (3)	$935.8	$956.0	$952.1	$967.2	$1,027.0

Return on assets (annualized)	6.1%	8.8%	6.9%	6.6%	8.1%
Return on capital (annualized) (3)	11.8%	15.7%	12.6%	12.1%	15.0%

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

	Three Months Ended
(Dollars in millions)	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

Net revenue	$459.7	$472.5	$480.2	$489.4	$508.9

Income from operations	$40.5	$50.0	$44.4	$43.7	$56.5

Net income	$25.7	$37.0	$28.4	$29.2	$36.5
Plus: Income taxes	12.2	12.3	13.6	14.0	16.1
Plus: Total other (income) expense	2.6	0.7	2.4	0.5	3.9
Plus: Depreciation and amortization	98.3	95.2	96.9	97.7	101.3
Plus: Share-based compensation expense	19.8	20.2	20.0	20.4	19.6
Adjusted EBITDA	$158.6	$165.4	$161.3	$161.8	$177.4

Operating income margin	8.8%	10.6%	9.3%	8.9%	11.1%

Adjusted EBITDA margin	34.5%	35.0%	33.6%	33.1%	34.9%

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

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015
Adjusted EBITDA	$158.6	$177.4	$440.0	$500.5
Non-cash deferred rent	1.9	—	6.3	—
Total capital expenditures	(117.4)	(127.7)	(330.5)	(369.5)
Cash payments for interest, net of interest received	(0.3)	(1.0)	(1.3)	(2.1)
Cash payments for income taxes, net of refunds	(1.3)	(3.5)	(6.8)	(17.0)
Adjusted free cash flow	$41.5	$45.2	$107.7	$111.9

Quarterly Key Metrics

The following table sets forth our quarterly key metrics for each of our most recent five quarters as of the period ended September 30, 2015. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

Growth
Net revenue	$459.7	$472.5	$480.2	$489.4	$508.9
Revenue growth (year over year)	18.3%	15.8%	14.1%	11.0%	10.7%
Number of employees (Rackers) at period end	5,939	5,936	5,964	6,115	6,177
Number of servers deployed at period end	110,453	112,628	114,105	116,329	118,654
Average monthly revenue per server	$1,405	$1,412	$1,412	$1,416	$1,444
Profitability
Income from operations	$40.5	$50.0	$44.4	$43.7	$56.5
Depreciation and amortization	$98.3	$95.2	$96.9	$97.7	$101.3
Share-based compensation expense	$19.8	$20.2	$20.0	$20.4	$19.6
Adjusted EBITDA (1)	$158.6	$165.4	$161.3	$161.8	$177.4
Adjusted EBITDA margin	34.5%	35.0%	33.6%	33.1%	34.9%
Operating income margin	8.8%	10.6%	9.3%	8.9%	11.1%
Income from operations	$40.5	$50.0	$44.4	$43.7	$56.5
Adjustment for build-to-suit lease impact (2)	$—	$—	$—	$(0.4)	$(1.1)
Income from operations, adjusted	$40.5	$50.0	$44.4	$43.3	$55.4
Effective tax rate	32.0%	25.1%	32.4%	32.4%	30.6%
Net operating profit after tax (NOPAT) (1)	$27.5	$37.5	$30.0	$29.3	$38.4
NOPAT margin	6.0%	7.9%	6.3%	6.0%	7.6%
Capital efficiency and returns
Interest bearing debt (3)	$24.0	$41.6	$10.8	$6.9	$143.6
Stockholders' equity	$1,223.7	$1,073.8	$1,152.9	$1,240.3	$1,049.4
Less: Excess cash	$(294.3)	$(156.8)	$(218.1)	$(258.4)	$(128.0)
Capital base (3)	$953.4	$958.6	$945.6	$988.8	$1,065.0
Average capital base (3)	$935.8	$956.0	$952.1	$967.2	$1,027.0
Capital turnover (annualized) (3)	1.97	1.98	2.02	2.02	1.98
Return on capital (annualized) (1) (3)	11.8%	15.7%	12.6%	12.1%	15.0%
Capital expenditures
Cash purchases of property and equipment	$124.1	$107.2	$92.5	$104.7	$134.7
Non-cash purchases of property and equipment (4)	$(6.7)	$(2.6)	$(2.3)	$46.9	$(7.0)
Total capital expenditures	$117.4	$104.6	$90.2	$151.6	$127.7
Customer gear	$78.7	$72.5	$58.7	$117.3	$87.1
Data center build outs	$14.8	$11.1	$13.4	$15.8	$18.8
Office build outs	$3.5	$1.6	$2.3	$3.3	$6.1
Capitalized software and other projects	$20.4	$19.4	$15.8	$15.2	$15.7
Total capital expenditures	$117.4	$104.6	$90.2	$151.6	$127.7
Infrastructure capacity and utilization
Megawatts under contract at period end (5)	58.1	58.1	63.2	63.6	63.6
Megawatts available for customer use at period end (6)	45.4	49.7	52.0	54.1	55.3
Megawatts utilized at period end	29.9	30.5	31.0	31.6	32.7
Annualized net revenue per average Megawatt of power utilized	$62.4	$62.6	$62.5	$62.5	$63.3

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see "Notes to the Unaudited Consolidated Financial Statements - Note 7. Contingencies."

ITEM 1A – RISK FACTORS

For a discussion of our risk factors, refer to Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year-ended December 31, 2014. As of September 30, 2015, there had been no material change in this information, except for the following risk factors provided below.

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
For example, we have experienced product challenges in our public cloud that have not been effectively addressed, which we believe were exacerbated by talent gaps that lingered into the first half of 2015 following a period of elevated turnover connected to the strategic evaluation that we went through in 2014. The outcome of our inability to address the challenges has been a factor in the growth deceleration we have experienced for four quarters in a row. These growth rates have declined on a year-over-year basis from 18.3% in the third quarter of 2014 to 10.7% in the third quarter of 2015. We expect these year-over-year growth rates to continue to decline.

Our operations and operations of our third party channel partners in countries outside of the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act, as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department.
We operate internationally and must comply with complex foreign and U.S. laws including the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and the United Nations Convention Against Corruption, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We must also comply with economic and trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials or by private entities in which corrupt offers are expected. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the FCPA. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. While it is our policy to implement compliance procedures to prohibit these practices, our due diligence policy and the procedures we undertake may not sufficiently vet our third party channel partners for these risks prior to entering into a contractual relationship with them. As a result, despite our policies and any safeguards and any future improvements made to them, our employees, contractors, third party channel partners and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the United States. We may also be held responsible for any violations by an acquired company that occurs prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. A violation of any of these laws, even if prohibited by our policies, may result in severe criminal and/or civil sanctions and other penalties and could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.
Compliance with U.S. regulations on trade sanctions and embargoes administered by OFAC and the U.S Commerce Department also poses a risk to us. We cannot provide products or services to certain countries subject to U.S. trade sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The table below sets forth information regarding the company’s purchases of its common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 1, 2015 through July 31, 2015	—	$—	—	$300,000,000
August 1, 2015 through August 31, 2015	7,337,524	$30.40	7,337,524	$776,926,431
September 1, 2015 through September 30, 2015	884,829	$30.43	884,829	$750,000,005
Total	8,222,353		8,222,353

(1)
During the three months ended September 30, 2015, we repurchased $250 million, or 8.2 million shares, of our common stock on the open market; these shares were subsequently retired. Therefore, as of September 30, 2015, approximately $750 million remained available for additional purchases under the current program.

(2)
On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock. Under this program, shares may be repurchased from time to time through open market and privately negotiated transactions. On November 12, 2014, we entered into an accelerated share repurchase agreement with a financial institution and paid $200 million to repurchase our common stock. On August 5, 2015, our board of directors increased the authorization under the existing program to a total of up to $1 billion, in addition to the $200 million already purchased. The program will remain in effect for a period not to exceed 24 months from authorization.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2015.

Rackspace Hosting, Inc.

Date:	November 9, 2015	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 9, 2015	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)