Form 10-Q
period 2016-03-31
RACKSPACE HOSTING, INC.
filed 2016-05-10
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.

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

On May 5, 2016, 125,738,364 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

References to “we,” “our,” “our company,” “us,” “the company,” “Rackspace Hosting,” or “Rackspace” refer to Rackspace Hosting, Inc. and its consolidated subsidiaries. We have made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including our expectation of deceleration of the year-over-year growth rate. We discuss in greater detail many of these risks, uncertainties and other factors in Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors,” within our Annual Report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in “Risk Factors” within our Annual Report and elsewhere in this report could harm our business.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2015	March 31, 2016
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$484.7	$534.2
Accounts receivable, net of allowance for doubtful accounts and customer credits of $7.3 as of December 31, 2015 and $8.1 as of March 31, 2016	174.4	170.9
Prepaid expenses	46.6	49.3
Other current assets	12.7	10.9
Total current assets	718.4	765.3

Property and equipment, net	1,148.0	1,115.2
Goodwill	81.1	80.4
Intangible assets, net	9.1	6.8
Other non-current assets	57.6	57.7
Total assets	$2,014.2	$2,025.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136.3	$145.1
Accrued compensation and benefits	57.3	58.2
Income and other taxes payable	12.0	9.7
Deferred revenue	29.6	27.5
Capital lease obligations	1.7	0.9
Total current liabilities	236.9	241.4

Non-current liabilities:
Debt	492.4	492.6
Finance lease obligations for build-to-suit leases	164.3	161.5
Deferred income taxes	54.8	57.5
Deferred rent	49.5	49.5
Deferred revenue	1.6	1.5
Capital lease obligations	0.2	0.4
Other liabilities	46.4	45.1
Total liabilities	1,046.1	1,049.5

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value per share: 300.0 shares authorized; 130.9 shares issued and outstanding as of December 31, 2015; 128.1 shares issued and outstanding as of March 31, 2016	0.1	0.1
Additional paid-in capital	834.5	846.8
Accumulated other comprehensive loss	(36.2)	(43.2)
Retained earnings	169.7	172.2
Total stockholders’ equity	968.1	975.9
Total liabilities and stockholders’ equity	$2,014.2	$2,025.4

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2015	2016
Net revenue	$480.2	$518.1
Costs and expenses:
Cost of revenue	162.8	180.4
Research and development	32.0	27.6
Sales and marketing	59.0	63.7
General and administrative	86.6	85.7
Depreciation and amortization	96.9	104.0
Total costs and expenses	437.3	461.4
Gain on sale	—	24.5
Income from operations	42.9	81.2
Other income (expense):
Interest expense	(0.4)	(10.5)
Interest and other income (expense)	(2.0)	1.1
Total other income (expense)	(2.4)	(9.4)
Income before income taxes	40.5	71.8
Income taxes	13.0	23.0
Net income	$27.5	$48.8

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(11.2)	$(7.0)
Other comprehensive income (loss)	(11.2)	(7.0)
Comprehensive income	$16.3	$41.8

Net income per share
Basic	$0.19	$0.37
Diluted	$0.19	$0.37

Weighted average number of shares outstanding
Basic	141.4	130.3
Diluted	144.2	131.0

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2016
Cash Flows From Operating Activities
Net income	$27.5	$48.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.9	104.0
Deferred income taxes	(15.3)	2.4
Share-based compensation expense	20.0	17.8
Excess tax benefits from share-based compensation arrangements	(20.2)	(15.8)
Gain on sale	—	(24.5)
Other operating activities	2.8	4.0
Changes in operating assets and liabilities:
Accounts receivable	(1.8)	(0.5)
Prepaid expenses and other current assets	0.8	(1.0)
Accounts payable, accrued expenses, and other current liabilities	26.9	20.8
Deferred revenue	4.3	(2.0)
Deferred rent	0.4	(0.3)
Other non-current assets and liabilities	3.0	2.5
Net cash provided by operating activities	145.3	156.2
Cash Flows From Investing Activities
Purchases of property and equipment	(92.5)	(82.9)
Proceeds from sale	—	27.0
All other investing activities	0.7	(3.0)
Net cash used in investing activities	(91.8)	(58.9)
Cash Flows From Financing Activities
Repayments of debt	(25.1)	—
Payments for debt issuance costs	—	(0.4)
Principal payments of capital and build-to-suit leases	(5.6)	(0.8)
Payments for deferred acquisition obligations	(0.1)	—
Repurchase of common stock	—	(60.8)
Shares of common stock withheld for employee taxes	—	(0.3)
Proceeds from employee stock plans	21.8	0.2
Excess tax benefits from share-based compensation arrangements	20.2	15.8
Net cash provided by (used in) financing activities	11.2	(46.3)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(1.5)
Increase in cash and cash equivalents	62.2	49.5
Cash and cash equivalents, beginning of period	213.5	484.7
Cash and cash equivalents, end of period	$275.7	$534.2

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$0.3	$1.9
Cash payments for income taxes, net of refunds	$3.8	$3.6

Non-cash Investing and Financing Activities
Acquisition of property and equipment by capital leases	$—	$0.2
Decrease in property and equipment in accounts payable and accrued expenses	(2.3)	(4.3)
Non-cash purchases of property and equipment	$(2.3)	$(4.1)

Accrual for repurchases of common stock not yet settled	$—	$6.8
Additional finance lease obligations for build-to-suit leases and other	$35.1	$1.0

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

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income (loss). The income tax expense allocated to foreign currency translation adjustments during the three months ended March 31, 2016 was $0.1 million. There were no income taxes allocated during the three months ended March 31, 2015.

Unaudited Interim Financial Information

The accompanying consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2015 and 2016, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016 (the "2015 Annual Consolidated Financial Statements"). The unaudited interim consolidated financial statements have been prepared on the same basis as the 2015 Annual Consolidated Financial Statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2016, our results of operations for the three months ended March 31, 2015 and 2016, and our cash flows for the three months ended March 31, 2015 and 2016.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2016, or for any other interim period, or for any other future year.

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

Significant Accounting Policies and Estimates

Our 2015 Annual Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended March 31, 2016.

Revision to Prior Period Financial Statements

During the first quarter of 2016, we discovered an error in the reporting of certain software licenses for the period from July 2013 through December 2015, resulting in an immaterial understatement of license expense and the related liability for these periods. The cumulative decrease to December 31, 2015 retained earnings as a result of this error was $8.4 million, representing the understatement of license expense of $13.6 million, net of the related impact on income taxes of $5.2 million. We have evaluated the materiality of this error and determined that the impact is not material to our results of operations, financial position, or cash flows in previously issued financial statements. We have retrospectively revised our financial statements for all periods presented to reflect the correction of this error and the related income tax effect. The impact of this revision on the consolidated balance sheet as of December 31, 2015 and the consolidated statements of comprehensive income and cash flows for the three months ended March 31, 2015 is as follows:

	As of December 31, 2015
(In millions)	As Previously Reported	Adjustments	As Revised
Consolidated Balance Sheet:
Deferred income taxes	$60.0	$(5.2)	$54.8
Other liabilities	32.8	13.6	46.4
Total liabilities	1,037.7	8.4	1,046.1
Retained earnings	178.1	(8.4)	169.7
Total stockholders' equity	976.5	(8.4)	968.1

	Three Months Ended March 31, 2015
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Comprehensive Income:
Cost of revenue	$161.3	$1.5	$162.8
Income from operations	44.4	(1.5)	42.9
Income before income taxes	42.0	(1.5)	40.5
Income taxes	13.6	(0.6)	13.0
Net income	28.4	(0.9)	27.5
Comprehensive income	17.2	(0.9)	16.3
Net income per share
Basic	$0.20	$(0.01)	$0.19
Diluted	$0.20	$(0.01)	$0.19

	Three Months Ended March 31, 2015
(In millions)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Cash Flows:
Net income	$28.4	$(0.9)	$27.5
Deferred income taxes	(14.7)	(0.6)	(15.3)
Other non-current assets and liabilities	1.5	1.5	3.0

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a new standard on revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires capitalization of incremental costs to obtain a contract and significantly expanded quantitative and qualitative disclosures. In August 2015, the FASB issued guidance which deferred the effective date by one year. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual periods beginning after December 15, 2016. We intend to adopt the standard on January 1, 2018. Upon adoption, the new guidance will be applied retrospectively using one of two methods. One method is to apply the guidance retrospectively to each prior period presented with practical expedients available. The second method is to apply the guidance retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. We are continuing to evaluate our method of adoption and the impact this new accounting standard will have on our consolidated financial statements.

In January 2016, the FASB issued a new standard on the recognition and measurement of financial assets and financial liabilities that requires entities to measure most equity investments, except those accounted for under the equity method, at fair value and recognize changes in fair value in net income. The standard will become effective for Rackspace on January 1, 2018 and will be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the impact this new accounting standard will have on our consolidated financial statements.

In February 2016, the FASB issued a new standard on lease accounting that will require lessees to recognize all leases with a term greater than 12 months on the balance sheet, as a lease liability and right-of-use asset. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. Additionally, the new standard substantially changes sale-leaseback accounting and replaces current build-to-suit lease accounting guidance. The standard will become effective for Rackspace on January 1, 2019, with early adoption permitted. We anticipate this standard will have a material impact on our consolidated balance sheets, and we are currently evaluating its impact.

In March 2016, the FASB issued guidance that simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance will become effective for Rackspace on January 1, 2017, with early adoption permitted. We are currently evaluating the early adoption option and the impact this guidance will have on our consolidated financial statements.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(In millions, except per share data)	2015	2016
Basic net income per share:
Net income	$27.5	$48.8
Weighted average shares outstanding:
Common stock	141.4	130.3
Number of shares used in per share computations	141.4	130.3
Net income per share	$0.19	$0.37

Diluted net income per share:
Net income	$27.5	$48.8
Weighted average shares outstanding:
Common stock	141.4	130.3
Stock options, awards and employee share purchase plans	2.8	0.7
Number of shares used in per share computations	144.2	131.0
Net income per share	$0.19	$0.37

We excluded 2.5 million and 7.6 million potential common shares from the computation of dilutive net income per share for the three months ended March 31, 2015 and 2016, respectively, because the effect would have been anti-dilutive.

3. Property and Equipment, net

Property and equipment, net, at December 31, 2015 and March 31, 2016 consisted of the following:

(In millions)	December 31, 2015	March 31, 2016
Computers and equipment	$1,787.2	$1,797.6
Computer software	370.6	376.3
Furniture and fixtures	63.5	63.3
Buildings and leasehold improvements	355.7	350.0
Land	28.1	27.8
Property and equipment, at cost	2,605.1	2,615.0
Less: Accumulated depreciation and amortization	(1,539.7)	(1,589.7)
Work in process	82.6	89.9
Property and equipment, net	$1,148.0	$1,115.2

The composition of the work in process balance was as follows:

(In millions)	December 31, 2015	March 31, 2016
Office facility build outs	$11.5	$11.6
Data center build outs	49.0	50.7
Capitalized software	22.1	27.6
Work in process	$82.6	$89.9

4. Goodwill

As described in Note 12. Segment Information, beginning in the first quarter of 2016, we changed our presentation of segment information to reflect changes in the way our business is managed. This resulted in a change to our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach.

During the first quarter of 2016, we reduced goodwill by $0.7 million in connection with the sale of certain assets of a non-strategic product line as described in Note 11. Gain on Sale.

As of March 31, 2016, the balance of goodwill by operating segment was as follows:

(In millions)	March 31, 2016
Americas	$58.1
International	22.3
Total goodwill	$80.4

5. Cost-Method Investments

We have several direct investments accounted for under the cost method. The aggregate carrying amount of our cost-method investments, which are recorded as "Other non-current assets" in the consolidated balance sheets, as of December 31, 2015 and March 31, 2016 was $11.6 million. We have determined that it is not practicable to estimate the fair value of these investments. If we identify events or changes in circumstances that may have a significant adverse effect on the fair value of these investments, we will then estimate their fair values and determine if any decline in the fair value of the investments below carrying value is other-than-temporary. No events or circumstances indicating a potential impairment were identified as of March 31, 2016.

6. Debt

Debt consisted of:

	December 31, 2015
(In millions)	Revolving Credit Facility	Senior Notes due 2024	Total
Principal balance	$—	$500.0	$500.0
Unamortized debt issuance costs	—	(7.6)	(7.6)
Total debt	—	492.4	492.4
Less: current portion of debt	—	—	—
Debt, excluding current portion	$—	$492.4	$492.4

	March 31, 2016
(In millions)	Revolving Credit Facility	Senior Notes due 2024	Total
Principal balance	$—	$500.0	$500.0
Unamortized debt issuance costs	—	(7.4)	(7.4)
Total debt	—	492.6	492.6
Less: current portion of debt	—	—	—
Debt, excluding current portion	$—	$492.6	$492.6

Revolving Credit Facility

We are party to a $200 million unsecured revolving credit facility (the "Revolving Credit Facility"). As of March 31, 2016, we had no outstanding borrowings under the Revolving Credit Facility and $0.4 million of undrawn letters of credit. As of the same date, we were in compliance with all of the covenants under this facility.

Senior Notes due 2024

As of March 31, 2016, the outstanding principal amount of the Senior Notes due 2024 (the "Senior Notes") was $500 million. The Senior Notes will mature on January 15, 2024 and bear interest at a rate of 6.5% per year, payable semi-annually on January 15 and July 15 of each year. The first interest payment date is July 15, 2016. As of March 31, 2016, we were in compliance with all covenants under the Senior Notes indenture.

The fair value of the Senior Notes as of March 31, 2016 was $490.0 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Senior Notes is classified as Level 2 in the fair value hierarchy.

7. Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

We are a party to various claims that certain of our services and technologies infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, products, or services, and may also cause us to change our business practices and require development of non-infringing products or technologies, which could result in a loss of revenue for us and otherwise harm our business. We have disputed the allegations of wrongdoing in these proceedings and intend to vigorously defend ourselves in all such matters.

We cannot predict the impact, if any, that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them.

8. Share-Based Compensation

Share-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(In millions)	2015	2016
Cost of revenue	$4.0	$4.1
Research and development	3.2	2.2
Sales and marketing	2.7	2.6
General and administrative	10.1	8.9
Pre-tax share-based compensation	20.0	17.8
Less: Income tax benefit	(6.5)	(5.7)
Total share-based compensation expense, net of tax	$13.5	$12.1

As of March 31, 2016, there was $166.7 million of unrecognized compensation cost, which will be recognized using the straight-line method over a weighted average period of 2.6 years.

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

We expect a taxable profit in the U.S. and U.K. for the full year 2016 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to share-based compensation in 2016. As a result, we have recognized an excess tax benefit in the U.S. and U.K. during the three months ended March 31, 2016.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations, and the Internal Revenue Service filed a notice of appeal to the Ninth Circuit of Appeals on February 19, 2016. Until a final decision has been reached, we will continue to monitor developments related to the regulation and the possible impact, if any, of those developments on the consolidated financial statements.

10. Share Repurchase Program

Our board of directors has authorized a share repurchase program under which shares may be repurchased from time to time through both open market and privately negotiated transactions.

During the three months ended March 31, 2016, we repurchased $68 million, or 3.2 million shares, of our common stock on the open market under our authorized share repurchase program; these shares were subsequently retired. Of these repurchases, $61 million had been settled as of March 31, 2016, and the remaining $7 million, representing 0.3 million shares, was recorded as a liability in "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

As of March 31, 2016, approximately $566 million of the amount authorized by the board under the current program remained available for additional purchases.

11. Gain on Sale

On January 5, 2016, we completed the sale of certain assets of a non-strategic product line, consisting primarily of intellectual property with an immaterial remaining net book value, for total consideration of $27.0 million. We recorded a pre-tax gain of $24.5 million on the sale of these assets, reported within “Gain on sale” in the consolidated statement of comprehensive income for the three months ended March 31, 2016.

12. Segment Information

Rackspace operates solely as a provider of managed cloud services in the business information technology market. Beginning in the first quarter of 2016, we have revised our reportable segments to present Americas and International. These reportable segments are the result of changes in our organization effective January 1, 2016 and represent the way we report both Net revenue and Income before income taxes, which are the primary financial measures our chief operating decision maker ("CODM") uses to manage our business, including the allocation of resources and performance assessment. In addition, they are inputs for measuring achievement in our non-equity incentive compensation plan and certain performance-vesting equity awards.

Revenue is attributed to each geographic segment based on the location of the Rackspace support team serving the customer. There are no internal revenue transactions between our segments. The Americas segment includes revenue from customers who are supported by Rackspace support teams located primarily in the U.S. and, to a lesser extent, in Latin America. The International segment includes revenue from customers who are supported by Rackspace support teams located in countries outside the U.S. and Latin America.

Direct costs, including employee-related costs of our customer support teams and data center employees, costs to lease and operate our data centers, and selling and marketing expenses are recorded by each segment. Certain expenses related to functions centrally managed by the Americas segment, such as research and development expenses, amortization of internally developed software, and many of our general and administrative expenses, are recorded by the Americas segment and are not allocated. In addition, the gain on the sale of certain assets of a non-strategic product line, as described in Note 11. Gain on Sale, has been reflected in the Americas segment in the three months ended March 31, 2016. Segment information for total assets and capital expenditures is not presented as this information is not used by our CODM in measuring segment performance or allocating resources between segments.

Information related to our segments is as follows:

	Three Months Ended March 31,
(In millions)	2015	2016
Net Revenue:
Americas	$349.2	$383.6
International	131.0	134.5
Total net revenue	$480.2	$518.1

Income before income taxes:
Americas	$5.1	$40.9
International	35.4	30.9
Total income before income taxes	$40.5	$71.8

Depreciation and amortization:
Americas	$76.9	$79.2
International	20.0	24.8
Total depreciation and amortization	$96.9	$104.0

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The MD&A is organized as follows:

•	Overview - Discussion of the nature of our business and overall analysis of financial highlights and key metrics in order to provide context for the remainder of the MD&A.

•	Results of Operations - An analysis of our financial results comparing the three months ended March 31, 2016 and March 31, 2015.

•	Liquidity and Capital Resources - Discussion of our financial condition, sources of liquidity, changes in cash flows and capital expenditure requirements.

•	Supplemental Information - Description and reconciliation of Non-GAAP Financial Measures used throughout this MD&A and financial information and key metrics for the most recent five quarters.

This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Special Note Regarding Forward-Looking Statements” contained elsewhere in this document.

Overview

Description of our Business

Rackspace is the world leader in the managed cloud segment of the business IT market. We serve our customers from data centers on four continents. We help them tap the power of cloud computing without the pain of having to become experts in dozens of complex technologies and without the expense of hiring or contracting with engineers who do not differentiate their businesses. We deliver our services with our unique approach to the customer experience, called Fanatical Support.

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

We have two reportable segments: Americas and International. Revenue is attributed to each geographic segment based on the location of the Rackspace support team serving the customer. The Americas segment includes revenue from customers who are supported by Rackspace support teams located primarily in the U.S. and, to a lesser extent, in Latin America, and the International segment includes revenue from customers who are supported by Rackspace support teams located in countries outside the U.S. and Latin America.

Highlights from the first quarter of 2016 include:

•	Net revenue of $518 million on revenue growth of 7.9% from the first quarter of 2015

•	We purchased and retired $68 million of shares of our common stock through our authorized share repurchase program

•	We completed the sale of certain assets of a non-strategic product line for total consideration of $27 million, resulting in a pre-tax gain of $24.5 million.

Recent Developments

In April 2016 we announced a strategic relationship with Cloud Technology Partners ("CTP") to deliver professional and managed services for enterprises on the leading computing platforms, including AWS and Microsoft Azure. Many customers want the agility and cost efficiency of cloud but are slowed by a complex transformation. Together with CTP, we will provide a solution to help customers accelerate their realization of cloud benefits.

We also announced in April 2016 the launch of our OpenStack Everywhere offering that enables customers to run a fully managed OpenStack private cloud in their data center of choice, whether it's in their own, a third-party data center, a Rackspace-supported third-party colocation facility or a Rackspace data center. The offering will allow customers to run OpenStack private clouds without the high cost, risk and operational burden of doing it themselves and is backed by Fanatical Support.

Recently, we announced that we are working together with Google to co-develop an open server architecture design specification based on IBM's new POWER9 hardware for submission to Facebook's Open Compute project.

Revision of Prior Period Financial Statements

During the first quarter of 2016, we discovered an error in the reporting of certain software licenses for the period from July 2013 through December 2015, resulting in an immaterial understatement of license expense and the related liability for these periods. The cumulative decrease to December 31, 2015 retained earnings as a result of this error was $8.4 million, representing the understatement of license expense of $13.6 million, net of the related impact on income taxes of $5.2 million. We have evaluated the materiality of this error and determined that the impact is not material to our results of operations, financial position, or cash flows in previously issued financial statements. We have retrospectively revised our financial statements for all periods presented to reflect the correction of this error and the related income tax effect. Refer to Item 1 of Part I, "Financial Statements - Note 1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" for more information.

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

Growth

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	March 31, 2015	December 31, 2015	March 31, 2016

Net revenue	$480.2	$522.8	$518.1
Revenue growth (year over year)	14.1%	10.7%	7.9%
Constant currency revenue growth (year over year)	16.6%	12.0%	9.2%

Number of servers deployed at period end	114,105	118,177	116,507
Average monthly revenue per server	$1,412	$1,472	$1,472

Number of employees (Rackers) at period end	5,964	6,189	6,203

Total net revenue for the three months ended March 31, 2016 decreased $5 million, or 0.9%, from the three months ended December 31, 2015. Net revenue growth was negatively impacted by a stronger U.S. dollar relative to other foreign currencies on a sequential quarter basis, our sale of a non-strategic product line in January 2016 and seasonality in our business. Net revenue for the three months ended March 31, 2016 would have been approximately $6 million higher had foreign exchange rates remained constant from the three months ended December 31, 2015, resulting in a constant currency growth rate of 0.2%. In addition, our sale of certain assets of a non-strategic product line had a negative impact on revenue of $3 million. Our sequential quarter revenue growth was also affected by seasonality, as utility consumption typically rises in the fourth quarter before trending down in the first quarter and because larger enterprises slow their buying activities in the fourth quarter due to the holidays and corporate budget cycles, which impacts revenue growth in the first quarter.

On a year-over-year basis, net revenue grew $38 million, or 7.9%, during the three months ended March 31, 2016, which includes the negative impact of approximately $6 million due to changes in foreign exchange rates. On a constant currency basis, net revenue grew 9.2% during the three months ended March 31, 2016 compared to the same period of the prior year. The negative impact from our sale of certain assets of a non-strategic product line in January 2016 was $3 million.

We had a total of 116,507 servers deployed as of March 31, 2016, an increase of 2,402 servers from March 31, 2015 and a decrease of 1,670 servers from December 31, 2015. During the first quarter of 2016, we decommissioned approximately 1,600 servers in order to replace older and less efficient gear. The decommissioned equipment was fully depreciated and retired as of March 31, 2016.

Profitability

	Three Months Ended
(Dollar amounts in millions, except per share amounts)	March 31, 2015	December 31, 2015	March 31, 2016

Adjusted EBITDA	$159.8	$182.0	$178.5
Adjusted EBITDA margin	33.3%	34.8%	34.5%

Income from operations	$42.9	$59.9	$81.2
Operating income margin	8.9%	11.5%	15.7%

Net income	$27.5	$31.1	$48.8
Net income margin	5.7%	6.0%	9.4%
Diluted net income per share	$0.19	$0.23	$0.37

On a sequential quarter basis, Adjusted EBITDA margin declined 30 basis points to 34.5% for the three months ended March 31, 2016 compared to 34.8% for the three months ended December 31, 2015, reflecting the decrease in net revenue while expenses remained flat. Our income from operations margin and net income margin were positively impacted by 470 basis points and 320 basis points, respectively, from the gain on sale of certain assets of a non-strategic product line during the first quarter of 2016. In addition, net income margin was also positively impacted by a decrease in our effective tax rate to 32.1% for the three months ended March 31, 2016 from 42.6% in the three months ended December 31, 2015. The higher rate for the three months ended December 31, 2015 reflected the impact of an increase to our full year 2015 effective tax rate driven by the geographical distribution of taxable income.

On a year-over-year basis, Adjusted EBITDA margin increased to 34.5% in the three months ended March 31, 2016 from 33.3% in the same period of 2015, as revenue growth of 7.9% outpaced growth in expenses. Operating income margin improved to 15.7% from 8.9% and net income margin increased to 9.4% from 5.7%, primarily due to the positive impact from the gain on sale of 470 basis points on operating income margin and 320 basis points on net income margin.

Capital Efficiency, Infrastructure Capacity and Utilization

	Three Months Ended
(Dollar amounts in millions)	March 31, 2015	December 31, 2015	March 31, 2016

Capital expenditures
Customer gear	$58.7	$61.8	$46.2
Data center build outs	$13.4	$10.6	$13.1
Office build outs	$2.3	$7.8	$0.3
Capitalized software and other projects	$15.8	$16.3	$19.2
Total capital expenditures	$90.2	$96.5	$78.8

Capital efficiency and returns
Average capital base	$947.0	$1,052.8	$1,026.6
Capital turnover (annualized)	2.03	1.99	2.02
Return on capital (annualized)	12.3%	12.6%	14.4%

Infrastructure capacity and utilization
Megawatts under contract at period end (1)	63.2	62.2	62.2
Megawatts available for customer use at period end (2)	52.0	54.4	56.0
Megawatts utilized at period end	31.0	32.2	32.1
Annualized net revenue per average Megawatt of power utilized	$62.5	$64.5	$64.5

(1)	Megawatts under contract at period end represents data center capacity for which we have a contract enabling us to take control of the space.

(2)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

Capital expenditures in the three months ended March 31, 2016 were lower than historical periods primarily due to the timing of purchases of customer gear and further improvements in purchase prices and asset utilization. We expect capital expenditures to increase in the remaining quarters of 2016. On a sequential quarter basis, Return on Capital ("ROC") increased from 12.6% for the three months ended December 31, 2015 to 14.4% for the three months ended March 31, 2016. The increase is primarily due to the positive impact of a lower effective tax rate of 32.1% for the first three months of 2016 compared to 42.6% for the last three months of 2015.

On a year-over-year basis, ROC increased from 12.3% to 14.4%, primarily due to the increase in income from operations between periods, partially offset by an 8% increase in our average capital base. Our capital turnover for the three months ended March 31, 2016 of 2.02 decreased slightly from 2.03 for the same period of 2015.

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Three Months Ended
(In millions)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Net revenue	$480.2	$489.4	$508.9	$522.8	$518.1
Costs and expenses:
Cost of revenue	162.8	165.4	172.7	180.7	180.4
Research and development	32.0	33.2	29.9	29.8	27.6
Sales and marketing	59.0	64.4	61.8	58.3	63.7
General and administrative	86.6	86.5	88.2	90.1	85.7
Depreciation and amortization	96.9	97.7	101.3	104.0	104.0
Total costs and expenses	437.3	447.2	453.9	462.9	461.4
Gain on sale	—	—	—	—	24.5
Income from operations	42.9	42.2	55.0	59.9	81.2
Other income (expense):
Interest expense	(0.4)	(1.9)	(2.8)	(6.2)	(10.5)
Interest and other income (expense)	(2.0)	1.4	(1.1)	0.5	1.1
Total other income (expense)	(2.4)	(0.5)	(3.9)	(5.7)	(9.4)
Income before income taxes	40.5	41.7	51.1	54.2	71.8
Income taxes	13.0	13.4	15.6	23.1	23.0
Net income	$27.5	$28.3	$35.5	$31.1	$48.8

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	33.9%	33.8%	34.0%	34.6%	34.8%
Research and development	6.7%	6.8%	5.9%	5.7%	5.3%
Sales and marketing	12.3%	13.2%	12.1%	11.2%	12.3%
General and administrative	18.0%	17.7%	17.3%	17.2%	16.6%
Depreciation and amortization	20.2%	20.0%	19.9%	19.9%	20.1%
Total costs and expenses	91.1%	91.4%	89.2%	88.5%	89.1%
Gain on sale	—%	—%	—%	—%	4.7%
Income from operations	8.9%	8.6%	10.8%	11.5%	15.7%
Other income (expense):
Interest expense	(0.1)%	(0.4)%	(0.5)%	(1.2)%	(2.0)%
Interest and other income (expense)	(0.4)%	0.3%	(0.2)%	0.1%	0.2%
Total other income (expense)	(0.5)%	(0.1)%	(0.8)%	(1.1)%	(1.8)%
Income before income taxes	8.5%	8.5%	10.0%	10.4%	13.9%
Income taxes	2.7%	2.7%	3.1%	4.4%	4.4%
Net income	5.7%	5.8%	7.0%	6.0%	9.4%
Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Revenue

Net revenue increased $38 million, or 8%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers.

Net revenue was negatively impacted by a stronger U.S. dollar relative to the functional currencies of our foreign operations and our sale of a non-strategic product line in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Net revenue for the three months ended March 31, 2016 would have been approximately $6 million higher had foreign exchange rates remained constant from the prior year. In addition, the sale of a non-strategic product line had a negative impact of $3 million.

Net revenue for the Americas segment increased $34 million, or 10%, to $384 million for the three months ended March 31, 2016 compared to $349 million for the three months ended March 31, 2015. Net revenue for the International segment increased $4 million, or 3%, to $135 million from $131 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Cost of Revenue

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to lease and operate our data centers. Many of our data center costs vary with the volume of services sold, including power, bandwidth, software licenses and costs related to maintenance and the replacement of IT equipment components.

Cost of revenue increased $18 million, or 11%. Of this increase, $11 million was attributable to employee-related expenses, including salaries, benefits, and incentive compensation, driven by an 9% increase in average headcount to support business growth, higher average salaries, and an increase in employee paid time off expense due to a modification of our paid time off benefit policy in 2015. These increases were partially offset by a decrease in non-equity incentive bonus expense due to a lower bonus payout percentage. License costs increased $3 million, reflecting higher volume to support our growth. Data center costs increased $1 million due to higher maintenance expense, partially offset by a decrease in rent and electricity due in part to the consolidation of our London data centers into our new, more efficient facility, which opened in 2015. As a percentage of net revenue, cost of revenue increased 90 basis points, from 33.9% in the three months ended March 31, 2015 to 34.8% in the three months ended March 31, 2016 due to higher employee-related expenses.

Research and Development Expenses

Research and development expenses are mainly costs for employees and consultants who are focused on the deployment of new technologies to address emerging trends and the development and enhancement of proprietary tools.

Research and development expenses decreased $4 million, or 14%, primarily due to a decrease in employee-related expenses driven by a 13% decrease in average headcount, lower non-equity incentive bonus expense due to a lower bonus payout percentage, and lower share-based compensation expense, partially offset by an increase in employee paid time off expense due to a modification of our paid time off benefit policy in 2015.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee-related costs of our sales and marketing employees, including sales commissions, compensation paid to certain channel partners, and costs for advertising and promoting our services and to generate customer demand.

Sales and marketing expenses increased $5 million, or 8%, primarily due to an increase in employee-related expenses driven by higher average salaries and an increase in employee paid time off expense due to a modification of our paid time off benefit policy in 2015.

General and Administrative Expenses

General and administrative expenses include employee-related and facility costs for functions such as finance and accounting, human resources, information technology, and legal, as well as professional fees, general corporate costs and overhead.

General and administrative expenses decreased $1 million, or 1%. Employee-related expenses were flat as a 7% increase in average headcount and an increase in employee paid time off expense were offset by an increase in salaries capitalized for the development of software for internal use and a decrease in non-equity incentive bonus expense due to a lower bonus payout percentage. As a percentage of net revenue, general and administrative expenses decreased 140 basis points, from 18.0% in the three months ended March 31, 2015 to 16.6% in the three months ended March 31, 2016. This decrease was primarily driven by an 80 basis point decrease in employee-related expenses and a 30 basis point decrease in professional and consulting fees.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of our data center equipment, leasehold improvements and infrastructure, and amortization of our customer-based intangible assets related to acquisitions, internally-developed technology, and software licenses purchased from third-party vendors.

Depreciation and amortization expense increased $7 million, or 7%. The increase was due to purchases of property and equipment to support the growth of our business, with depreciable customer gear assets representing the majority of additions. As a percentage of net revenue, depreciation and amortization expense decreased 10 basis points, from 20.2% in the three months ended March 31, 2015 to 20.1% in the three months ended March 31, 2016.

Gain on Sale

On January 5, 2016, we completed the sale of assets, consisting primarily of intellectual property with an immaterial remaining net book value, of a non-strategic product line. This resulted in a pre-tax gain of $24.5 million. See "Notes to the Unaudited Consolidated Financial Statements - Note 11. Gain on Sale" for more information on this transaction.

Other Income (Expense)

Other expense was $9 million and $2 million for the three months ended March 31, 2016 and 2015, respectively. The $7 million increase was primarily due to interest expense on our Senior Notes issued in November 2015.

Income before income taxes

Income before income taxes increased $31 million, or 77%. Income before income taxes for the Americas segment increased $36 million to $41 million for the three months ended March 31, 2016 compared to $5 million for the same period of 2015, driven by the $24.5 million gain on sale as described above. Income before income taxes for the International segment decreased $5 million, to $31 million from $35 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Income Taxes

Our effective tax rate decreased from 32.2% for the three months ended March 31, 2015 to 32.1% for the three months ended March 31, 2016. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our U.S. earnings are generally taxed at higher rates than our foreign earnings.

Net Income

Net income increased $21 million, or 77%, driven by higher net revenue and the gain from our sale of a non-strategic product line, partially offset by higher expenses to support our growth. Net income per diluted share was $0.37 in the three months ended March 31, 2016, an increase of $0.18 from the same period of 2015.

Liquidity and Capital Resources

We primarily finance our operations and capital expenditures with internally-generated cash from operations and, if necessary, borrowings under our revolving credit facility. We believe that our existing cash on hand together with current sources of funds will be sufficient to meet our operating and capital needs in the foreseeable future.

Our long-term future capital requirements will depend on many factors, most importantly our revenue growth and our investments in new technologies and services. Our future ability to generate cash from operations will depend on our financial performance, general economic conditions, technology trends and developments, and other factors. We could seek additional funding in the form of debt or equity. We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase plans, and our overall cost of capital. As of March 31, 2016, our target debt level under our capital structure policy is 0.75X Adjusted EBITDA for the most recent four quarters.

At March 31, 2016, we held $534 million in cash and cash equivalents, of which $155 million is held by foreign entities. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2016 to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon. We have not repatriated earnings to the U.S., and we do not anticipate the need to do so in the future as we believe sources of funds available in the U.S. are sufficient to meet our domestic liquidity needs arising in the ordinary course of business.

We have a revolving credit facility with a total commitment of $200 million and the option to increase this amount by up to an additional $200 million, subject to certain terms and conditions. As of March 31, 2016, we had no outstanding borrowings under the revolving credit facility and $0.4 million of undrawn letters of credit, and we were in compliance with all of the covenants under the facility.

We also have $500 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on January 15, 2024 and bear interest at a rate of 6.5% per year, with the first semi-annual interest payment due on July 15, 2016. As of March 31, 2016, we were in compliance with all covenants under the Senior Notes indenture.

Our board of directors has authorized a share repurchase program under which shares may be repurchased from time to time through both open market and privately negotiated transactions. During the three months ended March 31, 2016, we repurchased $68 million, or 3.2 million shares, of our common stock on the open market under this program; these shares were subsequently retired. Of these repurchases, $61 million had been settled as of March 31, 2016, and the remaining $7 million was recorded as a liability in "Accounts payable and accrued expenses" on the Consolidated Balance Sheet. As of March 31, 2016, approximately $566 million of the amount authorized by the board under the current program remained available for additional purchases.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Three Months Ended March 31,
(In millions)	2015	2016
Cash provided by operating activities	$145.3	$156.2
Cash used in investing activities	$(91.8)	$(58.9)
Cash provided by (used in) financing activities	$11.2	$(46.3)

Cash Provided by Operating Activities

Net cash provided by operating activities increased $11 million, or 8%, from the first three months of 2015 compared to the first three months of 2016. This was driven by a $25 million increase in net income adjusted for non-cash and non-operating items such as depreciation and amortization expense, deferred income taxes, share-based compensation expense, excess tax benefits from share-based compensation arrangements, and the gain on sale of certain assets of a non-strategic product line. This increase was partially offset by a $14 million decrease in cash provided by net changes in operating assets and liabilities. The change in accounts payable, accrued expenses and other current liabilities resulted in a $6 million decrease in operating cash flow, driven by the timing of payments to vendors, partially offset by interest accrued on our Senior Notes. The change in deferred revenue also resulted in a $6 million decrease in operating cash flow as we received a larger amount of advance payments during the first three months of 2015 than we did during the first three months of 2016.

Cash Used in Investing Activities

Net cash used in investing activities decreased $33 million, or 36%, from the first three months of 2015 compared to the first three months of 2016 largely driven by $27 million of proceeds received in 2016 from the sale of certain assets of a non-strategic product line. Additionally, there was a $10 million decrease in cash purchases of property and equipment, primarily due to the timing of customer gear purchases.

Cash Provided by or Used in Financing Activities

Net cash used in financing activities was $46 million during the first three months of 2016 compared to net cash provided by financing activities of $11 million during the first three months of 2015, a change of $58 million. The largest driver of this change was a cash outflow of $61 million during the first three months of 2016 for the repurchase of common stock under our share repurchase program. Additionally, proceeds from employee stock plans were $22 million lower during the first three months of 2016 compared to the first three months of 2015. The impact of these drivers was partially offset by the repayment of $25 million on our previous credit facility during the first three months of 2015.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements Not Yet Adopted

For a description of accounting pronouncements recently issued but not yet adopted, see Item 1 of Part I, "Financial Statements - Note 1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

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

	Three Months Ended
(In millions)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Income from operations	$42.9	$42.2	$55.0	$59.9	$81.2
Adjustment for gain on sale	—	—	—	—	(24.5)
Adjustment for build-to-suit lease impact (1)	—	(0.4)	(1.1)	(2.3)	(2.2)
Income from operations, adjusted	$42.9	$41.8	$53.9	$57.6	$54.5
Effective tax rate	32.2%	32.2%	30.4%	42.6%	32.1%
Net operating profit after tax (NOPAT)	$29.1	$28.4	$37.5	$33.1	$37.0

Net income	$27.5	$28.3	$35.5	$31.1	$48.8

Total assets at period end	$1,685.4	$1,826.6	$1,749.2	$2,014.2	$2,025.4
Add: Unamortized debt issuance costs (2)	—	—	—	7.6	7.4
Less: Excess cash (3)	(218.1)	(258.4)	(128.0)	(422.0)	(472.0)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(214.8)	(256.4)	(236.9)	(205.6)	(213.0)
Less: Deferred revenue (current and non-current)	(26.1)	(29.7)	(31.8)	(31.2)	(29.0)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for build-to-suit leases	(286.3)	(299.7)	(294.9)	(315.0)	(313.6)
Capital base	$940.1	$982.4	$1,057.6	$1,048.0	$1,005.2

Average total assets	$1,650.7	$1,756.0	$1,787.9	$1,881.7	$2,019.8
Average capital base	$947.0	$961.2	$1,020.0	$1,052.8	$1,026.6

Return on assets (annualized)	6.7%	6.4%	8.0%	6.6%	9.7%
Return on capital (annualized)	12.3%	11.8%	14.7%	12.6%	14.4%

(1)
Reflects additional expense we would have expected to record if our build-to-suit lease arrangements had been deemed operating leases instead of finance lease obligations for build-to-suit leases. Calculated as the excess of estimated straight-line rent expense over actual depreciation expense for completed real estate projects under build-to-suit lease arrangements.

(2)	Amount recorded as a direct deduction from the carrying value of the long-term debt liability in the consolidated balance sheets.

(3)
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

We define Adjusted EBITDA as net income, plus income taxes, total other (income) expense, depreciation and amortization, non-cash charges for share-based compensation, and gain on sale. The following table presents a reconciliation of Adjusted EBITDA to net income.

	Three Months Ended
(In millions)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016

Net revenue	$480.2	$489.4	$508.9	$522.8	$518.1

Income from operations	$42.9	$42.2	$55.0	$59.9	$81.2

Net income	$27.5	$28.3	$35.5	$31.1	$48.8
Plus: Income taxes	13.0	13.4	15.6	23.1	23.0
Plus: Total other (income) expense	2.4	0.5	3.9	5.7	9.4
Plus: Depreciation and amortization	96.9	97.7	101.3	104.0	104.0
Plus: Share-based compensation expense	20.0	20.4	19.6	18.1	17.8
Less: Gain on sale	—	—	—	—	(24.5)
Adjusted EBITDA	$159.8	$160.3	$175.9	$182.0	$178.5

Operating income margin	8.9%	8.6%	10.8%	11.5%	15.7%

Adjusted EBITDA margin	33.3%	32.8%	34.6%	34.8%	34.5%

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

	Three Months Ended
(In millions)	Net Revenue	Foreign Currency Translation	Net Revenue in Constant Currency
March 31, 2016	$518.1	$5.7	$523.8
December 31, 2015	522.8	—	522.8
Dollar change	$(4.7)		$1.0
Percent change	(0.9)%		0.2%

March 31, 2016	$518.1	$6.4	$524.5
March 31, 2015	480.2	—	480.2
Dollar change	$37.9		$44.3
Percent change	7.9%		9.2%

December 31, 2015	$522.8	$6.3	$529.1
December 31, 2014	472.5	—	472.5
Dollar change	$50.3		$56.6
Percent change	10.7%		12.0%

March 31, 2015	$480.2	$10.9	$491.1
March 31, 2014	421.0	—	421.0
Dollar change	$59.2		$70.1
Percent change	14.1%		16.6%

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

	Three Months Ended
(In millions)	March 31, 2015	March 31, 2016
Adjusted EBITDA	$159.8	$178.5
Non-cash deferred rent	0.4	(0.3)
Total capital expenditures	(90.2)	(78.8)
Cash payments for interest, net of interest received	(0.3)	(1.7)
Cash payments for income taxes, net of refunds	(3.8)	(3.6)
Adjusted free cash flow	$65.9	$94.1

Quarterly Key Metrics

The following table sets forth our quarterly key metrics for each of our most recent five quarters as of the period ended March 31, 2016. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016

Growth
Net revenue	$480.2	$489.4	$508.9	$522.8	$518.1
Revenue growth (year over year)	14.1%	11.0%	10.7%	10.7%	7.9%
Number of employees (Rackers) at period end	5,964	6,115	6,177	6,189	6,203
Number of servers deployed at period end	114,105	116,329	118,654	118,177	116,507
Average monthly revenue per server	$1,412	$1,416	$1,444	$1,472	$1,472
Profitability
Income from operations	$42.9	$42.2	$55.0	$59.9	$81.2
Depreciation and amortization	$96.9	$97.7	$101.3	$104.0	$104.0
Share-based compensation expense	$20.0	$20.4	$19.6	$18.1	$17.8
Gain on sale	$—	$—	$—	$—	$(24.5)
Adjusted EBITDA (1)	$159.8	$160.3	$175.9	$182.0	$178.5
Adjusted EBITDA margin	33.3%	32.8%	34.6%	34.8%	34.5%
Operating income margin	8.9%	8.6%	10.8%	11.5%	15.7%
Income from operations	$42.9	$42.2	$55.0	$59.9	$81.2
Adjustment for gain on sale	$—	$—	$—	$—	$(24.5)
Adjustment for build-to-suit lease impact (2)	$—	$(0.4)	$(1.1)	$(2.3)	$(2.2)
Income from operations, adjusted	$42.9	$41.8	$53.9	$57.6	$54.5
Effective tax rate	32.2%	32.2%	30.4%	42.6%	32.1%
Net operating profit after tax (NOPAT) (1)	$29.1	$28.4	$37.5	$33.1	$37.0
NOPAT margin	6.1%	5.8%	7.4%	6.3%	7.1%
Capital efficiency and returns
Interest bearing debt (3)	$10.8	$6.9	$143.6	$501.9	$501.3
Stockholders' equity	$1,147.4	$1,233.9	$1,042.0	$968.1	$975.9
Less: Excess cash	$(218.1)	$(258.4)	$(128.0)	$(422.0)	$(472.0)
Capital base	$940.1	$982.4	$1,057.6	$1,048.0	$1,005.2
Average capital base	$947.0	$961.2	$1,020.0	$1,052.8	$1,026.6
Capital turnover (annualized)	2.03	2.04	2.00	1.99	2.02
Return on capital (annualized) (1)	12.3%	11.8%	14.7%	12.6%	14.4%
Capital expenditures
Cash purchases of property and equipment	$92.5	$104.7	$134.7	$143.0	$82.9
Non-cash purchases of property and equipment (4)	$(2.3)	$46.9	$(7.0)	$(46.5)	$(4.1)
Total capital expenditures	$90.2	$151.6	$127.7	$96.5	$78.8
Customer gear	$58.7	$117.3	$87.1	$61.8	$46.2
Data center build outs	$13.4	$15.8	$18.8	$10.6	$13.1
Office build outs	$2.3	$3.3	$6.1	$7.8	$0.3
Capitalized software and other projects	$15.8	$15.2	$15.7	$16.3	$19.2
Total capital expenditures	$90.2	$151.6	$127.7	$96.5	$78.8
Infrastructure capacity and utilization
Megawatts under contract at period end (5)	63.2	63.6	63.6	62.2	62.2
Megawatts available for customer use at period end (6)	52.0	54.1	55.3	54.4	56.0
Megawatts utilized at period end	31.0	31.6	32.7	32.2	32.1
Annualized net revenue per average Megawatt of power utilized	$62.5	$62.5	$63.3	$64.5	$64.5

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

(2)
Reflects additional expense we would have expected to record if our build-to-suit lease arrangements had been deemed operating leases instead of finance lease obligations for build-to-suit leases. Calculated as the excess of estimated straight-line rent expense over actual depreciation expense for completed real estate projects under build-to-suit lease arrangements.

(3)	Includes the outstanding principal amount of debt and capital lease obligations.

(4)	Non-cash purchases of property and equipment primarily represents changes in amounts accrued but not yet paid.

(5)	Megawatts under contract at period end represents data center capacity for which we have a contract enabling us to take control of the space.

(6)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risks since December 31, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the year-ended December 31, 2015.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Due to the material weakness described below, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of March 31, 2016.

Management concluded there was a material weakness in the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements. This material weakness was caused by an ineffective risk assessment process that failed to appropriately identify necessary changes to our process for completely and accurately capturing license usage. This resulted in inaccurate usage reports utilized in determining obligations under certain software license agreements. Upon identification of the error, we self-reported to the affected supplier, recorded a liability of $13.6 million for under-reported license expense and corrected the usage reports going forward. The reduction to net income as result of this error, net of the related income tax impact, was $1.4 million, $3.2 million, and $3.8 million in the years ended December 31, 2013, 2014, and 2015, respectively. The material weakness arose in a prior period and resulted in immaterial misstatements to the previously released consolidated financial statements as of and for the years ended December 31, 2013, 2014 and 2015. Refer to Item 1 of Part I, "Financial Statements - Note 1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" for further information on the impact these errors had on the consolidated financial statements.

To remediate this material weakness, we are in the process of enhancing our control processes around calculating software license expense, by (i) formalizing the process of timely identifying changes in software license agreements that could impact reporting criteria; (ii) implementing more comprehensive review procedures to ensure the completeness and accuracy of the reports utilized in license reporting; (iii) developing a formal change management process related to the underlying code in reports utilized to determine software license obligations; and (iv) developing more robust review standards over software license expense. Our internal audit department will also conduct a review of the enhanced process during fiscal 2016 to ensure the aforementioned control processes are operating effectively.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter reporting period identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts related to the material weakness described above.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see "Notes to the Unaudited Consolidated Financial Statements - Note 7. Contingencies."

ITEM 1A – RISK FACTORS

For a discussion of our risk factors, refer to Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year-ended December 31, 2015. As of March 31, 2016, there had been no material change in this information, except for the following risk factor provided below.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Although we have concluded that our consolidated financial statements as of December 31, 2015, and the interim consolidated financial statements as of March 31, 2016, present fairly, in all material respects, the results of operations, financial position, and cash flows of our company and its subsidiaries in conformity with generally accepted accounting principles, we have identified a material weakness in internal control over financial reporting related to the controls around the company's license reporting process such that our usage reports utilized in determining obligations under certain software license agreements did not have formal change management control processes in place. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Item 4, "Controls and Procedures."

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The table below sets forth information regarding the company’s purchases of its common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
February 1, 2016 - February 29, 2016	884,316	$20.35	884,316	$615,165,428
March 1, 2016 - March 31, 2016	2,354,391	$21.02	2,354,391	$565,666,290
Total	3,238,707		3,238,707

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

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1*	Employment Agreement between Rackspace US, Inc. and Alex Pinchev, dated December 2, 2015
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2016.

Rackspace Hosting, Inc.

Date:	May 10, 2016	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 10, 2016	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)