Form 10-K/A
period 2015-12-31
RACKSPACE HOSTING, INC.
filed 2016-06-13
CIK 1107694

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

On June 7, 2016, 125,657,526 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2016 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Rackspace Hosting, Inc. (the "Company") is filing this amendment on Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed on February 26, 2016 (the "Form 10-K" or "Original Filing").

As disclosed in a Current Report on Form 8-K dated May 9, 2016, during the first quarter of 2016, we discovered an error in the reporting of the expense associated with certain software licenses for the period from July 2013 through December 2015, which resulted in a reduction to net income (net of the related income tax impact), of $1.4 million, $3.2 million, and $3.8 million in the years ended December 31, 2013, 2014, and 2015, respectively. Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, "Materiality," we evaluated the materiality of these amounts quantitatively and qualitatively and have concluded that the amounts were not material to any of our annual or quarterly prior period financial statements or trends of financial results, and the financial statements for years prior to 2016 have been revised in accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" in order to reflect these immaterial corrections.

As a result of this matter, a reassessment was conducted on the internal controls in our license reporting process, resulting in the identification of a material weakness (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) in internal control over financial reporting. This material weakness was caused by an ineffective risk assessment process that failed to appropriately identify necessary changes to our process for completely and accurately capturing license usage. This resulted in inaccurate usage reports utilized in determining obligations under certain software license agreements, causing the error noted above. In response to this matter, we are taking remedial action and enhancing our control processes around calculating software license expense by (i) formalizing the process of timely identifying changes in software license agreements that could impact reporting criteria; (ii) implementing more comprehensive review procedures to ensure the completeness and accuracy of the reports utilized in license reporting; (iii) developing a formal change management process related to the underlying code in reports utilized to determine software license obligations; and (iv) developing more robust review standards over software license expense.

Except as required to reflect the effects of the adjustments for the items noted above, no additional modifications or updates have been made to the Original Filing. Information not affected by these adjustments remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and revises the following items solely as a result of, and solely to reflect, the adjustments noted above:

Part I

•	Item 1A - Risk Factors

Part II

•	Item 6 - Selected Financial Data

•	Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 - Financial Statements and Supplementary Data

•	Item 9A - Controls and Procedures

Part IV

•	Item 15 - Exhibits

In accordance with the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently dated certifications of our chief executive officer and chief financial officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer, and the consent of our independent registered public accounting firm, are attached to this Amendment as Exhibits 31.1, 31.2, 32.1, 32.2 and 23.1, respectively.

RACKSPACE HOSTING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report on Form 10-K/A that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.” We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this report could harm our business.

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

Even if we succeed in adapting to a new technology or a changed industry standard or are able to develop attractive offerings and successfully bringing them to market, there is no assurance that our use of such new technology or standard or our introduction of the new offerings would have a positive impact on our financial performance. For example, we could incur substantial additional costs if we needed to materially improve our data center infrastructure due to things such as: (i) the development of new systems to deliver power to or eliminate heat from the servers we house, (ii) the development of new server technologies that require levels of critical load and heat removal that our facilities are not currently designed to provide, or (iii) a fundamental change in the way in which we deliver services. Also if one of our new offerings were competitive to our prior offerings and represented an adequate or superior alternative, customers could decide to abandon prior offerings that produce higher revenue or better margins than the new offering. Therefore, the adaptation to new technologies or standards or the development and launch of new offerings could result in lower revenue, lower margins and/or higher costs, which could negatively impact our financial performance.

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

Although we have concluded that our consolidated financial statements as of December 31, 2015 present fairly, in all material respects, the results of operations, financial position, and cash flows of our company and its subsidiaries in conformity with generally accepted accounting principles, we have identified a material weakness in internal control over financial reporting related to the controls around the company's license reporting process such that our usage reports utilized in determining obligations under certain software license agreements did not have formal change management control processes in place. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Part II, Item 9A, "Controls and Procedures."

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

During the first quarter of 2016, we discovered an error in the reporting of certain software licenses for the period from July 2013 through December 2015, resulting in an immaterial understatement of license expense and the related liability for these periods. The selected financial data as of and for the years ended December 31, 2013, 2014 and 2015 has been revised to reflect the correction of this error and the related tax effect, resulting in a reduction to net income of $1.4 million, $3.2 million, and $3.8 million for the years ended December 31, 2013, 2014 and 2015, respectively. See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 1- Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" for more information.

	Year Ended December 31,
(In millions, except per share data)	2011	2012	2013	2014	2015
Statement of comprehensive income data
Net revenue	$1,025.1	$1,309.2	$1,534.8	$1,794.4	$2,001.3
Income from operations	$123.5	$172.7	$130.8	$158.3	$200.0
Net income	$76.4	$105.4	$85.3	$107.4	$122.4

Net income per share (1)
Basic	$0.59	$0.78	$0.62	$0.76	$0.88
Diluted	$0.55	$0.75	$0.60	$0.74	$0.87

Balance sheet data
Cash and cash equivalents	$159.9	$292.1	$259.7	$213.5	$484.7
Total assets (2)	$1,017.5	$1,286.2	$1,481.0	$1,616.1	$2,014.2
Non-current liabilities (2)	$180.3	$187.1	$168.5	$270.1	$809.2

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

Revision to Prior Period Financial Statements

During the first quarter of 2016, we discovered an error in the reporting of certain software licenses for the period from July 2013 through December 2015, resulting in an immaterial understatement of license expense and the related liability for these periods. The cumulative decrease to retained earnings as a result of this error, net of the related income tax impact, was $1.4 million, $4.6 million, and $8.4 million as of December 31, 2013, 2014, and 2015, respectively. We have evaluated the materiality of this error and determined that the impact is not material to our results of operations, financial position, or cash flows in previously issued financial statements. We have retrospectively revised our financial statements for all periods presented to reflect the correction of this error and the related income tax effect. See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 1- Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" for more information.

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

Profitability

	Three Months Ended		Year Ended
(Dollar amounts in millions, except per share amounts)	September 30, 2015	December 31, 2015	December 31, 2014	December 31, 2015

Adjusted EBITDA	$175.9	$182.0	$600.2	$678.0
Adjusted EBITDA margin	34.6%	34.8%	33.4%	33.9%

Income from operations	$55.0	$59.9	$158.3	$200.0
Operating income margin	10.8%	11.5%	8.8%	10.0%

Net income	$35.5	$31.1	$107.4	$122.4
Net income margin	7.0%	6.0%	6.0%	6.1%
Diluted net income per share	$0.25	$0.23	$0.74	$0.87

On a year-over-year basis our margins improved, as Adjusted EBITDA increased 50 basis points to 33.9% of net revenue, income from operations increased 120 basis points to 10.0% of net revenue and net income increased 10 basis points to 6.1% of net revenue in 2015 compared to 2014. Our margins were positively impacted by lower employee-related expenses as a percentage of net revenue, because an increase in non-equity incentive bonus expense was more than offset by decreases across nearly all other employee-related expenses, with the largest decrease in employee paid time off expense due to a modification of our paid time off benefit policy. Marketing expense and professional and consulting fees also decreased as a percentage of net revenue. The impact of these decreases was partially offset by an increase in license expense due to price increases from our largest vendors and higher volume to support our growth. The overall positive impact from changes in operating expenses and depreciation and amortization expense on our net income margin was mostly offset by higher interest expense, the unfavorable impact of foreign exchange rate movements and a higher effective tax rate in 2015 compared to 2014.

Capital Efficiency, Infrastructure Capacity and Utilization

	Three Months Ended		Year Ended
(Dollar amounts in millions)	September 30, 2015	December 31, 2015	December 31, 2014	December 31, 2015

Capital expenditures
Customer gear	$87.1	$61.8	$276.6	$324.9
Data center build outs	$18.8	$10.6	$50.6	$58.6
Office build outs	$6.1	$7.8	$21.2	$19.5
Capitalized software and other projects	$15.7	$16.3	$86.7	$63.0
Total capital expenditures	$127.7	$96.5	$435.1	$466.0

Capital efficiency and returns
Average capital base (1)	$1,020.0	$1,052.8	$920.1	$996.4
Capital turnover (1) (2)	2.00	1.99	1.95	2.01
Return on capital (1) (2)	14.7%	12.6%	12.0%	12.9%

Infrastructure capacity and utilization
Megawatts under contract at period end (3)	63.6	62.2	58.1	62.2
Megawatts available for use at period end (4)	55.3	54.4	49.7	54.4
Megawatts utilized at period end	32.7	32.2	30.5	32.2
Net revenue per average Megawatt of power utilized (2)	$63.3	$64.5	$61.9	$63.3

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

Return on Capital ("ROC") increased from 12.0% in 2014 to 12.9% in 2015, primarily due to the increase in income from operations partially offset by the negative impact of a higher effective tax rate of 34.7% compared to 30.5% in the prior year. While our average capital base increased 8% between periods, our capital turnover also increased to 2.01 for 2015, compared to 1.95 for 2014.

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

Consolidated Statements of Income:

	Year Ended December 31,
(In millions)	2013	2014	2015
Net revenue	$1,534.8	$1,794.4	$2,001.3
Costs and expenses:
Cost of revenue	494.8	587.5	681.6
Research and development	90.2	117.0	124.9
Sales and marketing	208.4	237.6	243.5
General and administrative	297.5	322.1	351.4
Depreciation and amortization	313.1	371.9	399.9
Total costs and expenses	1,404.0	1,636.1	1,801.3
Income from operations	130.8	158.3	200.0
Other income (expense):
Interest expense	(3.1)	(1.9)	(11.3)
Interest and other income (expense)	0.7	(2.0)	(1.2)
Total other income (expense)	(2.4)	(3.9)	(12.5)
Income before income taxes	128.4	154.4	187.5
Income taxes	43.1	47.0	65.1
Net income	$85.3	$107.4	$122.4

Consolidated Statements of Income, as a Percentage of Net Revenue:

	Year Ended December 31,
(Percent of net revenue)	2013	2014	2015
Net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.2%	32.7%	34.1%
Research and development	5.9%	6.5%	6.2%
Sales and marketing	13.6%	13.2%	12.2%
General and administrative	19.4%	17.9%	17.6%
Depreciation and amortization	20.4%	20.7%	20.0%
Total costs and expenses	91.5%	91.2%	90.0%
Income from operations	8.5%	8.8%	10.0%
Other income (expense):
Interest expense	(0.2)%	(0.1)%	(0.6)%
Interest and other income (expense)	—%	(0.1)%	(0.1)%
Total other income (expense)	(0.2)%	(0.2)%	(0.6)%
Income before income taxes	8.4%	8.6%	9.4%
Income taxes	2.8%	2.6%	3.3%
Net income	5.6%	6.0%	6.1%
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

Cost of revenue increased $94 million, or 16%. Of this increase, $40 million was attributable to license expense, resulting from the combination of higher costs of $33 million and the impact of a $7 million benefit recorded in 2014 for a refund of sales tax paid on previous license purchases. The $33 million increase in expense reflects price increases from our largest vendors in addition to higher volume to support our growth. Employee-related expenses increased $34 million, or 12%, driven by an 8% increase in average headcount to support business growth, higher average salaries, and an increase in non-equity incentive bonus due to a higher bonus payout percentage, partially offset by lower employee paid time off expense due to a modification of our paid time off benefit policy. Data center costs increased $14 million due to higher maintenance and rent expenses. As a percentage of net revenue, cost of revenue increased 140 basis points, from 32.7% in 2014 to 34.1% in 2015 due to higher license expense.

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

Other Income (Expense)

Other expense increased $9 million, from $4 million in 2014 to $13 million in 2015. The increase was primarily due to interest expense on our finance lease obligations for build-to-suit leases. In addition, we recognized $3 million of interest expense related to the November 25, 2015 issuance of our Senior Notes.

Income Taxes

Our effective tax rate increased from 30.5% in 2014 to 34.7% in 2015. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. The effective tax rate increased in 2015 primarily as a result of a smaller portion of our profits earned outside of the U.S. compared to 2014. Our foreign earnings are generally taxed at lower rates than in the United States.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 11 – Taxes.”

Net Income

Net income increased $15 million, or 14%, from $107 million in 2014 to $122 million in 2015. Net income per diluted share was $0.87 in 2015, an increase of $0.13, or 18% from 2014. Net income per diluted share for 2015 includes the positive impact of a 2% decrease in our weighted-average diluted shares outstanding, primarily due to the purchase and retirement of shares under our share repurchase program.

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

Cost of Revenue

Cost of revenue increased $93 million, or 19%. Of this increase, $45 million was attributable to employee-related expenses, such as salaries, benefits and incentive compensation, driven by an 11% increase in average headcount to support business growth. License costs increased $29 million, as higher expenses of $36 million related to our growth were partially offset by a $7 million benefit recorded in the third quarter of 2014 related to a refund of sales tax paid on previous license purchases. Data center costs increased $22 million, mostly related to rent, maintenance and utilities. As a percentage of net revenue, cost of revenue increased 50 basis points, from 32.2% in 2013 to 32.7% in 2014, primarily driven by higher license expense.

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

Income Taxes

Our effective tax rate decreased from 33.6% in 2013 to 30.5% in 2014. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. The effective tax rate decreased in 2014 primarily as a result of a larger portion of our profits earned outside of the U.S. compared to 2013. Our foreign earnings are generally taxed at lower rates than in the United States.

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

From 2014 to 2015, net cash provided by operating activities increased $41 million, or 8%, primarily driven by a $34 million increase in net income adjusted for non-cash items including depreciation and amortization expense, share-based compensation expense and excess tax benefits from share-based compensation arrangements. Additionally, changes in operating assets and liabilities resulted in a $7 million increase in net cash provided by operating activities between years, with the largest changes in accounts receivable, prepaid expenses and other current assets, and deferred revenue. The change in accounts receivable resulted in a $13 million increase in operating cash flow between years primarily due to improved collections at the end of 2015, as the increase in our accounts receivable balance during 2015 was in line with the 12% increase in net revenue. An increase in advance payments from certain customers during 2015 resulted in a higher deferred revenue balance and drove a $13 million increase in operating cash flow in 2015 compared to 2014. Partially offsetting these increases was a decrease of $16 million in operating cash flow related to prepaid expenses and other current assets, primarily due to timing differences of rent payments at the end of 2015 compared to 2014 and increases in certain prepaid operating expenses to support the growth of our business, such as licenses and internal software support and maintenance.

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

	Year Ended December 31,
(In millions)	2013	2014	2015
Income from operations	$130.8	$158.3	$200.0
Adjustment for build-to-suit lease impact (1)	—	—	(3.8)
Income from operations, adjusted	$130.8	$158.3	$196.2
Effective tax rate	33.6%	30.5%	34.7%
Net operating profit after tax (NOPAT)	$86.9	$110.0	$128.2

Net income	$85.3	$107.4	$122.4

Total assets at period end (2)	$1,481.0	$1,616.1	$2,014.2
Add: Unamortized debt issuance costs (3)	—	—	7.6
Less: Excess cash (4)	(210.8)	(156.8)	(422.0)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(195.8)	(215.8)	(205.6)
Less: Deferred revenue (current and non-current)	(26.6)	(22.3)	(31.2)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for build-to-suit leases (2) (5)	(146.4)	(267.2)	(315.0)
Capital base (5)	$901.4	$954.0	$1,048.0

Average total assets (2) (6)	$1,382.1	$1,601.4	$1,778.3
Average capital base (5) (6)	$802.4	$920.1	$996.4

Return on assets (Net income/Average total assets) (2)	6.2%	6.7%	6.9%
Return on capital (NOPAT/Average capital base) (5)	10.8%	12.0%	12.9%

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

(6)	Average based on ending balances for the most recent five quarters.

	Three Months Ended
(In millions)	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Income from operations	$48.6	$42.9	$42.2	$55.0	$59.9
Adjustment for build-to-suit lease impact (1)	—	—	(0.4)	(1.1)	(2.3)
Income from operations, adjusted	$48.6	$42.9	$41.8	$53.9	$57.6
Effective tax rate	24.7%	32.2%	32.2%	30.4%	42.6%
Net operating profit after tax (NOPAT)	$36.6	$29.1	$28.4	$37.5	$33.1

Net income	$36.1	$27.5	$28.3	$35.5	$31.1

Total assets at period end (2)	$1,616.1	$1,685.4	$1,826.6	$1,749.2	$2,014.2
Add: Unamortized debt issuance costs (3)	—	—	—	—	7.6
Less: Excess cash (4)	(156.8)	(218.1)	(258.4)	(128.0)	(422.0)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(215.8)	(214.8)	(256.4)	(236.9)	(205.6)
Less: Deferred revenue (current and non-current)	(22.3)	(26.1)	(29.7)	(31.8)	(31.2)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for build-to-suit leases (2) (5)	(267.2)	(286.3)	(299.7)	(294.9)	(315.0)
Capital base (5)	$954.0	$940.1	$982.4	$1,057.6	$1,048.0

Average total assets (2)	$1,665.5	$1,650.7	$1,756.0	$1,787.9	$1,881.7
Average capital base (5)	$951.8	$947.0	$961.2	$1,020.0	$1,052.8

Return on assets (annualized) (2)	8.7%	6.7%	6.4%	8.0%	6.6%
Return on capital (annualized) (5)	15.4%	12.3%	11.8%	14.7%	12.6%

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

	Year Ended December 31,
(In millions)	2013	2014	2015
Net revenue	$1,534.8	$1,794.4	$2,001.3

Income from operations	$130.8	$158.3	$200.0

Net income	$85.3	$107.4	$122.4
Plus: Income taxes	43.1	47.0	65.1
Plus: Total other (income) expense	2.4	3.9	12.5
Plus: Depreciation and amortization	313.1	371.9	399.9
Plus: Share-based compensation expense	59.6	70.0	78.1
Adjusted EBITDA	$503.5	$600.2	$678.0

Operating income margin	8.5%	8.8%	10.0%

Adjusted EBITDA margin	32.8%	33.4%	33.9%

	Three Months Ended
(In millions)	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net revenue	$472.5	$480.2	$489.4	$508.9	$522.8

Income from operations	$48.6	$42.9	$42.2	$55.0	$59.9

Net income	$36.1	$27.5	$28.3	$35.5	$31.1
Plus: Income taxes	11.8	13.0	13.4	15.6	23.1
Plus: Total other (income) expense	0.7	2.4	0.5	3.9	5.7
Plus: Depreciation and amortization	95.2	96.9	97.7	101.3	104.0
Plus: Share-based compensation expense	20.2	20.0	20.4	19.6	18.1
Adjusted EBITDA	$164.0	$159.8	$160.3	$175.9	$182.0

Operating income margin	10.3%	8.9%	8.6%	10.8%	11.5%

Adjusted EBITDA margin	34.7%	33.3%	32.8%	34.6%	34.8%

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

	Year Ended December 31,
(In millions)	2013	2014	2015
Adjusted EBITDA	$503.5	$600.2	$678.0
Non-cash deferred rent	11.6	7.4	0.1
Total capital expenditures	(472.1)	(435.1)	(466.0)
Cash payments for interest, net of interest received	(3.2)	(1.7)	(4.0)
Cash payments for income taxes, net of refunds	(14.9)	(13.5)	(17.8)
Adjusted free cash flow	$24.9	$157.3	$190.3

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

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Growth
Net revenue	$472.5	$480.2	$489.4	$508.9	$522.8
Revenue growth (year over year)	15.8%	14.1%	11.0%	10.7%	10.7%
Number of employees (Rackers) at period end	5,936	5,964	6,115	6,177	6,189
Number of servers deployed at period end	112,628	114,105	116,329	118,654	118,177
Average monthly revenue per server	$1,412	$1,412	$1,416	$1,444	$1,472
Profitability
Income from operations	$48.6	$42.9	$42.2	$55.0	$59.9
Depreciation and amortization	$95.2	$96.9	$97.7	$101.3	$104.0
Share-based compensation expense	$20.2	$20.0	$20.4	$19.6	$18.1
Adjusted EBITDA (1)	$164.0	$159.8	$160.3	$175.9	$182.0
Adjusted EBITDA margin	34.7%	33.3%	32.8%	34.6%	34.8%
Operating income margin	10.3%	8.9%	8.6%	10.8%	11.5%
Income from operations	$48.6	$42.9	$42.2	$55.0	$59.9
Adjustment for build-to-suit lease impact (2)	$—	$—	$(0.4)	$(1.1)	$(2.3)
Income from operations, adjusted	$48.6	$42.9	$41.8	$53.9	$57.6
Effective tax rate	24.7%	32.2%	32.2%	30.4%	42.6%
Net operating profit after tax (NOPAT) (1)	$36.6	$29.1	$28.4	$37.5	$33.1
NOPAT margin	7.7%	6.1%	5.8%	7.4%	6.3%
Capital efficiency and returns
Interest bearing debt (3) (4)	$41.6	$10.8	$6.9	$143.6	$501.9
Stockholders' equity	$1,069.2	$1,147.4	$1,233.9	$1,042.0	$968.1
Less: Excess cash	$(156.8)	$(218.1)	$(258.4)	$(128.0)	$(422.0)
Capital base (3)	$954.0	$940.1	$982.4	$1,057.6	$1,048.0
Average capital base (3)	$951.8	$947.0	$961.2	$1,020.0	$1,052.8
Capital turnover (annualized) (3)	1.99	2.03	2.04	2.00	1.99
Return on capital (annualized) (1) (3)	15.4%	12.3%	11.8%	14.7%	12.6%
Capital expenditures
Cash purchases of property and equipment	$107.2	$92.5	$104.7	$134.7	$143.0
Non-cash purchases of property and equipment (5)	$(2.6)	$(2.3)	$46.9	$(7.0)	$(46.5)
Total capital expenditures	$104.6	$90.2	$151.6	$127.7	$96.5
Customer gear	$72.5	$58.7	$117.3	$87.1	$61.8
Data center build outs	$11.1	$13.4	$15.8	$18.8	$10.6
Office build outs	$1.6	$2.3	$3.3	$6.1	$7.8
Capitalized software and other projects	$19.4	$15.8	$15.2	$15.7	$16.3
Total capital expenditures	$104.6	$90.2	$151.6	$127.7	$96.5
Infrastructure capacity and utilization
Megawatts under contract at period end (6)	58.1	63.2	63.6	63.6	62.2
Megawatts available for customer use at period end (7)	49.7	52.0	54.1	55.3	54.4
Megawatts utilized at period end	30.5	31.0	31.6	32.7	32.2
Annualized net revenue per average Megawatt of power utilized	$62.6	$62.5	$62.5	$63.3	$64.5

(1)	See discussion and reconciliation of our Non-GAAP financial measures to the most comparable GAAP measures.

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

(7)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

Consolidated Statements of Income by Quarter:

	Three Months Ended
(In millions)	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net revenue	$472.5	$480.2	$489.4	$508.9	$522.8
Costs and expenses:
Cost of revenue	155.3	162.8	165.4	172.7	180.7
Research and development	31.4	32.0	33.2	29.9	29.8
Sales and marketing	59.2	59.0	64.4	61.8	58.3
General and administrative	82.8	86.6	86.5	88.2	90.1
Depreciation and amortization	95.2	96.9	97.7	101.3	104.0
Total costs and expenses	423.9	437.3	447.2	453.9	462.9
Income from operations	48.6	42.9	42.2	55.0	59.9
Other income (expense):
Interest expense	(0.4)	(0.4)	(1.9)	(2.8)	(6.2)
Interest and other income (expense)	(0.3)	(2.0)	1.4	(1.1)	0.5
Total other income (expense)	(0.7)	(2.4)	(0.5)	(3.9)	(5.7)
Income before income taxes	47.9	40.5	41.7	51.1	54.2
Income taxes	11.8	13.0	13.4	15.6	23.1
Net income	$36.1	$27.5	$28.3	$35.5	$31.1

Consolidated Statements of Income by Quarter, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	32.9%	33.9%	33.8%	34.0%	34.6%
Research and development	6.6%	6.7%	6.8%	5.9%	5.7%
Sales and marketing	12.5%	12.3%	13.2%	12.1%	11.2%
General and administrative	17.5%	18.0%	17.7%	17.3%	17.2%
Depreciation and amortization	20.2%	20.2%	20.0%	19.9%	19.9%
Total costs and expenses	89.7%	91.1%	91.4%	89.2%	88.5%
Income from operations	10.3%	8.9%	8.6%	10.8%	11.5%
Other income (expense):
Interest expense	(0.1)%	(0.1)%	(0.4)%	(0.5)%	(1.2)%
Interest and other income (expense)	(0.1)%	(0.4)%	0.3%	(0.2)%	0.1%
Total other income (expense)	(0.1)%	(0.5)%	(0.1)%	(0.8)%	(1.1)%
Income before income taxes	10.1%	8.5%	8.5%	10.0%	10.4%
Income taxes	2.5%	2.7%	2.7%	3.1%	4.4%
Net income	7.6%	5.7%	5.8%	7.0%	6.0%
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

We have audited the accompanying consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rackspace Hosting, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements, as to which the date is June 10, 2016, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
February 25, 2016, except for the Revision to Prior Period Financial Statements discussed in Note 1 and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements, as to which the date is June 10, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rackspace Hosting, Inc.:

We have audited Rackspace Hosting, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rackspace Hosting, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 25, 2016, except for the Revision to Prior Period Financial Statements discussed in Note 1 and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements, as to which the date is June 10, 2016, which expressed an unqualified opinion on those consolidated financial statements.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting has been restated by the Company’s management to disclose the aforementioned material weakness and the resultant ineffectiveness of its internal control over financial reporting.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
San Antonio, Texas
February 25, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements, as to which the date is June 10, 2016

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2014	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$213.5	$484.7
Accounts receivable, net of allowance for doubtful accounts and customer credits of $5.3 as of December 31, 2014 and $7.3 as of December 31, 2015	156.5	174.4
Prepaid expenses	33.6	46.6
Other current assets	8.8	12.7
Total current assets	412.4	718.4

Property and equipment, net	1,057.7	1,148.0
Goodwill	81.1	81.1
Intangible assets, net	16.6	9.1
Other non-current assets	48.3	57.6
Total assets	$1,616.1	$2,014.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137.3	$136.3
Accrued compensation and benefits	66.7	57.3
Income and other taxes payable	11.8	12.0
Deferred revenue	20.9	29.6
Capital lease obligations	15.0	1.7
Debt	25.1	—
Total current liabilities	276.8	236.9

Non-current liabilities:
Deferred revenue	1.4	1.6
Capital lease obligations	1.5	0.2
Finance lease obligations for build-to-suit leases	117.4	164.3
Debt	—	492.4
Deferred income taxes	60.1	54.8
Deferred rent	49.9	49.5
Other liabilities	39.8	46.4
Total liabilities	546.9	1,046.1

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value per share: 300.0 shares authorized; 140.9 shares issued and outstanding as of December 31, 2014; 130.9 shares issued and outstanding as of December 31, 2015	0.1	0.1
Additional paid-in capital	696.0	834.5
Accumulated other comprehensive loss	(20.7)	(36.2)
Retained earnings	393.8	169.7
Total stockholders’ equity	1,069.2	968.1
Total liabilities and stockholders’ equity	$1,616.1	$2,014.2

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions, except per share data)	2013	2014	2015
Net revenue	$1,534.8	$1,794.4	$2,001.3
Costs and expenses:
Cost of revenue	494.8	587.5	681.6
Research and development	90.2	117.0	124.9
Sales and marketing	208.4	237.6	243.5
General and administrative	297.5	322.1	351.4
Depreciation and amortization	313.1	371.9	399.9
Total costs and expenses	1,404.0	1,636.1	1,801.3
Income from operations	130.8	158.3	200.0
Other income (expense):
Interest expense	(3.1)	(1.9)	(11.3)
Interest and other income (expense)	0.7	(2.0)	(1.2)
Total other income (expense)	(2.4)	(3.9)	(12.5)
Income before income taxes	128.4	154.4	187.5
Income taxes	43.1	47.0	65.1
Net income	$85.3	$107.4	$122.4

Other comprehensive income, net of tax
Foreign currency translation adjustments	$3.6	$(16.2)	$(15.5)
Other comprehensive income (loss)	3.6	(16.2)	(15.5)
Comprehensive income	$88.9	$91.2	$106.9

Net income per share
Basic	$0.62	$0.76	$0.88
Diluted	$0.60	$0.74	$0.87

Weighted average number of shares outstanding
Basic	138.6	142.0	139.0
Diluted	143.0	144.5	141.0

See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2013	2014	2015
Cash Flows From Operating Activities
Net income	$85.3	$107.4	$122.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313.1	371.9	399.9
Deferred income taxes	(3.0)	(1.6)	(6.3)
Share-based compensation expense	59.6	70.0	78.1
Excess tax benefits from share-based compensation arrangements	(33.5)	(34.5)	(48.6)
Other operating activities	5.5	8.2	9.8
Changes in operating assets and liabilities:
Accounts receivable	(34.5)	(41.7)	(28.3)
Prepaid expenses and other current assets	(12.3)	(1.1)	(17.2)
Accounts payable, accrued expenses, and other current liabilities	35.3	55.4	49.2
Deferred revenue	5.4	(3.7)	9.1
Deferred rent	11.6	7.4	0.1
Other non-current assets and liabilities	11.6	4.8	15.4
Net cash provided by operating activities	444.1	542.5	583.6
Cash Flows From Investing Activities
Purchases of property and equipment	(452.6)	(430.3)	(474.9)
Acquisitions, net of cash acquired	(9.9)	—	—
All other investing activities	(1.7)	2.2	(4.5)
Net cash used in investing activities	(464.2)	(428.1)	(479.4)
Cash Flows From Financing Activities
Proceeds from debt	—	25.0	640.0
Repayments of debt	(1.9)	(1.9)	(165.1)
Payments for debt issuance costs	—	—	(8.3)
Proceeds from finance lease obligations for build-to-suit leases	—	—	6.2
Principal payments of capital and build-to-suit leases	(65.9)	(39.7)	(15.0)
Payments for deferred acquisition obligations	(1.4)	(0.2)	(0.2)
Receipt of Texas Enterprise Fund grant	—	5.5	—
Repurchase of common stock	—	(200.0)	(367.0)
Shares of common stock withheld for employee taxes	—	(13.6)	—
Proceeds from employee stock plans	23.9	33.1	32.3
Excess tax benefits from share-based compensation arrangements	33.5	34.5	48.6
Net cash provided by (used in) financing activities	(11.8)	(157.3)	171.5
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(3.3)	(4.5)
Increase (decrease) in cash and cash equivalents	(32.4)	(46.2)	271.2
Cash and cash equivalents, beginning of period	292.1	259.7	213.5
Cash and cash equivalents, end of period	$259.7	$213.5	$484.7

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$3.2	$1.8	$4.0
Cash payments for income taxes, net of refunds	$14.9	$13.5	$17.8

Non-cash Investing and Financing Activities
Acquisition of property and equipment by capital leases	$7.2	$0.9	$0.4
Increase (decrease) in property and equipment in accounts payable and accrued expenses	12.3	3.9	(9.3)
Non-cash purchases of property and equipment	$19.5	$4.8	$(8.9)

Shares issued in business combinations	$4.5	$—	$—
Additional finance lease obligations for build-to-suit leases and other	$—	$117.6	$50.4
See accompanying notes to the consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31, 2013, 2014, and 2015
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(In millions)	Shares	Amount
Balance at December 31, 2012	137.8	$0.1	$515.2	$(8.1)	$336.4	$843.6
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $33.5)	3.0	—	51.2	—	—	51.2
Issuance of shares from Employee Stock Purchase Plans	0.2	—	6.2	—	—	6.2
Issuance of shares in acquisitions	0.1	—	4.5	—	—	4.5
Total issuance of common stock	3.3	—	61.9	—	—	61.9
Share-based compensation expense	—	—	59.6	—	—	59.6
Net income	—	—	—	—	85.3	85.3
Foreign currency translation adjustments	—	—	—	3.6	—	3.6
Balance at December 31, 2013	141.1	$0.1	$636.7	$(4.5)	$421.7	$1,054.0
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $34.5), net of shares withheld for employee taxes	2.9	—	59.5	—	(11.7)	47.8
Issuance of shares from Employee Stock Purchase Plans	0.2	—	6.2	—	—	6.2
Total issuance of common stock	3.1	—	65.7	—	(11.7)	54.0
Repurchase of common stock	(3.3)	—	(76.4)	—	(123.6)	(200.0)
Share-based compensation expense	—	—	70.0	—	—	70.0
Net income	—	—	—	—	107.4	107.4
Foreign currency translation adjustments	—	—	—	(16.2)	—	(16.2)
Balance at December 31, 2014	140.9	$0.1	$696.0	$(20.7)	$393.8	$1,069.2
Issuance of common stock
Exercise of stock options and release of stock awards (including excess tax benefit of $48.6)	2.9	—	75.2	—	—	75.2
Issuance of shares from Employee Stock Purchase Plans	0.2	—	5.7	—	—	5.7
Total issuance of common stock	3.1	—	80.9	—	—	80.9
Repurchase of common stock	(13.1)	—	(20.5)	—	(346.5)	(367.0)
Share-based compensation expense	—	—	78.1	—	—	78.1
Net income	—	—	—	—	122.4	122.4
Foreign currency translation adjustments	—	—	—	(15.5)	—	(15.5)
Balance at December 31, 2015	130.9	$0.1	$834.5	$(36.2)	$169.7	$968.1

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

Revision to Prior Period Financial Statements

During the first quarter of 2016, we discovered an error in the reporting of certain software licenses for the period from July 2013 through December 2015, resulting in an immaterial understatement of license expense and the related liability for these periods. The cumulative decrease to retained earnings as a result of this error, net of the related income tax impact, was $1.4 million, $4.6 million, and $8.4 million as of December 31, 2013, 2014, and 2015, respectively. We have evaluated the materiality of this error and determined that the impact is not material to our results of operations, financial position, or cash flows in previously issued financial statements. We have retrospectively revised our financial statements for all periods presented to reflect the correction of this error and the related income tax effect.

The impact of this revision on the consolidated balance sheets as of December 31, 2014 and 2015 was as follows:

	As of December 31, 2014
(In millions)	As Previously Reported	Adjustments	As Revised
Consolidated Balance Sheet:
Deferred income taxes	$63.0	$(2.9)	$60.1
Other liabilities	32.3	7.5	39.8
Total liabilities	542.3	4.6	546.9
Retained earnings	398.4	(4.6)	393.8
Total stockholders' equity	1,073.8	(4.6)	1,069.2

	As of December 31, 2015
(In millions)	As Previously Reported	Adjustments	As Revised
Consolidated Balance Sheet:
Deferred income taxes	$60.0	$(5.2)	$54.8
Other liabilities	32.8	13.6	46.4
Total liabilities	1,037.7	8.4	1,046.1
Retained earnings	178.1	(8.4)	169.7
Total stockholders' equity	976.5	(8.4)	968.1

The impact of this revision on the consolidated statements of comprehensive income for the years ended December 31, 2013, 2014, and 2015 was as follows:

	Year Ended December 31, 2013
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Comprehensive Income:
Cost of revenue	$492.5	$2.3	$494.8
Income from operations	133.1	(2.3)	130.8
Income before income taxes	130.7	(2.3)	128.4
Income taxes	44.0	(0.9)	43.1
Net income	86.7	(1.4)	85.3
Comprehensive income	90.3	(1.4)	88.9
Net income per share
Basic	$0.63	$(0.01)	$0.62
Diluted	$0.61	$(0.01)	$0.60

	Year Ended December 31, 2014
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Comprehensive Income:
Cost of revenue	$582.3	$5.2	$587.5
Income from operations	163.5	(5.2)	158.3
Income before income taxes	159.6	(5.2)	154.4
Income taxes	49.0	(2.0)	47.0
Net income	110.6	(3.2)	107.4
Comprehensive income	94.4	(3.2)	91.2
Net income per share
Basic	$0.78	$(0.02)	$0.76
Diluted	$0.77	$(0.03)	$0.74

	Year Ended December 31, 2015
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Comprehensive Income:
Cost of revenue	$675.5	$6.1	$681.6
Income from operations	206.1	(6.1)	200.0
Income before income taxes	193.6	(6.1)	187.5
Income taxes	67.4	(2.3)	65.1
Net income	126.2	(3.8)	122.4
Comprehensive income	110.7	(3.8)	106.9
Net income per share
Basic	$0.91	$(0.03)	$0.88
Diluted	$0.90	$(0.03)	$0.87

The impact of this revision on the consolidated statements of cash flows for the years ended December 31, 2013, 2014, and 2015 was as follows:

	Year Ended December 31, 2013
(In millions)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Cash Flows:
Net income	$86.7	$(1.4)	$85.3
Deferred income taxes	(2.1)	(0.9)	(3.0)
Other non-current assets and liabilities	9.3	2.3	11.6

	Year Ended December 31, 2014
(In millions)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Cash Flows:
Net income	$110.6	$(3.2)	$107.4
Deferred income taxes	0.4	(2.0)	(1.6)
Other non-current assets and liabilities	(0.4)	5.2	4.8

	Year Ended December 31, 2015
(In millions)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Cash Flows:
Net income	$126.2	$(3.8)	$122.4
Deferred income taxes	(4.0)	(2.3)	(6.3)
Other non-current assets and liabilities	9.3	6.1	15.4

There was no impact on the consolidated statements of stockholders’ equity for any of the respective periods other than the impact on net income as reflected in the above tables.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
(In millions except per share data)	2013	2014	2015
Basic net income per share:
Net income	$85.3	$107.4	$122.4
Weighted average shares outstanding:
Common stock	138.6	142.0	139.0
Number of shares used in per share computations	138.6	142.0	139.0
Net income per share	$0.62	$0.76	$0.88

Diluted net income per share:
Net income	$85.3	$107.4	$122.4
Weighted average shares outstanding:
Common stock	138.6	142.0	139.0
Stock options, awards and employee share purchase plans	4.4	2.5	2.0
Number of shares used in per share computations	143.0	144.5	141.0
Net income per share	$0.60	$0.74	$0.87

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

11. Taxes

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2013	2014	2015
Current:
Federal	$35.9	$38.3	$48.1
Foreign	12.1	11.1	10.5
State	4.1	5.3	7.3
Total current	52.1	54.7	65.9

Deferred:
Federal	(4.7)	(4.2)	0.9
Foreign	(1.6)	(2.9)	(2.5)
State	(2.7)	(0.6)	0.8
Total deferred	(9.0)	(7.7)	(0.8)

Total provision for income taxes	$43.1	$47.0	$65.1

Income before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
(In millions)	2013	2014	2015
U.S.	$88.7	$90.0	$131.3
Foreign	39.7	64.4	56.2
Total income before income taxes	$128.4	$154.4	$187.5

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2013	2014	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.6%	1.6%	2.8%
Tax rate differentials for international jurisdictions	(3.9)%	(10.7)%	(7.2)%
Permanent differences	1.7%	3.6%	3.1%
Deferred impact of intercompany transfers	3.5%	3.3%	2.7%
Research and development credit (current year)	(3.2)%	(2.2)%	(1.6)%
Return to provision	(1.1)%	(0.7)%	(1.7)%
Transfer pricing reserve	2.8%	(0.2)%	1.4%
Other, net	(1.8)%	0.8%	0.2%
Effective tax rate	33.6%	30.5%	34.7%

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

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of our deferred tax assets and liabilities are as follows:

(In millions)	December 31, 2014	December 31, 2015
Deferred tax assets:
Share-based compensation	$27.2	$31.8
State income taxes	2.2	2.5
Vacation accruals	3.5	0.3
Deferred revenue	5.3	6.1
Deferred rent	16.2	19.1
Accruals not currently deductible	11.3	17.7
Net operating loss carryforwards	4.8	6.0
Foreign tax credit	1.7	1.8
Research and development credits	13.4	16.4
Other	4.3	7.9
Total gross deferred tax assets	89.9	109.6

Deferred tax liabilities:
Depreciation	134.6	145.9
Prepaids	4.0	6.2
Other	0.1	0.4
Total gross deferred tax liabilities	138.7	152.5

Net deferred tax liabilities	$48.8	$42.9

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

SUPPLEMENTARY FINANCIAL DATA
(UNAUDITED)

The following supplementary financial data has been revised to reflect the correction of an immaterial error in the reporting of the expense associated with certain software licenses and the related tax effect. See Note 1. "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" for more information.

	Quarters Ended
(In millions, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenue	$421.0	$441.2	$459.7	$472.5
Cost of revenue	$141.6	$146.4	$144.2	$155.3
Net income	$24.7	$21.7	$24.9	$36.1
Net income per share - basic	$0.18	$0.15	$0.17	$0.25
Net income per share - diluted	$0.17	$0.15	$0.17	$0.25

	Quarters Ended
(In millions, except per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net revenue	$480.2	$489.4	$508.9	$522.8
Cost of revenue	$162.8	$165.4	$172.7	$180.7
Net income	$27.5	$28.3	$35.5	$31.1
Net income per share - basic	$0.19	$0.20	$0.26	$0.23
Net income per share - diluted	$0.19	$0.20	$0.25	$0.23

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this annual report (the “Evaluation Date”). At the time our Original Filing was filed with the SEC, our chief executive officer and chief financial officer concluded that as of December 31, 2015, our disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our SEC reports is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, due to the material weakness described below, our chief executive officer and chief financial officer subsequently concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of December 31, 2015.

Management concluded there was a material weakness in the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements. This material weakness was caused by an ineffective risk assessment process that failed to appropriately identify necessary changes to our process for completely and accurately capturing license usage. This resulted in inaccurate usage reports utilized in determining obligations under certain software license agreements. Upon identification of the error, we self-reported to the affected supplier, recorded a liability of $13.6 million for under-reported license expense and corrected the usage reports going forward. The reduction to net income as result of this error, net of the related income tax impact, was $1.4 million, $3.2 million, and $3.8 million in the years ended December 31, 2013, 2014, and 2015, respectively. The material weakness resulted in immaterial misstatements to the previously released audited consolidated financial statements as of and for the years ended December 31, 2013, 2014, and 2015. Refer to Item 8 of Part II, "Financial Statements and Supplementary Data - Note 1- Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" for further information on the impact these errors had on the consolidated financial statements.

In light of this material weakness that existed as of December 31, 2015, the Company performed additional analyses and other procedures to ensure, in all material respects, our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. As a result, our chief executive officer and chief financial officer have each concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, the financial position, results of operations, and cash flows of our company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. We are in the process of remediating the underlying causes of the material weakness as described below.

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

(b) Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness in internal control over financial reporting, as described above.

Management concluded there was a material weakness in the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements. The material weakness resulted in immaterial changes to the previously released audited consolidated financial statements as of December 31, 2014 and 2015 and for each of the years in the three-year period ended December 31, 2015.

In the Report of Management on Internal Control over Financial Reporting included in our Original Filing, management, including our chief executive officer and chief financial officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2015. Management has subsequently concluded that the material weakness described above existed as of December 31, 2015. Management has concluded that as a result of this material weakness, our internal control over financial reporting was not effective as of December 31, 2015. Accordingly, we have reissued our Report of Management on Internal Control over Financial Reporting.

While the misstatements as a result of this material weakness were not material to our consolidated financial statements, absent changes to our controls, there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included in Item 8 of this Annual Report on Form 10-K/A.

(c) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Management’s plan for remediation of our material weakness

We are in the process of enhancing our control processes around calculating software license expense by (i) formalizing the process of timely identifying changes in software license agreements that could impact reporting criteria; (ii) implementing more comprehensive review procedures to ensure the completeness and accuracy of the reports utilized in license reporting; (iii) developing a formal change management process related to the underlying code in reports utilized to determine software license obligations; and (iv) developing more robust review standards over software license expense. Our internal audit department will also conduct a review of the enhanced process during fiscal 2016 to ensure the aforementioned control processes are operating effectively.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1)	The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A.

(2)	Any financial statement schedules required to be filed as part of this report are set forth in section (c) below.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 2016.

Rackspace Hosting, Inc.
Date:	June 10, 2016	By:	/s/ WILLIAM TAYLOR RHODES
William Taylor Rhodes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM TAYLOR RHODES	President and Chief Executive Officer	June 10, 2016
William Taylor Rhodes	(Principal Executive Officer)

/s/ KARL PICHLER	Chief Financial Officer and Treasurer	June 10, 2016
Karl Pichler	(Principal Financial Officer)

/s/ JOSEPH SAPORITO	Chief Accounting Officer	June 10, 2016
Joseph Saporito	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

3.1(A)	Form of Restated Certificate of Incorporation of the Registrant (2)
3.1(B)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of Rackspace Hosting, Inc. (17)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Founder's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
4.3	Investor's Registration Rights Agreement, dated October 1, 2002, among the Registrant and certain stockholders (1)
10.1	2003 Stock Option Plan and form of agreement thereunder (1)
10.2	Webmail.us., Inc. 2004 Stock Incentive Plan, as amended in 2006 (1)
10.3	2005 Non-Qualified Stock Option Plan and form of agreement thereunder (1)
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

10.35	Employment Agreement between Rackspace US, Inc. and Gene DeFelice, dated October 30, 2015 (28)
10.36	Employment Agreement between Rackspace US, Inc. and Mark Roenigk, dated December 7, 2015 (28)
10.37
Revolving Credit Agreement, dated November 25, 2015, by and among Rackspace Hosting, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Morgan Stanley Bank, N.A., Goldman Sachs Bank USA and Wells Fargo Bank, N.A., as co-Syndication Agents, and J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Bookrunners and co-Lead Arrangers. (28)

10.38	Indenture Agreement, dated November 25, 2015, by and between Rackspace Hosting, Inc. and Wells Fargo Bank, National Association, relating to the 6.500% Senior Notes due 2024 (28)
10.39	Office Lease, by and between Rand Building, LTD. and Open Cloud Academy, LLC, dated May 27, 2015 (28)
21.1	List of Subsidiaries of the Registrant (23)

Exhibits	Description
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

†	Confidential treatment has been requested for portions of these exhibits and confidential portions have been submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-150469), filed April 25, 2008.

(2)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-150469), filed June 18, 2008.

(3)	Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-150469), filed July 15, 2008.

(4)	Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-153009), filed February 4, 2009.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2008 (File No. 001-34143), filed March 2, 2009.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 001-34143), filed May 12, 2009.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed July 30, 2009.

(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 (File No. 001-34143), filed August 13, 2009.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 (File No. 001-34143), filed November 12, 2009.

(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File No. 001-34143), filed May 6, 2010.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (File No. 001-34143), filed August 9, 2010.

(12)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed August 27, 2010.

(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010 (File No. 001-34143), filed November 9, 2010.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 (File No. 001-34143), filed May 10, 2011.

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 (File No. 001-34143), filed November 8, 2011.

(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2011 (File No. 001-34143), filed February 17, 2012.

(17)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed March 21, 2012.

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012 (File No. 001-34143), filed May 9, 2012.

(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012 (File No. 001-34143), filed August 9, 2012.

(20)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2012 (File No. 001-34143), filed March 1, 2013.

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the Quarter ended March 31, 2013 (File No. 001-34143), filed December 31, 2013.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34143), filed August 9, 2013.

(23)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013 (File No. 001-34143), filed March 3, 2014.

(24)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014 (File No. 001-34143), filed May 12, 2014.

(25)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File No. 001-34143), filed November 10, 2014.

(26)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2014 (File No. 001-34143), filed March 2, 2015.

(27)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34143), filed on November 19, 2015.

(28)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2015 (File No. 001-34143), filed February 26, 2016.