Form 10-Q
period 2016-06-30
RACKSPACE HOSTING, INC.
filed 2016-08-09
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.

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

On August 4, 2016, 125,805,220 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

RACKSPACE HOSTING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

References to “we,” “our,” “our company,” “us,” “the company,” “Rackspace Hosting,” or “Rackspace” refer to Rackspace Hosting, Inc. and its consolidated subsidiaries. We have made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including our expectation of deceleration of the year-over-year growth rate. We discuss in greater detail many of these risks, uncertainties and other factors in Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K/A for the year ended December 31, 2015. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors,” within our Annual Report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in “Risk Factors” within our Annual Report and elsewhere in this report could harm our business.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2015	June 30, 2016
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$484.7	$544.3
Accounts receivable, net of allowance for doubtful accounts and customer credits of $7.3 as of December 31, 2015 and $8.0 as of June 30, 2016	174.4	168.6
Prepaid expenses	46.6	45.1
Other current assets	12.7	14.6
Total current assets	718.4	772.6

Property and equipment, net	1,148.0	1,071.6
Goodwill	81.1	80.4
Intangible assets, net	9.1	4.8
Other non-current assets	57.6	67.4
Total assets	$2,014.2	$1,996.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136.3	$155.6
Accrued compensation and benefits	57.3	54.7
Income and other taxes payable	12.0	8.8
Deferred revenue	29.6	28.6
Capital lease obligations	1.7	0.5
Total current liabilities	236.9	248.2

Non-current liabilities:
Debt	492.4	492.8
Finance lease obligations for build-to-suit leases	164.3	153.0
Deferred income taxes	54.8	60.9
Deferred rent	49.5	49.3
Deferred revenue	1.6	1.6
Capital lease obligations	0.2	0.3
Other liabilities	46.4	33.2
Total liabilities	1,046.1	1,039.3

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value per share: 300.0 shares authorized; 130.9 shares issued and outstanding as of December 31, 2015; 125.8 shares issued and outstanding as of June 30, 2016	0.1	0.1
Additional paid-in capital	834.5	859.7
Accumulated other comprehensive loss	(36.2)	(62.8)
Retained earnings	169.7	160.5
Total stockholders’ equity	968.1	957.5
Total liabilities and stockholders’ equity	$2,014.2	$1,996.8

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2016	2015	2016
Net revenue	$489.4	$523.6	$969.6	$1,041.7
Costs and expenses:
Cost of revenue	165.4	171.5	328.2	351.9
Research and development	33.2	26.9	65.2	54.5
Sales and marketing	64.4	63.8	123.4	127.5
General and administrative	86.5	92.5	173.1	178.2
Depreciation and amortization	97.7	104.6	194.6	208.6
Total costs and expenses	447.2	459.3	884.5	920.7
Gain on sale	—	—	—	24.5
Income from operations	42.2	64.3	85.1	145.5
Other income (expense):
Interest expense	(1.9)	(10.3)	(2.3)	(20.8)
Interest and other income (expense)	1.4	0.4	(0.6)	1.5
Total other income (expense)	(0.5)	(9.9)	(2.9)	(19.3)
Income before income taxes	41.7	54.4	82.2	126.2
Income taxes	13.4	18.6	26.4	41.6
Net income	$28.3	$35.8	$55.8	$84.6

Other comprehensive income, net of tax
Foreign currency translation adjustments	$12.4	$(19.6)	$1.2	$(26.6)
Other comprehensive income (loss)	12.4	(19.6)	1.2	(26.6)
Comprehensive income	$40.7	$16.2	$57.0	$58.0

Net income per share
Basic	$0.20	$0.28	$0.39	$0.66
Diluted	$0.20	$0.28	$0.39	$0.66

Weighted average number of shares outstanding
Basic	142.4	126.1	141.9	128.2
Diluted	144.5	127.0	144.4	129.0

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2016
Cash Flows From Operating Activities
Net income	$55.8	$84.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194.6	208.6
Deferred income taxes	(30.3)	4.9
Share-based compensation expense	40.4	36.2
Excess tax benefits from share-based compensation arrangements	(38.8)	(26.0)
Gain on sale	—	(24.5)
Other operating activities	5.0	6.3
Changes in operating assets and liabilities:
Accounts receivable	(8.3)	(3.0)
Prepaid expenses and other current assets	(7.3)	(0.9)
Accounts payable, accrued expenses, and other current liabilities	42.9	41.2
Deferred revenue	7.0	(0.4)
Deferred rent	—	(0.5)
Other non-current assets and liabilities	7.2	(5.4)
Net cash provided by operating activities	268.2	321.1
Cash Flows From Investing Activities
Purchases of property and equipment	(197.2)	(159.6)
Proceeds from sale	—	27.0
Other investing activities	1.4	(13.9)
Net cash used in investing activities	(195.8)	(146.5)
Cash Flows From Financing Activities
Repayments of debt	(25.1)	—
Payments for debt issuance costs	—	(0.4)
Principal payments of capital and build-to-suit leases	(10.0)	(1.4)
Payments for deferred acquisition obligations	(0.1)	—
Repurchase of common stock	—	(133.2)
Shares of common stock withheld for employee taxes	—	(0.5)
Proceeds from employee stock plans	28.5	2.9
Excess tax benefits from share-based compensation arrangements	38.8	26.0
Net cash provided by (used in) financing activities	32.1	(106.6)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(8.4)
Increase in cash and cash equivalents	103.6	59.6
Cash and cash equivalents, beginning of period	213.5	484.7
Cash and cash equivalents, end of period	$317.1	$544.3

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$1.2	$4.0
Cash payments for income taxes, net of refunds	$13.5	$11.6

Non-cash Investing and Financing Activities
Acquisition of property and equipment by capital leases	$0.5	$0.2
Increase in property and equipment in accounts payable and accrued expenses	44.1	1.1
Non-cash purchases of property and equipment	$44.6	$1.3

Additional finance lease obligations for build-to-suit leases and other	$47.3	$2.9

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations

As used in this report, the terms “Rackspace,” “Rackspace Hosting,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Hosting, Inc. and its subsidiaries. Our operations began in 1998 as a limited partnership, and Rackspace Hosting, Inc. was incorporated in Delaware in March 2000. We are a provider of managed cloud services in the business information technology ("IT") market and serve our customers from our data centers on four continents. We help customers tap the power of cloud computing by delivering world-class service on the world's leading technology platforms. We are experts in IT, so our customers do not have to be.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Rackspace Hosting, Inc. and our wholly-owned subsidiaries, which include, among others, Rackspace US, Inc., our domestic operating entity, and Rackspace Limited, our United Kingdom operating entity. Intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income (loss). The income tax expense allocated to foreign currency translation adjustments during the three and six months ended June 30, 2016 was $0.2 million and $0.3 million, respectively. There was no income tax expense allocated during the three or six months ended June 30, 2015.

Unaudited Interim Financial Information

The accompanying consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2015 and 2016, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 13, 2016 (the "Amended 2015 Annual Consolidated Financial Statements"). The unaudited interim consolidated financial statements have been prepared on the same basis as the Amended 2015 Annual Consolidated Financial Statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2015 and 2016, and our cash flows for the six months ended June 30, 2015 and 2016.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2016, or for any other interim period, or for any other future year.

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

Significant Accounting Policies and Estimates

Our Amended 2015 Annual Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the six months ended June 30, 2016.

Revision to Prior Period Financial Statements

As described in our Amended 2015 Annual Consolidated Financial Statements, we have retrospectively revised our financial statements for all periods presented to reflect the correction of an immaterial error for under-reported license expense and the related income tax effect. The impact of this revision on the consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and the consolidated statement of cash flows for the six months ended June 30, 2015 is as follows:

	Three Months Ended June 30, 2015
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Comprehensive Income:
Cost of revenue	$163.9	$1.5	$165.4
Income from operations	43.7	(1.5)	42.2
Income before income taxes	43.2	(1.5)	41.7
Income taxes	14.0	(0.6)	13.4
Net income	29.2	(0.9)	28.3
Comprehensive income	$41.6	$(0.9)	$40.7
Net income per share
Basic	$0.20	$—	$0.20
Diluted	$0.20	$—	$0.20

	Six Months Ended June 30, 2015
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Comprehensive Income:
Cost of revenue	$325.2	$3.0	$328.2
Income from operations	88.1	(3.0)	85.1
Income before income taxes	85.2	(3.0)	82.2
Income taxes	27.6	(1.2)	26.4
Net income	57.6	(1.8)	55.8
Comprehensive income	$58.8	$(1.8)	$57.0
Net income per share
Basic	$0.41	$(0.02)	$0.39
Diluted	$0.40	$(0.01)	$0.39

	Six Months Ended June 30, 2015
(In millions)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Cash Flows:
Net income	$57.6	$(1.8)	$55.8
Deferred income taxes	(29.1)	(1.2)	(30.3)
Other non-current assets and liabilities	$4.2	$3.0	$7.2

During the second quarter of 2016, we reached an agreement with the license vendor to settle our liability for the under-reported license expense with a cash payment of $10.5 million. Under the terms of the agreement, the vendor legally released us from any additional claims or obligations with respect to certain software license usage for the prior impacted periods. Upon payment in June 2016, we recorded a $4.7 million benefit to license expense within "Cost of revenue" in the consolidated statement of comprehensive income, reflecting the difference between the cash payment of $10.5 million and the total contractual liability of $15.2 million we had accrued as of March 31, 2016.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires capitalization of incremental costs to obtain a contract and significantly expanded quantitative and qualitative disclosures. In August 2015, the FASB issued guidance which deferred the effective date by one year. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual periods beginning after December 15, 2016. We intend to adopt the standard on January 1, 2018. Upon adoption, the new guidance will be applied retrospectively using one of two methods. One method is to apply the guidance retrospectively to each prior period presented with practical expedients available. The second method is to apply the guidance retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. We are continuing to evaluate our method of adoption and the impact this new accounting standard will have on our consolidated financial statements.

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

In February 2016, the FASB issued a new standard on lease accounting that will require lessees to recognize all leases with a term greater than 12 months on the balance sheet, as a lease liability and right-of-use asset. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. Additionally, the new standard substantially changes sale-leaseback accounting and replaces current build-to-suit lease accounting guidance. The standard will become effective for Rackspace on January 1, 2019. We anticipate this standard will have a material impact on our consolidated balance sheets, and we are currently evaluating its impact.

In March 2016, the FASB issued guidance that simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance will become effective for Rackspace on January 1, 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued a new standard that requires financial assets measured at amortized cost to be presented at the net amount expected to be collected using an allowance for expected credit losses, to be estimated by management based on historical experience, current conditions, and reasonable and supportable forecasts. The movement from an incurred loss model, required under current GAAP, to an expected loss model will result in the timelier recording of credit losses on financial instruments. This new guidance will become effective for Rackspace on January 1, 2020, with early adoption permitted for annual and interim periods beginning after December 15, 2018, and will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2016	2015	2016
Basic net income per share:
Net income	$28.3	$35.8	$55.8	$84.6
Weighted average shares outstanding:
Common stock	142.4	126.1	141.9	128.2
Number of shares used in per share computations	142.4	126.1	141.9	128.2
Net income per share	$0.20	$0.28	$0.39	$0.66

Diluted net income per share:
Net income	$28.3	$35.8	$55.8	$84.6
Weighted average shares outstanding:
Common stock	142.4	126.1	141.9	128.2
Stock options, awards and employee share purchase plans	2.1	0.9	2.5	0.8
Number of shares used in per share computations	144.5	127.0	144.4	129.0
Net income per share	$0.20	$0.28	$0.39	$0.66

We excluded 2.8 million and 5.9 million potential common shares from the computation of dilutive net income per share for the three months ended June 30, 2015 and 2016, respectively, and 2.6 million and 7.1 million potential shares for the six months ended June 30, 2015 and 2016, respectively, because the effect would have been anti-dilutive.

3. Property and Equipment, net

Property and equipment, net, at December 31, 2015 and June 30, 2016 consisted of the following:

(In millions)	December 31, 2015	June 30, 2016
Computers and equipment	$1,787.2	$1,827.3
Computer software	370.6	391.9
Furniture and fixtures	63.5	62.8
Buildings and leasehold improvements	355.7	337.5
Land	28.1	27.0
Property and equipment, at cost	2,605.1	2,646.5
Less: Accumulated depreciation and amortization	(1,539.7)	(1,667.0)
Work in process	82.6	92.1
Property and equipment, net	$1,148.0	$1,071.6

The composition of the work in process balance was as follows:

(In millions)	December 31, 2015	June 30, 2016
Office facility build outs	$11.5	$12.0
Data center build outs	49.0	47.0
Capitalized software	22.1	33.1
Work in process	$82.6	$92.1

4. Goodwill

As described in Note 12, "Segment Information," beginning in the first quarter of 2016, we changed our presentation of segment information to reflect changes in the way our business is managed. This resulted in a change to our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach.

During the first quarter of 2016, we reduced goodwill by $0.7 million in connection with the sale of certain assets of a non-strategic product line as described in Note 11, "Gain on Sale." There were no additional changes to goodwill during 2016.

As of June 30, 2016, the goodwill balance by operating segment was as follows:

(In millions)	June 30, 2016
Americas	$58.1
International	22.3
Total goodwill	$80.4

5. Cost-Method Investments

We have several direct investments accounted for under the cost method. The aggregate carrying amount of these investments, which are recorded as "Other non-current assets" in the consolidated balance sheets, was $11.6 million and $22.8 million as of December 31, 2015 and June 30, 2016, respectively. We have determined that it is not practicable to estimate the fair value of these investments. If we identify events or changes in circumstances that may have a significant adverse effect on the fair value of these investments, we will then estimate their fair values and determine if any decline in the fair value of the investments below carrying value is other-than-temporary. No events or circumstances indicating a potential impairment were identified as of June 30, 2016.

6. Debt

Debt consisted of:

	December 31, 2015
(In millions)	Revolving Credit Facility	Senior Notes due 2024	Total
Principal balance	$—	$500.0	$500.0
Unamortized debt issuance costs	—	(7.6)	(7.6)
Total debt	—	492.4	492.4
Less: current portion of debt	—	—	—
Debt, excluding current portion	$—	$492.4	$492.4

	June 30, 2016
(In millions)	Revolving Credit Facility	Senior Notes due 2024	Total
Principal balance	$—	$500.0	$500.0
Unamortized debt issuance costs	—	(7.2)	(7.2)
Total debt	—	492.8	492.8
Less: current portion of debt	—	—	—
Debt, excluding current portion	$—	$492.8	$492.8

Revolving Credit Facility

We are party to a $200 million unsecured revolving credit facility (the "Revolving Credit Facility"). As of June 30, 2016, we had no outstanding borrowings under the Revolving Credit Facility and $0.4 million of undrawn letters of credit. As of the same date, we were in compliance with all of the covenants under this facility.

Senior Notes due 2024

As of June 30, 2016, the outstanding principal amount of the Senior Notes due 2024 (the "Senior Notes") was $500 million. The Senior Notes will mature on January 15, 2024 and bear interest at a rate of 6.5% per year, payable semi-annually on January 15 and July 15 of each year. The first interest payment was made on July 15, 2016. As of June 30, 2016, we were in compliance with all covenants under the Senior Notes indenture.

The fair value of the Senior Notes as of June 30, 2016 was $493.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Senior Notes is classified as Level 2 in the fair value hierarchy.

7. Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

We are a party to various claims that certain of our services and technologies infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, products, or services, and may also cause us to change our business practices and require development of non-infringing products or technologies, which could result in a loss of revenue for us or otherwise harm our business. We have disputed the allegations in these proceedings and intend to vigorously defend ourselves in all such matters.

We cannot predict the impact, if any, that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them.

8. Share-Based Compensation

Share-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2016	2015	2016
Cost of revenue	$4.1	$4.4	$8.1	$8.5
Research and development	5.7	2.4	8.9	4.6
Sales and marketing	2.8	2.8	5.5	5.4
General and administrative	7.8	8.8	17.9	17.7
Pre-tax share-based compensation	20.4	18.4	40.4	36.2
Less: Income tax benefit	(6.6)	(6.2)	(13.1)	(11.9)
Total share-based compensation expense, net of tax	$13.8	$12.2	$27.3	$24.3

As of June 30, 2016, there was $202.9 million of unrecognized compensation cost, which will be recognized using the straight-line method over a weighted average period of 2.8 years.

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

We expect a taxable profit in the U.S. and U.K. for the full year 2016 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to share-based compensation in 2016. As a result, we have recognized an excess tax benefit in the U.S. and U.K. during the six months ended June 30, 2016.

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

10. Share Repurchase Program

Our board of directors has authorized a share repurchase program under which shares may be repurchased from time to time through both open market and privately negotiated transactions. During the six months ended June 30, 2016, we repurchased $133.2 million, or 6.0 million shares, of our common stock on the open market under this program; these shares were subsequently retired. As of June 30, 2016, $500 million of the amount authorized by the board under the current program remained available for additional purchases.

11. Gain on Sale

On January 5, 2016, we completed the sale of certain assets of a non-strategic product line, consisting primarily of intellectual property with an immaterial remaining net book value, for total consideration of $27.0 million. We recorded a pre-tax gain of $24.5 million on the sale of these assets, reported within “Gain on sale” in the consolidated statement of comprehensive income for the six months ended June 30, 2016.

12. Segment Information

Rackspace operates solely as a provider of managed cloud services in the business information technology market. Beginning in the first quarter of 2016, we have revised our reportable segments to present Americas and International. These reportable segments are the result of changes in our organization effective January 1, 2016 and represent the way we report both Net revenue and Income before income taxes, which are the primary financial metrics our chief operating decision maker ("CODM") uses to manage our business, including the allocation of resources and performance assessment. In addition, these metrics are inputs for measuring achievement in our non-equity incentive compensation plan and certain performance-vesting equity awards.

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

Direct costs, including employee-related costs of our customer support teams and data center employees, costs to lease and operate our data centers, and selling and marketing expenses are recorded by each segment. Certain expenses related to functions centrally managed by the Americas segment, such as research and development expenses, amortization of internally developed software, and many of our general and administrative expenses, are recorded by the Americas segment and are not allocated. In addition, the gain on the sale of certain assets of a non-strategic product line, as described in Note 11, "Gain on Sale," has been reflected in the Americas segment in the six months ended June 30, 2016. Segment information for total assets and capital expenditures is not presented as this information is not used by our CODM in measuring segment performance or allocating resources between segments.

Information related to our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2016	2015	2016
Net revenue:
Americas	$357.1	$386.1	$706.3	$769.7
International	132.3	137.5	263.3	272.0
Total net revenue	$489.4	$523.6	$969.6	$1,041.7

Income before income taxes:
Americas	$9.7	$22.6	$14.8	$63.5
International	32.0	31.8	67.4	62.7
Total income before income taxes	$41.7	$54.4	$82.2	$126.2

Depreciation and amortization:
Americas	$75.5	$80.3	$152.4	$159.5
International	22.2	24.3	42.2	49.1
Total depreciation and amortization	$97.7	$104.6	$194.6	$208.6

13. Subsequent Event

On July 5, 2016, we entered into a definitive agreement to sell the assets, consisting primarily of intellectual property with an immaterial remaining net book value, of a non-strategic product line. We expect to enter into a transition services agreement with the buyer in connection with this sale. The sale is expected to close during the third quarter of 2016, subject to certain closing conditions. If this sale closes, we expect to recognize a pre-tax gain on the disposal of these assets in our consolidated statement of comprehensive income in the third quarter of 2016.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015.

The MD&A is organized as follows:

•	Overview - Discussion of the nature of our business and overall analysis of financial highlights and key metrics in order to provide context for the remainder of the MD&A.

•	Results of Operations - An analysis of our financial results comparing the three and six months ended June 30, 2016 and June 30, 2015.

•	Liquidity and Capital Resources - Discussion of our financial condition, sources of liquidity, changes in cash flows and capital expenditure requirements.

•	Supplemental Information - Description and reconciliation of Non-GAAP Financial Measures used throughout this MD&A and financial information and key metrics for the most recent five quarters.

This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Special Note Regarding Forward-Looking Statements” contained elsewhere in this document.

Overview

Description of our Business

Rackspace is the world leader in the managed cloud segment of the business information technology ("IT") market. As a global company, we sell our services in more than 120 countries and serve our customers from data centers on four continents. We help customers tap the power of cloud computing by delivering world-class service on the world's leading technology platforms. We are experts in IT, so our customers do not have to be.

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

Highlights from the second quarter of 2016 include:

•	Net revenue of $524 million on revenue growth of 7.0% from the second quarter of 2015;

•	We purchased and retired $66 million of our common stock through our authorized share repurchase program;

•
We announced a strategic relationship with Cloud Technology Partners to deliver professional and managed services for enterprises leveraging the leading computing platforms, including AWS and Microsoft Azure;

•
We launched our OpenStack Everywhere offering that enables customers to run a fully managed OpenStack private cloud in their data center of choice, whether it's in their own, a third-party data center, a Rackspace-supported third-party colocation facility or a Rackspace data center.

Revision to Prior Period Financial Statements

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2015 and in Item 1 of Part I, "Financial Statements - Note 1, Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," we have retrospectively revised our financial statements for all periods presented to reflect the correction of an immaterial error for under-reported license expense and the related income tax effect.

During the second quarter of 2016, we reached an agreement with the license vendor to settle our liability for the under-reported license expense with a cash payment of $10.5 million. Under the terms of the agreement, the vendor legally released us from any additional claims or obligations with respect to certain software license usage for the prior impacted periods. Upon payment in June 2016, we recorded a $4.7 million benefit to license expense within "Cost of revenue" in the consolidated statement of comprehensive income, reflecting the difference between the cash payment of $10.5 million and the total contractual liability of $15.2 million we had accrued as of March 31, 2016.

Financial Highlights and Key Metrics

We carefully track several financial and operational metrics to monitor and manage our growth, financial performance, and capacity. Our key metrics are structured around growth, profitability, capital efficiency and infrastructure capacity and utilization.

The following discussion includes the presentation of constant currency revenue growth, Adjusted EBITDA, and Return on Capital, which are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Other companies may calculate non-GAAP measures differently, limiting their usefulness as a comparative measure. We believe constant currency revenue growth, Adjusted EBITDA, and Return on Capital provide helpful information with respect to evaluating our performance. We have reconciled each of these non-GAAP measures to the applicable most directly comparable GAAP measure in the “Supplemental Information” section of this MD&A.

Growth

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	June 30, 2015	March 31, 2016	June 30, 2016

Net revenue	$489.4	$518.1	$523.6
Revenue growth (year over year)	11.0%	7.9%	7.0%
Constant currency revenue growth (year over year)	13.7%	9.2%	8.2%

Number of servers deployed at period end	116,329	116,507	114,231
Average monthly revenue per server	$1,416	$1,472	$1,513

Number of employees (Rackers) at period end	6,115	6,203	6,199

Total net revenue for the three months ended June 30, 2016 increased $6 million, or 1.1%, from the three months ended March 31, 2016. Net revenue growth was positively impacted by a weaker U.S. dollar relative to other foreign currencies on a sequential quarter basis. Net revenue for the three months ended June 30, 2016 would have been approximately $1 million lower had foreign exchange rates remained constant from the three months ended March 31, 2016, resulting in a constant currency revenue growth rate of 0.8%.

On a year-over-year basis, net revenue grew $34 million, or 7.0%, due, in part, to the favorable impact of a large, multi-year agreement that began to materialize in the third quarter of 2015. Net revenue for the three months ended June 30, 2016 includes the negative impact of approximately $6 million due to changes in foreign exchange rates, resulting in a constant currency growth rate of 8.2%. In addition, the sale of certain assets of a non-strategic product line in January 2016 had a negative impact on revenue of $3 million when compared to the three months ended June 30, 2015.

We had a total of 114,231 servers deployed as of June 30, 2016, a decrease of 2,098 servers from June 30, 2015 and a decrease of 2,276 servers from March 31, 2016. During the second quarter of 2016, we decommissioned approximately 3,400 servers in order to replace older and less efficient gear. The decommissioned equipment was fully depreciated and retired as of June 30, 2016.

Profitability

	Three Months Ended
(Dollar amounts in millions, except per share amounts)	June 30, 2015	March 31, 2016	June 30, 2016

Income from operations	$42.2	$81.2	$64.3
Operating income margin	8.6%	15.7%	12.3%

Net income	$28.3	$48.8	$35.8
Net income margin	5.8%	9.4%	6.8%
Diluted net income per share	$0.20	$0.37	$0.28

Adjusted EBITDA	$160.3	$178.5	$187.3
Adjusted EBITDA margin	32.8%	34.5%	35.8%

On a sequential quarter basis, operating income margin and net income margin decreased 340 basis points and 260 basis points, respectively, primarily due to a gain in the first quarter on the sale of certain assets of a non-strategic product line, which contributed 470 basis points and 320 basis points to first quarter operating income margin and net income margin, respectively. The negative impact of this first quarter gain was partially offset by an $11 million decrease in sequential license expense, primarily resulting from a $4.7 million benefit related to a previously recorded contractual obligation that was settled in the second quarter of 2016 and a $3.8 million benefit from the release of certain other license accruals during the second quarter. Adjusted EBITDA margin increased 130 basis points to 35.8% for the three months ended June 30, 2016 compared to 34.5% for the three months ended March 31, 2016, primarily due to the positive impact of lower license expense in the second quarter.

On a year-over-year basis our margins improved, as operating income margin increased 370 basis points to 12.3%, net income margin increased 100 basis points to 6.8%, and Adjusted EBITDA margin increased 300 basis points to 35.8%. Our margins were positively impacted by lower license expense for the three months ended June 30, 2016, as described above, as compared to the prior year period and lower spending on marketing activities. The positive impact to our net income margin from these decreases in expense was partially offset by an $8 million increase in interest expense related to our Senior Notes issued in November 2015.

Capital Efficiency, Infrastructure Capacity and Utilization

	Three Months Ended
(Dollar amounts in millions)	June 30, 2015	March 31, 2016	June 30, 2016

Capital expenditures
Customer gear	$117.3	$46.2	$47.4
Data center build outs	15.8	13.1	9.7
Office build outs	3.3	0.3	1.1
Capitalized software and other projects	15.2	19.2	23.9
Total capital expenditures	$151.6	$78.8	$82.1

Capital efficiency and returns
Average total assets	$1,756.0	$2,019.8	$2,011.1
Return on assets (annualized)	6.4%	9.7%	7.1%

Average capital base	$961.2	$1,026.6	$991.0
Return on capital (annualized)	11.8%	14.4%	16.4%
Capital turnover (annualized)	2.04	2.02	2.11

Infrastructure capacity and utilization
Megawatts under contract at period end (1)	63.6	62.2	62.2
Megawatts available for customer use at period end (2)	54.1	56.0	56.4
Megawatts utilized at period end	31.6	32.1	32.0
Annualized net revenue per average Megawatt of power utilized	$62.5	$64.5	$65.3

(1)	Megawatts under contract at period end represents data center capacity for which we have a contract enabling us to take control of the space.

(2)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

Capital expenditures in the three months ended June 30, 2016 increased to $82.1 million from $78.8 million in the three months ended March 31, 2016. We expect capital expenditures to increase in the remaining quarters of 2016. Higher capital expenditures in the three months ended June 30, 2015 were mainly due to increased purchases of customer gear to support the opening of a new London data center in addition to a large customer gear software purchase at the end of the second quarter of 2015.

On a sequential quarter basis, Return on Assets ("ROA") decreased from 9.7% for the three months ended March 31, 2016 to 7.1% for the three months ended June 30, 2016 due to lower net income, as previously described. Return on Capital ("ROC") increased from 14.4% for the three months ended March 31, 2016 to 16.4% for the three months ended June 30, 2016, primarily due to an increase in sequential quarter income from operations, as adjusted for the first quarter gain on sale. The positive impact of a 3% decrease in the average capital base was offset by a slightly higher effective tax rate. The decrease in our average capital base also resulted in an increase in capital turnover, from 2.02 for the three months ended March 31, 2016 to 2.11 for the three months ended June 30, 2016.

On a year-over-year basis, ROA increased from 6.4% to 7.1%. This was driven by an increase in net income between periods, partially offset a 15% increase in our average total assets. ROC increased from 11.8% to 16.4% primarily due to an increase in income from operations between periods, partially offset by a 3% increase in our average capital base and an increase in our effective tax rate. Capital turnover increased to 2.11 for the three months ended June 30, 2016 from 2.04 for the same period of 2015.

Subsequent Event

On July 5, 2016, we entered into a definitive agreement to sell the assets, consisting primarily of intellectual property with an immaterial remaining net book value, of a non-strategic product line. We expect to enter into a transition services agreement with the buyer in connection with this sale. The sale is expected to close during the third quarter of 2016, subject to certain closing conditions. If this sale closes, we expect to recognize a pre-tax gain on the disposal of these assets in our consolidated statement of comprehensive income in the third quarter of 2016.

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Three Months Ended
(In millions)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Net revenue	$489.4	$508.9	$522.8	$518.1	$523.6
Costs and expenses:
Cost of revenue	165.4	172.7	180.7	180.4	171.5
Research and development	33.2	29.9	29.8	27.6	26.9
Sales and marketing	64.4	61.8	58.3	63.7	63.8
General and administrative	86.5	88.2	90.1	85.7	92.5
Depreciation and amortization	97.7	101.3	104.0	104.0	104.6
Total costs and expenses	447.2	453.9	462.9	461.4	459.3
Gain on sale	—	—	—	24.5	—
Income from operations	42.2	55.0	59.9	81.2	64.3
Other income (expense):
Interest expense	(1.9)	(2.8)	(6.2)	(10.5)	(10.3)
Interest and other income (expense)	1.4	(1.1)	0.5	1.1	0.4
Total other income (expense)	(0.5)	(3.9)	(5.7)	(9.4)	(9.9)
Income before income taxes	41.7	51.1	54.2	71.8	54.4
Income taxes	13.4	15.6	23.1	23.0	18.6
Net income	$28.3	$35.5	$31.1	$48.8	$35.8

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	33.8%	34.0%	34.6%	34.8%	32.8%
Research and development	6.8%	5.9%	5.7%	5.3%	5.1%
Sales and marketing	13.2%	12.1%	11.2%	12.3%	12.2%
General and administrative	17.7%	17.3%	17.2%	16.6%	17.7%
Depreciation and amortization	20.0%	19.9%	19.9%	20.1%	20.0%
Total costs and expenses	91.4%	89.2%	88.5%	89.1%	87.7%
Gain on sale	—%	—%	—%	4.7%	—%
Income from operations	8.6%	10.8%	11.5%	15.7%	12.3%
Other income (expense):
Interest expense	(0.4)%	(0.5)%	(1.2)%	(2.0)%	(2.0)%
Interest and other income (expense)	0.3%	(0.2)%	0.1%	0.2%	0.1%
Total other income (expense)	(0.1)%	(0.8)%	(1.1)%	(1.8)%	(1.9)%
Income before income taxes	8.5%	10.0%	10.4%	13.9%	10.4%
Income taxes	2.7%	3.1%	4.4%	4.4%	3.5%
Net income	5.8%	7.0%	6.0%	9.4%	6.8%
Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Revenue

Net revenue increased $34 million, or 7%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers. In particular, net revenue for the three months ended June 30, 2016 was favorably impacted by a large, multi-year agreement that began to materialize in the third quarter of 2015.

Net revenue was negatively impacted by a stronger U.S. dollar relative to the functional currencies of our foreign operations, as net revenue for the three months ended June 30, 2016 would have been $6 million higher had foreign exchange rates remained constant from the prior year. In addition, the sale of a non-strategic product line in January 2016 had a negative impact on revenue of $3 million when compared to the three months ended June 30, 2015.

Net revenue for the Americas segment increased $29 million, or 8%, to $386 million for the three months ended June 30, 2016 compared to $357 million for the three months ended June 30, 2015. Net revenue for the International segment increased $5 million, or 4%, to $138 million for the three months ended June 30, 2016 compared to $132 million for the three months ended June 30, 2015.

Cost of Revenue

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to lease and operate our data centers. Many of our data center costs vary with the volume of services sold, including power, bandwidth, software licenses and costs related to maintenance and the replacement of IT equipment components.

Cost of revenue increased $6 million, or 4%, driven by higher employee-related expenses partially offset by lower license expense. Employee-related expenses increased $12 million driven by an 8% increase in average headcount to support business growth and higher average salaries. License costs decreased $8 million, primarily due to a $4.7 million benefit related to a previously recorded contractual obligation that was settled in the second quarter of 2016 and a $3.8 million benefit from the release of certain other license accruals.

As a percentage of net revenue, cost of revenue decreased 100 basis points, from 33.8% in the three months ended June 30, 2015 to 32.8% in the three months ended June 30, 2016. This decrease was primarily driven by a 200 basis point decrease in license costs, of which 160 basis points relates to the benefits described above, partially offset by a 130 basis point increase in employee-related expenses.

Research and Development Expenses

Research and development expenses are mainly costs for employees and consultants who are focused on the deployment of new technologies to address emerging trends and the development and enhancement of proprietary tools.

Research and development expenses decreased $6 million, or 19%, primarily due to a decrease in employee-related expenses driven by a 13% decrease in average headcount and lower share-based compensation expense due to a $3 million expense in the prior year period related to the acceleration of vesting of certain awards. As a percentage of net revenue, research and development expenses decreased 170 basis points, from 6.8% in the three months ended June 30, 2015 to 5.1% in the three months ended June 30, 2016.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee-related costs of our sales and marketing employees, including sales commissions, compensation paid to certain channel partners, and costs for advertising and promoting our services and to generate customer demand.

Sales and marketing expenses decreased $1 million, or 1%. Employee-related expenses increased $5 million, largely driven by higher average salaries and an increase in commissions; however, this was more than offset by a decrease in spending on marketing activities and professional fees. As a percentage of net revenue, sales and marketing expenses decreased 100 basis points, from 13.2% in the three months ended June 30, 2015 to 12.2% in the three months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses include employee-related and facility costs for functions such as finance and accounting, human resources, information technology, and legal, as well as professional fees, general corporate costs and overhead.

General and administrative expenses increased $6 million, or 7%. Employee-related expenses increased $3 million driven by a 3% increase in average headcount, an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015, and higher share-based compensation expense. Additionally, internal software support and maintenance expenses increased $4 million, largely due to increased usage and the addition of new software tools. As a percentage of net revenue, general and administrative expenses remained consistent at 17.7%.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of our data center equipment, leasehold improvements and infrastructure, and amortization of our customer-based intangible assets related to acquisitions, internally-developed technology, and software licenses purchased from third-party vendors.

Depreciation and amortization expense increased $7 million, or 7%. This increase was primarily due to purchases of property and equipment to support the growth of our business. In addition, we recorded an impairment expense of $3 million during the three months ended June 30, 2016 for customer gear assets that are not expected to be used to support customers. As a percentage of net revenue, depreciation and amortization expense remained consistent at 20.0%.

Other Income (Expense)

Other expense increased $9 million, from $1 million for the three months ended June 30, 2015 to $10 million for the three months ended June 30, 2016, primarily due to interest expense of $8 million on our Senior Notes issued in November 2015.

Income before Income Taxes

Income before income taxes increased $13 million, or 30%. This increase was attributable to the Americas segment, as income before income taxes for this segment increased to $23 million for the three months ended June 30, 2016 compared to $10 million for the same period of 2015. Income before income taxes for the International segment remained consistent at $32 million.

Income Taxes

Our effective tax rate increased from 32.2% for the three months ended June 30, 2015 to 34.0% for the three months ended June 30, 2016. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our U.S. earnings are generally taxed at higher rates than our foreign earnings.

Net Income

Net income increased $8 million, or 27%. Net income per diluted share was $0.28 in the three months ended June 30, 2016, an increase of $0.08 from the same period of 2015. Net income per diluted share for the three months ended June 30, 2016 includes the positive impact of a 12% decrease in our weighted-average diluted shares outstanding, primarily due to the purchase and retirement of shares under our share repurchase program.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Six Months Ended
(In millions)	June 30, 2015	June 30, 2016
Net revenue	$969.6	$1,041.7
Costs and expenses:
Cost of revenue	328.2	351.9
Research and development	65.2	54.5
Sales and marketing	123.4	127.5
General and administrative	173.1	178.2
Depreciation and amortization	194.6	208.6
Total costs and expenses	884.5	920.7
Gain on sale	—	24.5
Income from operations	85.1	145.5
Other income (expense):
Interest expense	(2.3)	(20.8)
Interest and other income (expense)	(0.6)	1.5
Total other income (expense)	(2.9)	(19.3)
Income before income taxes	82.2	126.2
Income taxes	26.4	41.6
Net income	$55.8	$84.6

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Six Months Ended
(Percent of net revenue)	June 30, 2015	June 30, 2016
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	33.8%	33.8%
Research and development	6.7%	5.2%
Sales and marketing	12.7%	12.2%
General and administrative	17.9%	17.1%
Depreciation and amortization	20.1%	20.0%
Total costs and expenses	91.2%	88.4%
Gain on sale	—%	2.4%
Income from operations	8.8%	14.0%
Other income (expense):
Interest expense	(0.2)%	(2.0)%
Interest and other income (expense)	(0.1)%	0.1%
Total other income (expense)	(0.3)%	(1.9)%
Income before income taxes	8.5%	12.1%
Income taxes	2.7%	4.0%
Net income	5.8%	8.1%
Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Net revenue increased $72 million, or 7%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers. In particular, net revenue for the six months ended June 30, 2016 was favorably impacted by a large, multi-year agreement that began to materialize in the third quarter of 2015.

Net revenue was negatively impacted by a stronger U.S. dollar relative to the functional currencies of our foreign operations, as net revenue for the six months ended June 30, 2016 would have been $13 million higher had foreign exchange rates remained constant from the prior year. In addition, the sale of a non-strategic product line in January 2016 had a negative impact on revenue of $6 million when compared to the six months ended June 30, 2015.

Net revenue for the Americas segment increased $63 million, or 9%, to $770 million for the six months ended June 30, 2016 compared to $706 million for the six months ended June 30, 2015. Net revenue for the International segment increased $9 million, or 3%, to $272 million for the six months ended June 30, 2016 compared to $263 million for the six months ended June 30, 2015.

Cost of Revenue

Cost of revenue increased $24 million, or 7%. This was primarily due to a $23 million increase in employee-related expenses driven by an 8% increase in average headcount to support business growth, higher average salaries, and an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015. These increases were partially offset by a decrease in non-equity incentive bonus expense due to a lower bonus payout percentage. License costs decreased $5 million, primarily due to a $4.7 million benefit related to a previously recorded contractual obligation that was settled in the second quarter of 2016 and a $3.8 million benefit from the release of certain other license accruals, partially offset by higher volume to support our growth. Data center costs increased $1 million as higher maintenance expense was mostly offset by a decrease in rent and electricity due in part to the consolidation of our London data centers into our new, more efficient facility, which opened in 2015. As a percentage of net revenue, cost of revenue remained consistent at 33.8%.

Research and Development Expenses

Research and development expenses decreased $11 million, or 16%, due to a decrease in employee-related expenses driven by a 13% decrease in average headcount, lower share-based compensation expense, and lower non-equity incentive bonus expense due to a lower bonus payout percentage, partially offset by an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015. As a percentage of net revenue, research and development expenses decreased 150 basis points, from 6.7% in the six months ended June 30, 2015 to 5.2% in the six months ended June 30, 2016.

Sales and Marketing Expenses

Sales and marketing expenses increased $4 million, or 3%. Employee-related expenses increased $9 million, driven by higher average salaries, an increase in commissions, and an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015. This was partially offset by a decrease in spending on marketing activities. As a percentage of net revenue, sales and marketing expenses decreased 50 basis points, from 12.7% in the six months ended June 30, 2015 to 12.2% in the six months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses increased $5 million, or 3%. Employee-related expenses increased $3 million driven by a 5% increase in average headcount and an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015, partially offset by a decrease in non-equity incentive bonus expense due to a lower bonus payout percentage. Additionally, internal software support and maintenance expenses increased $4 million, largely due to increased usage and the addition of new software tools. These increases were partially offset by a $1 million decrease in professional fees related to consulting services. As a percentage of net revenue, general and administrative expenses decreased 80 basis points, from 17.9% in the six months ended June 30, 2015 to 17.1% in the six months ended June 30, 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $14 million, or 7%. The increase was due to purchases of property and equipment to support the growth of our business. In addition, we recorded an impairment expense of $3 million during the six months ended June 30, 2016 for customer gear assets that are not expected to be used to support customers. As a percentage of net revenue, depreciation and amortization expense decreased 10 basis points, from 20.1% in the six months ended June 30, 2015 to 20.0% in the six months ended June 30, 2016.

Gain on Sale

On January 5, 2016, we completed the sale of assets, consisting primarily of intellectual property with an immaterial remaining net book value, of a non-strategic product line. This resulted in a pre-tax gain of $24.5 million. See "Notes to the Unaudited Consolidated Financial Statements - Note 11, Gain on Sale" for more information on this transaction.

Other Income (Expense)

Other expense increased $16 million, from $3 million for the six months ended June 30, 2015 to $19 million for the six months ended June 30, 2016, primarily due to interest expense on our Senior Notes issued in November 2015.

Income before Income Taxes

Income before income taxes increased $44 million, or 54%. Income before income taxes for the Americas segment increased $49 million, to $64 million for the six months ended June 30, 2016 compared to $15 million for the same period of 2015, partly driven by the $24.5 million gain on sale as described above. Income before income taxes for the International segment decreased $5 million, to $63 million for the six months ended June 30, 2016 compared to $67 million for the six months ended June 30, 2015.

Income Taxes

Our effective tax rate increased from 32.2% for the six months ended June 30, 2015 to 32.9% for the six months ended June 30, 2016. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our U.S. earnings are generally taxed at higher rates than our foreign earnings.

Net Income

Net income increased $29 million, or 52%, driven by higher net revenue and the gain from our sale of a non-strategic product line, partially offset by higher expenses to support our growth. Net income per diluted share was $0.66 in the six months ended June 30, 2016, an increase of $0.27 from the same period of 2015. Net income per diluted share for the six months ended June 30, 2016 includes the positive impact of an 11% decrease in our weighted-average diluted shares outstanding, primarily due to the purchase and retirement of shares under our share repurchase program.

Liquidity and Capital Resources

We primarily finance our operations and capital expenditures with internally-generated cash from operations and, if necessary, borrowings under our revolving credit facility. We believe that our existing cash on hand together with current sources of funds will be sufficient to meet our operating and capital needs in the foreseeable future.

Our long-term future capital requirements will depend on many factors, most importantly our revenue growth and our investments in new technologies and services. Our future ability to generate cash from operations will depend on our financial performance, general economic conditions, technology trends and developments, and other factors. We could seek additional funding in the form of debt or equity. We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase plans, and our overall cost of capital. As of June 30, 2016, our target debt level under our capital structure policy is 0.75X Adjusted EBITDA for the most recent four quarters.

At June 30, 2016, we held $544 million in cash and cash equivalents, of which $189 million is held by foreign entities. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2016 to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon. We have not repatriated earnings to the U.S., and we do not anticipate the need to do so in the future as we believe sources of funds available in the U.S. are sufficient to meet our domestic liquidity needs arising in the ordinary course of business.

We have a revolving credit facility with a total commitment of $200 million and the option to increase this amount by up to an additional $200 million, subject to certain terms and conditions. As of June 30, 2016, we had no outstanding borrowings under the revolving credit facility and $0.4 million of undrawn letters of credit, and we were in compliance with all of the covenants under the facility.

We also have $500 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on January 15, 2024 and bear interest at a rate of 6.5% per year. The first semi-annual interest payment was made on July 15, 2016. As of June 30, 2016, we were in compliance with all covenants under the Senior Notes indenture.

Our board of directors has authorized a share repurchase program under which shares may be repurchased from time to time through both open market and privately negotiated transactions. During the six months ended June 30, 2016, we repurchased $133 million, or 6.0 million shares, of our common stock on the open market under this program; these shares were subsequently retired. As of June 30, 2016, approximately $500 million of the amount authorized by the board under the current program remained available for additional purchases.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Six Months Ended June 30,
(In millions)	2015	2016
Cash provided by operating activities	$268.2	$321.1
Cash used in investing activities	$(195.8)	$(146.5)
Cash provided by (used in) financing activities	$32.1	$(106.6)

Cash Provided by Operating Activities

Net cash provided by operating activities is primarily generated from cash received from customers offset by cash payments made for employee and consultant compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), data center costs, license costs, marketing programs, taxes, and other general corporate expenditures.

Net cash provided by operating activities increased $53 million, or 20%, from the first six months of 2015 compared to the first six months of 2016. This was driven by a $63 million increase in net income adjusted for non-cash and non-operating items such as depreciation and amortization expense, deferred income taxes, share-based compensation expense, excess tax benefits from share-based compensation arrangements, and the gain on sale of certain assets of a non-strategic product line. This increase was partially offset by an $11 million decrease in cash provided by net changes in operating assets and liabilities. The change in other non-current assets and liabilities resulted in a $13 million decrease in operating cash flow, primarily related to the settlement of our previously recorded contractual obligations for license costs. The change in deferred revenue resulted in a $7 million decrease in operating cash flow as we received a larger amount of advance payments during the first six months of 2015 than we did during the first six months of 2016. Partially offsetting these decreases to operating cash flow were increases of $6 million and $5 million resulting from the changes in prepaid expenses and other current assets and accounts receivable, respectively.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our growing customer base. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $49 million, or 25%, from the first six months of 2015 compared to the first six months of 2016, largely driven by $27 million of proceeds received in 2016 from the sale of certain assets of a non-strategic product line. Additionally, there was a $38 million decrease in cash purchases of property and equipment due to higher capital expenditures in the first six months of 2015 for customer gear, largely attributable to the opening of our new London data center. The impact of these items was partially offset by a change of $15 million between periods in net cash outflows for other investing activities, primarily related to a cost-method investment made in the first six months of 2016.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term credit arrangements (i.e. capital and finance lease obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $107 million during the first six months of 2016 compared to net cash provided by financing activities of $32 million during the first six months of 2015, representing a change of $139 million. The largest driver of this change was a cash outflow of $133 million during the first six months of 2016 for the repurchase of common stock under our share repurchase program. Additionally, proceeds from employee stock plans were $26 million lower during the first six months of 2016 compared to the first six months of 2015. The impact of these drivers was partially offset by the repayment of $25 million on our previous credit facility during the first six months of 2015.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our Annual Report on Form 10-K/A filed with the SEC on June 13, 2016 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements Not Yet Adopted

For a description of accounting pronouncements recently issued but not yet adopted, see Item 1 of Part I, "Financial Statements - Note 1, Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Supplemental Information

Non-GAAP Financial Measures

Throughout this MD&A, we have utilized certain non-GAAP financial measures to supplement our analysis of financial performance. For each of these non-GAAP financial measures, we have described the reasons for their use and have provided reconciliations to the most directly comparable GAAP measure below.

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

	Three Months Ended
(In millions)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Net income	$28.3	$35.5	$31.1	$48.8	$35.8

Income from operations	$42.2	$55.0	$59.9	$81.2	$64.3
Adjustment for gain on sale	—	—	—	(24.5)	—
Adjustment for build-to-suit lease impact (1)	(0.4)	(1.1)	(2.3)	(2.2)	(2.6)
Income from operations, adjusted	$41.8	$53.9	$57.6	$54.5	$61.7
Effective tax rate	32.2%	30.4%	42.6%	32.1%	34.0%
Net operating profit after tax (NOPAT)	$28.4	$37.5	$33.1	$37.0	$40.7

Total assets at period end	$1,826.6	$1,749.2	$2,014.2	$2,025.4	$1,996.8
Add: Unamortized debt issuance costs (2)	—	—	7.6	7.4	7.2
Less: Excess cash (3)	(258.4)	(128.0)	(422.0)	(472.0)	(481.5)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(256.4)	(236.9)	(205.6)	(213.0)	(219.1)
Less: Deferred revenue (current and non-current)	(29.7)	(31.8)	(31.2)	(29.0)	(30.2)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for build-to-suit leases	(299.7)	(294.9)	(315.0)	(313.6)	(296.4)
Capital base	$982.4	$1,057.6	$1,048.0	$1,005.2	$976.8

Average total assets	$1,756.0	$1,787.9	$1,881.7	$2,019.8	$2,011.1
Average capital base	$961.2	$1,020.0	$1,052.8	$1,026.6	$991.0

Return on assets (annualized)	6.4%	8.0%	6.6%	9.7%	7.1%
Return on capital (annualized)	11.8%	14.7%	12.6%	14.4%	16.4%

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

We define Adjusted EBITDA as net income, plus income taxes, total other (income) expense, depreciation and amortization, and non-cash charges for share-based compensation, less gain on sale. The following table presents a reconciliation of Adjusted EBITDA to net income.

	Three Months Ended
(In millions)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Net revenue	$489.4	$508.9	$522.8	$518.1	$523.6

Net income	$28.3	$35.5	$31.1	$48.8	$35.8
Plus: Income taxes	13.4	15.6	23.1	23.0	18.6
Plus: Total other (income) expense	0.5	3.9	5.7	9.4	9.9
Plus: Depreciation and amortization	97.7	101.3	104.0	104.0	104.6
Plus: Share-based compensation expense	20.4	19.6	18.1	17.8	18.4
Less: Gain on sale	—	—	—	(24.5)	—
Adjusted EBITDA	$160.3	$175.9	$182.0	$178.5	$187.3

Net income margin	5.8%	7.0%	6.0%	9.4%	6.8%
Adjusted EBITDA margin	32.8%	34.6%	34.8%	34.5%	35.8%

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

	Three Months Ended
(In millions)	Net Revenue	Foreign Currency Translation	Net Revenue in Constant Currency
June 30, 2016	$523.6	$(1.1)	$522.5
March 31, 2016	518.1	—	518.1
Dollar change	$5.5		$4.4
Percent change	1.1%		0.8%

June 30, 2016	$523.6	$6.1	$529.7
June 30, 2015	489.4	—	489.4
Dollar change	$34.2		$40.3
Percent change	7.0%		8.2%

March 31, 2016	$518.1	$6.4	$524.5
March 31, 2015	480.2	—	480.2
Dollar change	$37.9		$44.3
Percent change	7.9%		9.2%

June 30, 2015	$489.4	$12.1	$501.5
June 30, 2014	441.2	—	441.2
Dollar change	$48.2		$60.3
Percent change	11.0%		13.7%

Free Cash Flow

We use Free Cash Flow as a supplemental measure to analyze cash flows generated from our operations because we believe it is useful to investors in evaluating our ability to fund capital expenditures, which continue to be a significant investment required by our business.

We define Free Cash Flow as net cash provided by operating activities less cash purchases of property and equipment, plus excess tax benefits from share-based compensation arrangements. Excess tax benefits represent tax deductions for share-based compensation expense in excess of book compensation expense and reduce our income taxes payable. We have included the impact of excess tax benefits in Free Cash Flow to be consistent with the treatment of other tax benefits.

Free Cash Flow has limitations, including the fact that it does not represent the residual cash flow exclusively available for discretionary expenditures because we are obligated to make payments for debt service and other contractual obligations which have not been deducted from this measure. Therefore, Free Cash Flow should be evaluated in addition to, and not as a substitute for, other financial measures prepared in accordance with GAAP. The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure, net cash provided by operating activities.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
Net cash provided by operating activities	$122.9	$164.9	$268.2	$321.1
Less: Cash purchases of property and equipment	(104.7)	(76.7)	(197.2)	(159.6)
Plus: Excess tax benefits from share-based compensation arrangements	18.6	10.2	38.8	26.0
Free cash flow	$36.8	$98.4	$109.8	$187.5

Quarterly Key Metrics

The following table sets forth our quarterly key metrics for each of our most recent five quarters as of the period ended June 30, 2016. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015 and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016

Growth
Net revenue	$489.4	$508.9	$522.8	$518.1	$523.6
Revenue growth (year over year)	11.0%	10.7%	10.7%	7.9%	7.0%

Number of employees (Rackers) at period end	6,115	6,177	6,189	6,203	6,199
Number of servers deployed at period end (1)	116,329	118,654	118,177	116,507	114,231
Average monthly revenue per server	$1,416	$1,444	$1,472	$1,472	$1,513

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016

Profitability
Net income	$28.3	$35.5	$31.1	$48.8	$35.8
Net income margin	5.8%	7.0%	6.0%	9.4%	6.8%

Income from operations	$42.2	$55.0	$59.9	$81.2	$64.3
Depreciation and amortization	$97.7	$101.3	$104.0	$104.0	$104.6
Share-based compensation expense:
Cost of revenue	$4.1	$4.2	$4.5	$4.1	$4.4
Research and development	$5.7	$2.4	$2.4	$2.2	$2.4
Sales and marketing	$2.8	$2.7	$1.5	$2.6	$2.8
General and administrative	$7.8	$10.3	$9.7	$8.9	$8.8
Total share-based compensation expense	$20.4	$19.6	$18.1	$17.8	$18.4
Gain on sale	$—	$—	$—	$(24.5)	$—
Adjusted EBITDA (2)	$160.3	$175.9	$182.0	$178.5	$187.3
Adjusted EBITDA margin	32.8%	34.6%	34.8%	34.5%	35.8%

Operating income margin	8.6%	10.8%	11.5%	15.7%	12.3%

Income from operations	$42.2	$55.0	$59.9	$81.2	$64.3
Adjustment for gain on sale	$—	$—	$—	$(24.5)	$—
Adjustment for build-to-suit lease impact (3)	$(0.4)	$(1.1)	$(2.3)	$(2.2)	$(2.6)
Income from operations, adjusted	$41.8	$53.9	$57.6	$54.5	$61.7
Effective tax rate	32.2%	30.4%	42.6%	32.1%	34.0%
Net operating profit after tax (NOPAT) (2)	$28.4	$37.5	$33.1	$37.0	$40.7
NOPAT margin	5.8%	7.4%	6.3%	7.1%	7.8%

Capital efficiency and returns
Average total assets	$1,756.0	$1,787.9	$1,881.7	$2,019.8	$2,011.1
Return on assets (annualized)	6.4%	8.0%	6.6%	9.7%	7.1%

Interest bearing debt (4)	$6.9	$143.6	$501.9	$501.3	$500.8
Stockholders' equity	$1,233.9	$1,042.0	$968.1	$975.9	$957.5
Less: Excess cash	$(258.4)	$(128.0)	$(422.0)	$(472.0)	$(481.5)
Capital base	$982.4	$1,057.6	$1,048.0	$1,005.2	$976.8
Average capital base	$961.2	$1,020.0	$1,052.8	$1,026.6	$991.0
Capital turnover (annualized)	2.04	2.00	1.99	2.02	2.11
Return on capital (annualized) (2)	11.8%	14.7%	12.6%	14.4%	16.4%

Capital expenditures
Cash purchases of property and equipment	$104.7	$134.7	$143.0	$82.9	$76.7
Non-cash purchases of property and equipment (5)	$46.9	$(7.0)	$(46.5)	$(4.1)	$5.4
Total capital expenditures	$151.6	$127.7	$96.5	$78.8	$82.1

Customer gear	$117.3	$87.1	$61.8	$46.2	$47.4
Data center build outs	$15.8	$18.8	$10.6	$13.1	$9.7
Office build outs	$3.3	$6.1	$7.8	$0.3	$1.1
Capitalized software and other projects	$15.2	$15.7	$16.3	$19.2	$23.9
Total capital expenditures	$151.6	$127.7	$96.5	$78.8	$82.1

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016

Infrastructure capacity and utilization
Megawatts under contract at period end (6)	63.6	63.6	62.2	62.2	62.2
Megawatts available for customer use at period end (7)	54.1	55.3	54.4	56.0	56.4
Megawatts utilized at period end	31.6	32.7	32.2	32.1	32.0
Annualized net revenue per average Megawatt of power utilized	$62.5	$63.3	$64.5	$64.5	$65.3

(1)
During the fourth quarter of 2015, we decommissioned approximately 2,400 servers in order to replace older, less efficient gear and also as part of the migration of customers from existing data centers to our new London data center. The process of replacing older, less efficient gear continued in Q1 2016 and Q2 2016 as approximately 1,600 and 3,400 additional servers, respectively, were decommissioned.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risks since December 31, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K/A for the year-ended December 31, 2015.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Due to the material weakness described below, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of June 30, 2016.

Management concluded there was a material weakness in the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements. This material weakness was caused by an ineffective risk assessment process that failed to appropriately identify necessary changes to our process for completely and accurately capturing license usage. This resulted in inaccurate usage reports utilized in determining obligations under certain software license agreements. Upon identification of the error, we self-reported to the affected supplier, recorded a liability of $13.6 million for under-reported license expense and corrected the usage reports going forward. The reduction to net income as result of this error, net of the related income tax impact, was $1.4 million, $3.2 million, and $3.8 million in the years ended December 31, 2013, 2014, and 2015, respectively. The material weakness arose in a prior period and resulted in immaterial misstatements to the previously released consolidated financial statements as of and for the years ended December 31, 2013, 2014 and 2015. Refer to Item 1 of Part I, "Financial Statements - Note 1, Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" for further information on the impact these errors had on the consolidated financial statements.

To remediate this material weakness, we are in the process of enhancing our control processes around calculating software license expense by (i) formalizing the process of timely identifying changes in software license agreements that could impact reporting criteria; (ii) implementing more comprehensive review procedures to ensure the completeness and accuracy of the reports utilized in license reporting; (iii) developing a formal change management process related to the underlying code in reports utilized to determine software license obligations; and (iv) developing more robust review standards over software license expense. Our internal audit department will also conduct a review of the enhanced process during 2016 to ensure the aforementioned control processes are operating effectively.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent quarterly reporting period identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts related to the material weakness described above.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see "Notes to the Unaudited Consolidated Financial Statements - Note 7, Contingencies."

ITEM 1A – RISK FACTORS

For a discussion of our risk factors, refer to Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K/A for the year-ended December 31, 2015. As of June 30, 2016, there had been no material change in this information, except for the following risk factor provided below.

Our business is affected by general economic conditions, and uncertainties affecting markets in which we operate and economic volatility could adversely impact our business.

Our business and results of operations are affected by conditions in the global capital markets and the economy generally. A general economic slowdown and volatility in economic conditions could adversely affect our business. Concerns over the slow economic recovery, the level of U.S. national debt, currency fluctuations and volatility, the stability of the EU and the exit of the United Kingdom, the rate of growth of China and other Asian economies, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, negative interest rates, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The table below sets forth information regarding the company’s purchases of its common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2016 - April 30, 2016	1,980,813	$23.85	1,980,813	$518,417,302
May 1, 2016 - May 31, 2016	819,870	$22.68	812,157	$500,000,000
Total	2,800,683		2,792,970

(1)	The total number of shares purchased for the month of May 2016 includes 7,713 of shares of common stock withheld for employee taxes.

(2)
On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock. On August 5, 2015, our board of directors increased the authorization under the existing program to a total of up to $1 billion, in addition to $200 million already purchased under the initial authorization. The updated program was announced on August 10, 2015 and will remain in effect for a period not to exceed 24 months from authorization. Under this program, shares may be repurchased from time to time through both open market and privately negotiated transactions.

ITEM 6 – EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith; not deemed to be filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2016.

Rackspace Hosting, Inc.

Date:	August 9, 2016	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 9, 2016	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)