Form 10-Q
period 2016-09-30
RACKSPACE HOSTING, INC.
filed 2016-11-09
CIK 1107694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.

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

On November 4, 2016, 100 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2015	September 30, 2016
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$484.7	$632.1
Accounts receivable, net of allowance for doubtful accounts and customer credits of $7.3 as of December 31, 2015 and $6.2 as of September 30, 2016	174.4	166.0
Prepaid expenses	46.6	49.0
Other current assets	12.7	17.2
Total current assets	718.4	864.3

Property and equipment, net	1,148.0	1,031.7
Goodwill	81.1	80.2
Intangible assets, net	9.1	3.6
Other non-current assets	57.6	68.3
Total assets	$2,014.2	$2,048.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136.3	$139.7
Accrued compensation and benefits	57.3	34.4
Income and other taxes payable	12.0	7.1
Deferred revenue	29.6	43.2
Capital lease obligations	1.7	0.3
Total current liabilities	236.9	224.7

Non-current liabilities:
Debt	492.4	493.1
Finance lease obligations for build-to-suit leases	164.3	150.9
Deferred income taxes	54.8	64.9
Deferred rent	49.5	49.4
Deferred revenue	1.6	8.3
Capital lease obligations	0.2	0.3
Other liabilities	46.4	49.1
Total liabilities	1,046.1	1,040.7

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value per share: 300.0 shares authorized; 130.9 shares issued and outstanding as of December 31, 2015; 126.4 shares issued and outstanding as of September 30, 2016	0.1	0.1
Additional paid-in capital	834.5	877.8
Accumulated other comprehensive loss	(36.2)	(68.9)
Retained earnings	169.7	198.4
Total stockholders’ equity	968.1	1,007.4
Total liabilities and stockholders’ equity	$2,014.2	$2,048.1

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2016	2015	2016
Net revenue	$508.9	$516.2	$1,478.5	$1,557.9
Costs and expenses:
Cost of revenue	172.7	183.9	500.9	535.8
Research and development	29.9	24.5	95.1	79.0
Sales and marketing	61.8	63.3	185.2	190.8
General and administrative	88.2	85.9	261.3	264.1
Depreciation and amortization	101.3	100.9	295.9	309.5
Total costs and expenses	453.9	458.5	1,338.4	1,379.2
Gain on sale	—	12.5	—	37.0
Income from operations	55.0	70.2	140.1	215.7
Other income (expense):
Interest expense	(2.8)	(10.0)	(5.1)	(30.8)
Interest and other income (expense)	(1.1)	(0.2)	(1.7)	1.3
Total other income (expense)	(3.9)	(10.2)	(6.8)	(29.5)
Income before income taxes	51.1	60.0	133.3	186.2
Income taxes	15.6	21.4	42.0	63.0
Net income	$35.5	$38.6	$91.3	$123.2

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(10.2)	$(6.1)	$(9.0)	$(32.7)
Other comprehensive loss	(10.2)	(6.1)	(9.0)	(32.7)
Comprehensive income	$25.3	$32.5	$82.3	$90.5

Net income per share
Basic	$0.26	$0.31	$0.65	$0.97
Diluted	$0.25	$0.30	$0.64	$0.96

Weighted average number of shares outstanding
Basic	139.0	126.1	140.9	127.5
Diluted	140.6	127.8	143.3	128.6

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2016
Cash Flows From Operating Activities
Net income	$91.3	$123.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295.9	309.5
Deferred income taxes	(35.8)	9.2
Share-based compensation expense	60.0	53.9
Excess tax benefits from share-based compensation arrangements	(51.5)	(34.2)
Gain on sale	—	(37.0)
Other operating activities	7.1	8.1
Changes in operating assets and liabilities:
Accounts receivable	(26.3)	(2.7)
Prepaid expenses and other current assets	(25.1)	(4.1)
Accounts payable, accrued expenses, and other current liabilities	45.7	15.6
Deferred revenue	9.5	21.1
Deferred rent	—	(0.7)
Other non-current assets and liabilities	8.8	8.0
Net cash provided by operating activities	379.6	469.9
Cash Flows From Investing Activities
Purchases of property and equipment	(331.9)	(235.3)
Proceeds from sale	—	35.3
Other investing activities	(4.6)	(13.7)
Net cash used in investing activities	(336.5)	(213.7)
Cash Flows From Financing Activities
Proceeds from debt	140.0	—
Repayments of debt	(25.1)	—
Payments for debt issuance costs	—	(0.4)
Proceeds from finance lease obligations for build-to-suit leases	2.5	—
Principal payments of capital and build-to-suit leases	(13.3)	(1.6)
Payments for deferred acquisition obligations	(0.2)	—
Repurchase of common stock	(250.1)	(133.2)
Shares of common stock withheld for employee taxes	—	(1.3)
Proceeds from employee stock plans	29.2	3.9
Excess tax benefits from share-based compensation arrangements	51.5	34.2
Net cash used in financing activities	(65.5)	(98.4)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(10.4)
Increase (decrease) in cash and cash equivalents	(24.5)	147.4
Cash and cash equivalents, beginning of period	213.5	484.7
Cash and cash equivalents, end of period	$189.0	$632.1

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$2.2	$27.1
Cash payments for income taxes, net of refunds	$17.0	$15.8

Non-cash Investing and Financing Activities
Acquisition of property and equipment by capital leases	$0.4	$0.2
Increase (decrease) in property and equipment in accounts payable and accrued expenses	37.2	(8.4)
Non-cash purchases of property and equipment	$37.6	$(8.2)

Additional finance lease obligations for build-to-suit leases and other	$48.6	$6.3

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE HOSTING, INC. AND SUBSIDIARIES—
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Subsequent Events, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations

As used in this report, the terms “Rackspace,” “Rackspace Hosting,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Hosting, Inc. and its subsidiaries. Our operations began in 1998 as a limited partnership, and Rackspace Hosting, Inc. was incorporated in Delaware in March 2000. We are a provider of managed cloud services in the business information technology ("IT") market and serve our customers from our data centers on four continents. We help customers tap the power of cloud computing by delivering world-class service on some of the world's leading technology platforms. We are experts in IT, so our customers do not have to be.

Subsequent Events

On November 3, 2016 (the “Closing Date”), Rackspace was acquired by an entity controlled by funds affiliated with or controlled by Apollo Global Management, LLC and its subsidiaries ("Apollo"). Pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 26, 2016, on the Closing Date, Inception Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Inception Parent, Inc., a Delaware corporation ("Parent"), merged with and into Rackspace, with Rackspace surviving as a wholly-owned subsidiary of Parent (the “Merger”).

At the effective time of the Merger, subject to certain exceptions, each share of common stock of Rackspace that was issued and outstanding immediately prior to the effective time of the Merger was cancelled and automatically converted into the right to receive $32.00 per share in cash, without interest and less any applicable withholding taxes. Total consideration paid to Rackspace's equityholders at closing of the Merger was approximately $4.1 billion (the “Merger Consideration”) based on the number of shares of common stock issued and outstanding and based on payments required to be made under the Merger Agreement to certain holders of Rackspace stock options and Rackspace stock-based awards. In addition, a total of up to approximately $213.2 million will be payable under the Merger Agreement to certain holders of Rackspace stock-based awards following the closing of the Merger, subject to the continued employment of such holders or their experiencing a qualifying termination of employment, with up to approximately $103.1 million payable in 2017, up to approximately $80.2 million payable in 2018, and up to approximately $29.8 million payable in 2019.

In connection with the Merger, the following events occurred, which are collectively referred to as the "Transactions":

•
Funds affiliated with or controlled by Apollo and certain co-investors, including certain funds managed by Searchlight Capital Partners, L.P., directly or indirectly contributed an aggregate amount of approximately $1.2 billion in cash, which amount was contributed to Merger Sub and used to fund a portion of the Merger Consideration and to pay fees and expenses related to the Transactions;

•	Merger Sub entered into the following debt arrangements:

◦	A five-year $225.0 million senior secured first lien revolving credit facility, which was undrawn on the Closing Date;

◦	A seven-year $2,000.0 million senior secured first lien term loan credit facility, which was fully drawn on the Closing Date; and

◦	$1,200.0 million aggregate principal amount of 8.625% Senior Notes due 2024.

•
On the Closing Date, at the direction of Rackspace, the trustee for Rackspace's existing 6.5% Senior Notes due 2024 (the "6.5% Notes") delivered a notice of redemption (the "Redemption Notice") to holders of the 6.5% Notes. The Redemption Notice provided for Rackspace's redemption of the 6.5% Notes on December 5, 2016 (the "Redemption Date") at the redemption price set forth in the Indenture governing the 6.5% Notes (the "6.5% Notes Indenture"). Rackspace satisfied and discharged its obligations under the 6.5% Notes Indenture on the Closing Date by depositing with the trustee funds sufficient to pay the redemption price on the Redemption Date.

•	Rackspace terminated its existing $200.0 million unsecured revolving facility, under which no borrowings were outstanding as of the Closing Date.

As a result of the Merger, all obligations of Merger Sub under the debt arrangements described above became obligations of Rackspace as of the effective time of the Merger.

During the three and nine months ended September 30, 2016, we recorded $3.6 million and $3.9 million, respectively, of costs in connection with the Merger. These costs are included in “general and administrative” expense on our consolidated statements of comprehensive income.

References to "our board," "the board," and similar phrases throughout this report refer to the Board of Directors of Rackspace as it was constituted immediately prior to the Merger.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Rackspace Hosting, Inc. and our wholly-owned subsidiaries, which include, among others, Rackspace US, Inc., our domestic operating entity, and Rackspace Limited, our United Kingdom operating entity. Intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income (loss). The income tax expense allocated to foreign currency translation adjustments during the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million, respectively. There was no income tax expense allocated during the three or nine months ended September 30, 2015.

Unaudited Interim Financial Information

The accompanying consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2015 and 2016, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 13, 2016 (the "Amended 2015 Annual Consolidated Financial Statements"). The unaudited interim consolidated financial statements have been prepared on the same basis as the Amended 2015 Annual Consolidated Financial Statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2015 and 2016, and our cash flows for the nine months ended September 30, 2015 and 2016.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2016, or for any other interim period, or for any other future year.

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

Significant Accounting Policies and Estimates

Our Amended 2015 Annual Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2016.

Revision to Prior Period Financial Statements

As described in our Amended 2015 Annual Consolidated Financial Statements, we have retrospectively revised our financial statements for all periods presented to reflect the correction of an immaterial error for under-reported license expense and the related income tax effect. The impact of this revision on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and the consolidated statement of cash flows for the nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2015
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Comprehensive Income:
Cost of revenue	$171.2	$1.5	$172.7
Income from operations	56.5	(1.5)	55.0
Income before income taxes	52.6	(1.5)	51.1
Income taxes	16.1	(0.5)	15.6
Net income	36.5	(1.0)	35.5
Comprehensive income	$26.3	$(1.0)	$25.3
Net income per share
Basic	$0.26	$—	$0.26
Diluted	$0.26	$(0.01)	$0.25

	Nine Months Ended September 30, 2015
(In millions, except per share data)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Comprehensive Income:
Cost of revenue	$496.4	$4.5	$500.9
Income from operations	144.6	(4.5)	140.1
Income before income taxes	137.8	(4.5)	133.3
Income taxes	43.7	(1.7)	42.0
Net income	94.1	(2.8)	91.3
Comprehensive income	$85.1	$(2.8)	$82.3
Net income per share
Basic	$0.67	$(0.02)	$0.65
Diluted	$0.66	$(0.02)	$0.64

	Nine Months Ended September 30, 2015
(In millions)	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Cash Flows:
Net income	$94.1	$(2.8)	$91.3
Deferred income taxes	(34.1)	(1.7)	(35.8)
Other non-current assets and liabilities	$4.3	$4.5	$8.8

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires capitalization of incremental costs to obtain a contract and significantly expanded quantitative and qualitative disclosures. In August 2015, the FASB issued guidance which deferred the effective date by one year. The standard will become effective for Rackspace on January 1, 2018, with early adoption permitted for annual periods beginning after December 15, 2016. Upon adoption, the new guidance will be applied retrospectively using one of two methods. One method is to apply the guidance retrospectively to each prior period presented with practical expedients available. The second method is to apply the guidance retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. We are continuing to evaluate our method of adoption and the impact this new accounting standard will have on our consolidated financial statements.

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

In August 2016, the FASB issued a new standard to provide clarification on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard addresses eight specific cash flow issues where diversity in practice exists. The standard will become effective for Rackspace on January 1, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2016	2015	2016
Basic net income per share:
Net income	$35.5	$38.6	$91.3	$123.2
Weighted average shares outstanding:
Common stock	139.0	126.1	140.9	127.5
Number of shares used in per share computations	139.0	126.1	140.9	127.5
Net income per share	$0.26	$0.31	$0.65	$0.97

Diluted net income per share:
Net income	$35.5	$38.6	$91.3	$123.2
Weighted average shares outstanding:
Common stock	139.0	126.1	140.9	127.5
Stock options, awards and employee share purchase plans	1.6	1.7	2.4	1.1
Number of shares used in per share computations	140.6	127.8	143.3	128.6
Net income per share	$0.25	$0.30	$0.64	$0.96

We excluded 5.2 million and 4.1 million potential common shares from the computation of dilutive net income per share for the three months ended September 30, 2015 and 2016, respectively, and 3.8 million and 4.4 million potential shares for the nine months ended September 30, 2015 and 2016, respectively, because the effect would have been anti-dilutive.

3. Property and Equipment, net

Property and equipment, net, at December 31, 2015 and September 30, 2016 consisted of the following:

(In millions)	December 31, 2015	September 30, 2016
Computers and equipment	$1,787.2	$1,839.7
Computer software	370.6	401.2
Furniture and fixtures	63.5	62.8
Buildings and leasehold improvements	355.7	332.2
Land	28.1	26.8
Property and equipment, at cost	2,605.1	2,662.7
Less: Accumulated depreciation and amortization	(1,539.7)	(1,733.2)
Work in process	82.6	102.2
Property and equipment, net	$1,148.0	$1,031.7

The composition of the work in process balance was as follows:

(In millions)	December 31, 2015	September 30, 2016
Office facility build outs	$11.5	$12.5
Data center build outs	49.0	50.1
Capitalized software	22.1	39.6
Work in process	$82.6	$102.2

4. Goodwill

As described in Note 12, "Segment Information," beginning in the first quarter of 2016, we changed our presentation of segment information to reflect changes in the way our business is managed. This resulted in a change to our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach.

During the first quarter of 2016, we reduced goodwill by $0.7 million in connection with the sale of our Jungle Disk business. During the third quarter of 2016, we sold our Cloud Sites business and reduced goodwill by an additional $0.2 million. See Note 11, "Gain on Sale" for more information on these transactions. There were no additional changes to goodwill during 2016.

As of September 30, 2016, the goodwill balance by operating segment was as follows:

(In millions)	September 30, 2016
Americas	$57.9
International	22.3
Total goodwill	$80.2

5. Cost-Method Investments

We have several direct investments accounted for under the cost method. The aggregate carrying amount of these investments, which are recorded as "Other non-current assets" in the consolidated balance sheets, was $11.6 million and $22.8 million as of December 31, 2015 and September 30, 2016, respectively. We have determined that it is not practicable to estimate the fair value of these investments. If we identify events or changes in circumstances that may have a significant adverse effect on the fair value of these investments, we will then estimate their fair values and determine if any decline in the fair value of the investments below carrying value is other-than-temporary. No events or circumstances indicating a potential impairment were identified as of September 30, 2016.

6. Debt

Debt consisted of:

	December 31, 2015
(In millions)	Revolving Credit Facility	Senior Notes due 2024	Total
Principal balance	$—	$500.0	$500.0
Unamortized debt issuance costs	—	(7.6)	(7.6)
Total debt	—	492.4	492.4
Less: Current portion of debt	—	—	—
Debt, excluding current portion	$—	$492.4	$492.4

	September 30, 2016
(In millions)	Revolving Credit Facility	Senior Notes due 2024	Total
Principal balance	$—	$500.0	$500.0
Unamortized debt issuance costs	—	(6.9)	(6.9)
Total debt	—	493.1	493.1
Less: Current portion of debt	—	—	—
Debt, excluding current portion	$—	$493.1	$493.1

Revolving Credit Facility

We are party to a $200 million unsecured revolving credit facility (the "Revolving Credit Facility"). As of September 30, 2016, we had no outstanding borrowings under the Revolving Credit Facility and $0.4 million of undrawn letters of credit. As of the same date, we were in compliance with all of the covenants under this facility.

Senior Notes due 2024

As of September 30, 2016, the outstanding principal amount of the 6.5% Senior Notes due 2024 (the "Senior Notes") was $500 million. The Senior Notes will mature on January 15, 2024 and bear interest at a rate of 6.5% per year, payable semi-annually on January 15 and July 15 of each year. The first interest payment was made on July 15, 2016. As of September 30, 2016, we were in compliance with all covenants under the Senior Notes indenture.

The fair value of the Senior Notes as of September 30, 2016 was $547.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Senior Notes is classified as Level 2 in the fair value hierarchy.

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

Rackspace, each member of Rackspace's Board of Directors, Apollo, Parent and Merger Sub have been named as defendants in a putative class action challenging the merger between Apollo and Rackspace in the Court of Chancery of the State of Delaware. The suit is captioned Luger v. Rackspace Hosting Inc., et al. (Case No. 12819) (filed October 11, 2016). The complaint alleges that the Proxy Statement fails to disclose material information to Rackspace stockholders and that the Rackspace Board breached its fiduciary duties by failing to ensure that such disclosure was made. The complaint seeks rescission, damages, and injunctive relief. The complaint also alleges that Rackspace, Apollo, Parent and Merger Sub have aided and abetted the Rackspace Board's breach of its fiduciary duties. Rackspace believes the allegations of the complaint are without merit and intends to defend against the lawsuit vigorously.

8. Share-Based Compensation

Share-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2016	2015	2016
Cost of revenue	$4.2	$4.5	$12.3	$13.0
Research and development	2.4	2.3	11.3	6.9
Sales and marketing	2.7	2.9	8.2	8.3
General and administrative	10.3	8.0	28.2	25.7
Pre-tax share-based compensation	19.6	17.7	60.0	53.9
Less: Income tax benefit	(5.9)	(6.3)	(19.0)	(18.2)
Total share-based compensation expense, net of tax	$13.7	$11.4	$41.0	$35.7

As of September 30, 2016, there was $163.0 million of unrecognized compensation cost, which will be recognized using the straight-line method over a weighted average period of 2.7 years.

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

We expect a taxable profit in the U.S. and U.K. for the full year 2016 before consideration of excess tax benefits, and therefore we anticipate utilizing benefits of tax deductions related to share-based compensation in 2016. As a result, we have recognized an excess tax benefit in the U.S. and U.K. during the nine months ended September 30, 2016.

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

10. Share Repurchase Program

Our board of directors has authorized a share repurchase program under which shares may be repurchased from time to time through both open market and privately negotiated transactions. During the nine months ended September 30, 2016, we repurchased $133.2 million, or 6.0 million shares, of our common stock on the open market under this program; these shares were subsequently retired.

11. Gain on Sale

During 2016, we sold certain assets of two non-strategic product lines, resulting in a total pre-tax gain of $12.5 million and $37.0 million for the three and nine months ended September 30, 2016, respectively, reported within “Gain on sale” in the consolidated statements of comprehensive income.

On January 5, 2016, we completed the sale of certain assets of our Jungle Disk business, consisting primarily of intellectual property with an immaterial remaining net book value, for total consideration of $27.0 million. After adjustments for the net book value of the assets, goodwill, and transaction costs, we recorded a pre-tax gain of $24.5 million.

On August 25, 2016, we completed the sale of certain assets of our Cloud Sites business, consisting primarily of intellectual property with an immaterial remaining net book value, and entered into a transition services agreement with the buyer. Under the transition services agreement, we will provide certain services, mainly hosting and email services, over a transition period of up to 18 months and will sell specified data center equipment to the buyer at the conclusion of the transition period. Total consideration for this arrangement was $39.0 million, for which a cash payment of $31.4 million was received on August 25, 2016, with an additional $3.5 million placed in escrow for general representations and warranties and the remaining $4.0 million due upon transfer of the data center equipment at the end of the transition period. In addition, the transition services agreement requires monthly payments from the buyer for hosting services. These monthly payments, together with $23.1 million of the arrangement consideration classified as deferred revenue, represent fair value for the services and will be recognized as the services are provided over the estimated period of 18 months. The remaining $15.9 million of arrangement consideration was allocated to the sale of the business; after adjustments for the net book value of the assets, goodwill, and transaction costs, we recorded a pre-tax gain of $12.5 million.

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

Direct costs, including employee-related costs of our customer support teams and data center employees, costs to lease and operate our data centers, and selling and marketing expenses are recorded by each segment. Certain expenses related to functions centrally managed by the Americas segment, such as research and development expenses, amortization of internally developed software, and many of our general and administrative expenses, are recorded by the Americas segment and are not allocated. In addition, gains on the sale of certain assets of non-strategic product lines, as described in Note 11, "Gain on Sale," have been reflected in the Americas segment. Segment information for total assets and capital expenditures is not presented as this information is not used by our CODM in measuring segment performance or allocating resources between segments.

Information related to our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2016	2015	2016
Net revenue:
Americas	$371.5	$389.0	$1,077.8	$1,158.7
International	137.4	127.2	400.7	399.2
Total net revenue	$508.9	$516.2	$1,478.5	$1,557.9

Income before income taxes:
Americas	$18.3	$31.9	$33.1	$95.4
International	32.8	28.1	100.2	90.8
Total income before income taxes	$51.1	$60.0	$133.3	$186.2

Depreciation and amortization:
Americas	$77.1	$79.2	$229.5	$238.7
International	24.2	21.7	66.4	70.8
Total depreciation and amortization	$101.3	$100.9	$295.9	$309.5

We offer a broad portfolio of integrated IT solutions (products) for common business needs across four primary form factors:

•
Single Tenant provides servers and storage space dedicated to a single customer. The latter can deploy either a traditional managed hosting or private cloud environment. For customers who either run legacy applications, have high security or compliance needs, or run applications with consistently high usage patterns, Single Tenant hosting solutions are preferable and more cost effective than do-it-yourself or public cloud alternatives.

•
Public Cloud provides computing resources on an as-needed basis. Rackspace's Public Cloud is based on OpenStack technology and customers' workloads run on a shared pool of servers, storage, and networking resources. Customers who have workloads with variable needs find this a cost-effective solution as they are charged on a pay-as-you-go basis.

•
Cloud Office provides outsourced management of applications for email, Microsoft Office 365, and collaboration tools such as Microsoft SharePoint. Email hosting represents the predominant source of revenue and these products are offered on a monthly subscription model with tiered pricing levels based upon number of users and support levels.

•
Managed Cloud Services resells Amazon Web Services or Microsoft Azure infrastructure and provides managed services on top of it. Managed Cloud Services demand is driven by the adoption of public clouds and the customers' lack of in-house resources to manage these complex cloud platforms.

Net revenue by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2016	2015	2016
Single Tenant	$364.7	$365.3	$1,062.4	$1,108.0
Public Cloud	117.1	114.4	337.1	350.8
Cloud Office	27.1	29.9	79.0	88.0
Managed Cloud Services	—	6.6	—	11.1
Total net revenue	$508.9	$516.2	$1,478.5	$1,557.9

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

The MD&A is organized as follows:

•	Overview - Discussion of the nature of our business and overall analysis of financial highlights and key metrics in order to provide context for the remainder of the MD&A.

•	Results of Operations - An analysis of our financial results comparing the three and nine months ended September 30, 2015 and 2016.

•	Liquidity and Capital Resources - Discussion of our financial condition, sources of liquidity, changes in cash flows and capital expenditure requirements.

•	Supplemental Information - Description and reconciliation of Non-GAAP Financial Measures used throughout this MD&A and financial information and key metrics for the most recent five quarters.

This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Special Note Regarding Forward-Looking Statements” contained elsewhere in this document.

Overview

Description of our Business

Rackspace is a leading global multi-cloud solutions provider in the business information technology ("IT") market. Rackspace was founded in 1998 and has grown its revenue every year since inception (from zero to over $2 billion). As a global company, we sell our services in more than 120 countries and serve our customers from 11 data centers located on four continents. We help customers tap the power of cloud computing by delivering world-class service on some of the world's leading technology platforms. We are experts in IT, so our customers do not have to be.

We primarily market our services to Fortune 2000 companies. These companies often do not possess the resources and scale to cost-effectively employ an in-house IT department to meet their data service needs or deploy infrastructure to host their applications. Workloads are rapidly increasing in scale and complexity for businesses of all sizes, and many of our target clients need flexible, sophisticated and secure solutions only experts can offer. As such, the industry is shifting from in-house IT to outsourced solutions.

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

Subsequent Events

On November 3, 2016 (the “Closing Date”), Rackspace was acquired by an entity controlled by funds affiliated with or controlled by Apollo Global Management, LLC and its subsidiaries ("Apollo"). Pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 26, 2016, on the Closing Date, Inception Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Inception Parent, Inc., a Delaware corporation ("Parent"), merged with and into Rackspace, with Rackspace surviving as a wholly-owned subsidiary of Parent (the “Merger”).
At the effective time of the Merger, subject to certain exceptions, each share of common stock of Rackspace that was issued and outstanding immediately prior to the effective time of the Merger was cancelled and automatically converted into the right to receive $32.00 per share in cash, without interest and less any applicable withholding taxes. Total consideration paid to Rackspace's equityholders at closing of the Merger was approximately $4.1 billion (the “Merger Consideration”) based on the number of shares of common stock issued and outstanding and based on payments required to be made under the Merger Agreement to certain holders of Rackspace stock options and Rackspace stock-based awards. In addition, a total of up to approximately $213.2 million will be payable under the Merger Agreement to certain holders of Rackspace stock-based awards following the closing of the Merger, subject to the continued employment of such holders or their experiencing a qualifying termination of employment, with up to approximately $103.1 million payable in 2017, up to approximately $80.2 million payable in 2018, and up to approximately $29.8 million payable in 2019.

In connection with the Merger, the following events occurred, which are collectively referred to as the "Transactions":

•
Funds affiliated with or controlled by Apollo and certain co-investors, including certain funds managed by Searchlight Capital Partners, L.P., directly or indirectly contributed an aggregate amount of approximately $1.2 billion in cash, which amount was contributed to Merger Sub and used to fund a portion of the Merger Consideration and to pay fees and expenses related to the Transactions;

•	Merger Sub entered into the following debt arrangements:

◦	A five-year $225.0 million senior secured first lien revolving credit facility, which was undrawn on the Closing Date;

◦	A seven-year $2,000.0 million senior secured first lien term loan credit facility, which was fully drawn on the Closing Date; and

◦	$1,200.0 million aggregate principal amount of 8.625% Senior Notes due 2024.

•
On the Closing Date, at the direction of Rackspace, the trustee for Rackspace's existing 6.5% Senior Notes due 2024 (the "6.5% Notes") delivered a notice of redemption (the "Redemption Notice") to holders of the 6.5% Notes. The Redemption Notice provided for Rackspace's redemption of the 6.5% Notes on December 5, 2016 (the "Redemption Date") at the redemption price set forth in the Indenture governing the 6.5% Notes (the "6.5% Notes Indenture"). Rackspace satisfied and discharged its obligations under the 6.5% Notes Indenture on the Closing Date by depositing with the trustee funds sufficient to pay the redemption price on the Redemption Date.

•	Rackspace terminated its existing $200.0 million unsecured revolving facility, under which no borrowings were outstanding as of the Closing Date.

As a result of the Merger, all obligations of Merger Sub under the debt arrangements described above became obligations of Rackspace as of the effective time of the Merger.

During the three and nine months ended September 30, 2016, we recorded $3.6 million and $3.9 million, respectively, of costs in connection with the Merger. These costs are included in “general and administrative” expense on our consolidated statements of comprehensive income.

References to "our board," "the board," and similar phrases throughout this report refer to the Board of Directors of Rackspace as it was constituted immediately prior to the Merger.

Revision to Prior Period Financial Statements

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2015 and in Item 1 of Part I, "Financial Statements - Note 1, Company Overview, Subsequent Events, Basis of Presentation, and Summary of Significant Accounting Policies," we have retrospectively revised our financial statements for all periods presented to reflect the correction of an immaterial error for under-reported license expense and the related income tax effect.

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

Growth

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	September 30, 2015	June 30, 2016	September 30, 2016

Net revenue	$508.9	$523.6	$516.2
Revenue growth (year over year)	10.7%	7.0%	1.4%
Constant currency revenue growth (year over year)	12.9%	8.2%	4.4%

Number of servers deployed at period end	118,654	114,231	113,131
Average monthly revenue per server	$1,444	$1,513	$1,513

Number of employees (Rackers) at period end	6,177	6,199	6,115

Total net revenue for the three months ended September 30, 2016 decreased $7 million, or 1.4%, from the three months ended June 30, 2016. Net revenue growth was negatively impacted by a stronger U.S. dollar relative to other foreign currencies on a sequential quarter basis. Net revenue for the three months ended September 30, 2016 would have been approximately $8 million higher had foreign exchange rates remained constant from the three months ended June 30, 2016, resulting in a constant currency revenue growth rate of 0.1%.

On a year-over-year basis, net revenue grew $7 million, or 1.4%, due, in part, to the favorable impact of a large, multi-year agreement that began to materialize in the third quarter of 2015. Net revenue for the three months ended September 30, 2016 includes the negative impact of approximately $15 million due to changes in foreign exchange rates, resulting in a constant currency growth rate of 4.4%. In addition, the sale of certain assets of our Jungle Disk business in January 2016 had a negative impact on revenue of $3 million when compared to the three months ended September 30, 2015.

The sale of our Cloud Sites business in August 2016 had an immaterial impact on our quarterly revenue growth on both a sequential and year-over-year basis, as the negative impact from the sale was offset by revenue earned from ongoing hosting and other services we are providing to the buyer under a transition services agreement as described in "Notes to the Unaudited Consolidated Financial Statements - Note 11, Gain on Sale."

We had a total of 113,131 servers deployed as of September 30, 2016, a decrease of 5,523 servers from September 30, 2015 and a decrease of 1,100 servers from June 30, 2016. During the third quarter of 2016, we decommissioned approximately 2,800 servers due to the migration of customers on our legacy public cloud platform onto our OpenStack public cloud. The decommissioned equipment was fully depreciated and retired as of September 30, 2016.

Profitability

	Three Months Ended
(Dollar amounts in millions, except per share amounts)	September 30, 2015	June 30, 2016	September 30, 2016

Income from operations	$55.0	$64.3	$70.2
Operating income margin	10.8%	12.3%	13.6%

Net income	$35.5	$35.8	$38.6
Net income margin	7.0%	6.8%	7.5%
Diluted net income per share	$0.25	$0.28	$0.30

Adjusted EBITDA	$175.9	$187.3	$176.3
Adjusted EBITDA margin	34.6%	35.8%	34.2%

On a sequential quarter basis, operating income margin and net income margin increased 130 basis points and 70 basis points, respectively, primarily due to a gain in the third quarter on the sale of our Cloud Sites business, which contributed 240 basis points and 160 basis points to third quarter operating income margin and net income margin, respectively. Operating income margin and net income margin were also positively impacted by lower employee-related expenses reflecting the impact of decreased non-equity incentive bonus expense due to a lower bonus payout percentage. The positive impact of these items was partially offset by a $12 million increase in sequential license expense, as second quarter license expense was positively impacted by a $4.7 million benefit related to a previously recorded contractual obligation that was settled in the second quarter and a $3.8 million benefit from the release of certain other license accruals during the second quarter. Adjusted EBITDA margin decreased 160 basis points to 34.2% for the three months ended September 30, 2016 compared to 35.8% for the three months ended June 30, 2016, primarily due to the negative impact of higher license expense in the third quarter.

On a year-over-year basis, operating income margin increased 280 basis points to 13.6% and net income margin increased 50 basis points to 7.5%, primarily due to the positive impact of the gain on sale on the third quarter of 2016 results as described above. The positive impact on our net income margin was offset by a $7 million increase in interest expense related to our Senior Notes issued in November 2015 and an increase in our effective tax rate from 30.4% to 35.7%. Adjusted EBITDA margin decreased 40 basis points to 34.2% reflecting the impact of decreased non-equity incentive bonus expense due to a lower bonus payout percentage, partially offset by increased license and internal software support and maintenance expenses.

Capital Efficiency, Infrastructure Capacity and Utilization

	Three Months Ended
(Dollar amounts in millions)	September 30, 2015	June 30, 2016	September 30, 2016

Capital expenditures
Customer gear	$87.1	$47.4	$31.6
Data center build outs	18.8	9.7	6.9
Office build outs	6.1	1.1	1.3
Capitalized software and other projects	15.7	23.9	26.4
Total capital expenditures	$127.7	$82.1	$66.2

Capital efficiency and returns
Average total assets	$1,787.9	$2,011.1	$2,022.4
Return on assets (annualized)	8.0%	7.1%	7.6%

Average capital base	$1,020.0	$991.0	$957.4
Return on capital (annualized)	14.7%	16.4%	14.8%
Capital turnover (annualized)	2.00	2.11	2.16

Infrastructure capacity and utilization
Megawatts under contract at period end (1)	63.6	62.2	62.2
Megawatts available for customer use at period end (2)	55.3	56.4	56.4
Megawatts utilized at period end	32.7	32.0	31.4
Annualized net revenue per average Megawatt of power utilized	$63.3	$65.3	$65.1

(1)	Megawatts under contract at period end represents data center capacity for which we have a contract enabling us to take control of the space.

(2)	Megawatts available for customer use at period end represents data center capacity that is built-out and is being used to provide service to customers.

Capital expenditures in the three months ended September 30, 2016 decreased to $66.2 million from $82.1 million in the three months ended June 30, 2016 due to a reduction in customer gear server purchases. Higher capital expenditures in the three months ended September 30, 2015 were mainly due to increased purchases of customer gear to support the opening of a new London data center.

On a sequential quarter basis, Return on Assets ("ROA") increased from 7.1% for the three months ended June 30, 2016 to 7.6% for the three months ended September 30, 2016 due to higher net income, as previously described. Return on Capital ("ROC") decreased from 16.4% for the three months ended June 30, 2016 to 14.8% for the three months ended September 30, 2016, primarily due to a decrease in sequential quarter income from operations, as adjusted for the gain on sale recorded in the third quarter. The positive impact of a 3% decrease in the average capital base was partially offset by a higher effective tax rate. The decrease in our average capital base also resulted in an increase in capital turnover, from 2.11 for the three months ended June 30, 2016 to 2.16 for the three months ended September 30, 2016.

On a year-over-year basis, ROA decreased from 8.0% to 7.6% as the 13% increase in our average total assets more than offset the 9% increase in net income. ROC increased from 14.7% to 14.8% primarily due to a 6% decrease in our average capital base and, to a lesser extent, an increase in income from operations, adjusted for the gain on sale recorded in the third quarter of 2016. These positive impacts to ROC were partially offset by an increase in our effective tax rate. Capital turnover increased to 2.16 for the three months ended September 30, 2016 from 2.00 for the same period of 2015 due to the decrease in average capital base discussed above.

Results of Operations

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Three Months Ended
(In millions)	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Net revenue	$508.9	$522.8	$518.1	$523.6	$516.2
Costs and expenses:
Cost of revenue	172.7	180.7	180.4	171.5	183.9
Research and development	29.9	29.8	27.6	26.9	24.5
Sales and marketing	61.8	58.3	63.7	63.8	63.3
General and administrative	88.2	90.1	85.7	92.5	85.9
Depreciation and amortization	101.3	104.0	104.0	104.6	100.9
Total costs and expenses	453.9	462.9	461.4	459.3	458.5
Gain on sale	—	—	24.5	—	12.5
Income from operations	55.0	59.9	81.2	64.3	70.2
Other income (expense):
Interest expense	(2.8)	(6.2)	(10.5)	(10.3)	(10.0)
Interest and other income (expense)	(1.1)	0.5	1.1	0.4	(0.2)
Total other income (expense)	(3.9)	(5.7)	(9.4)	(9.9)	(10.2)
Income before income taxes	51.1	54.2	71.8	54.4	60.0
Income taxes	15.6	23.1	23.0	18.6	21.4
Net income	$35.5	$31.1	$48.8	$35.8	$38.6

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Three Months Ended
(Percent of net revenue)	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	34.0%	34.6%	34.8%	32.8%	35.6%
Research and development	5.9%	5.7%	5.3%	5.1%	4.7%
Sales and marketing	12.1%	11.2%	12.3%	12.2%	12.3%
General and administrative	17.3%	17.2%	16.6%	17.7%	16.6%
Depreciation and amortization	19.9%	19.9%	20.1%	20.0%	19.6%
Total costs and expenses	89.2%	88.5%	89.1%	87.7%	88.8%
Gain on sale	—%	—%	4.7%	—%	2.4%
Income from operations	10.8%	11.5%	15.7%	12.3%	13.6%
Other income (expense):
Interest expense	(0.5)%	(1.2)%	(2.0)%	(2.0)%	(1.9)%
Interest and other income (expense)	(0.2)%	0.1%	0.2%	0.1%	0.0%
Total other income (expense)	(0.8)%	(1.1)%	(1.8)%	(1.9)%	(2.0)%
Income before income taxes	10.0%	10.4%	13.9%	10.4%	11.6%
Income taxes	3.1%	4.4%	4.4%	3.5%	4.2%
Net income	7.0%	6.0%	9.4%	6.8%	7.5%
Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Revenue

Net revenue increased $7 million, or 1%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers. In particular, net revenue for the three months ended September 30, 2016 was favorably impacted by a large, multi-year agreement that began to materialize in the third quarter of 2015.

Net revenue was negatively impacted by a stronger U.S. dollar relative to the functional currencies of our foreign operations, as net revenue for the three months ended September 30, 2016 would have been $15 million higher had foreign exchange rates remained constant from the prior year. In addition, the sale of our Jungle Disk business in January 2016 had a negative impact on net revenue of $3 million when compared to the three months ended September 30, 2015. The sale of our Cloud Sites business in August 2016 had an immaterial impact on net revenue for the three months ended September 30, 2016, as the negative impact from the sale was offset by revenue earned from ongoing hosting and other services we are providing to the buyer under a transition services agreement as described in Item 1 of Part I, "Financial Statements - Note 11, Gain on Sale."

Net revenue for the Americas segment increased $18 million, or 5%, to $389 million for the three months ended September 30, 2016 compared to $372 million for the three months ended September 30, 2015. Net revenue for the International segment decreased $10 million, or 7%, to $127 million for the three months ended September 30, 2016 compared to $137 million for the three months ended September 30, 2015.

Cost of Revenue

Cost of revenue primarily consists of employee-related costs of our customer support teams and data center employees, as well as the costs to lease and operate our data centers. Many of our data center costs vary with the volume of services sold, including power, bandwidth, software licenses and costs related to maintenance and the replacement of IT equipment components.

Cost of revenue increased $11 million, or 6%, largely due to a $5 million increase in expenses related to our managed cloud offerings on third party clouds. Employee-related expenses increased $4 million driven by a 5% increase in average headcount to support business growth, higher average salaries, and an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015. These increases were partially offset by a decrease in non-equity incentive bonus expense due to a lower bonus payout percentage. License costs increased $3 million, reflecting higher volume to support our growth.

As a percentage of net revenue, cost of revenue increased 160 basis points, from 34.0% in the three months ended September 30, 2015 to 35.6% in the three months ended September 30, 2016. This increase was driven by a 100 basis point increase in third party cloud expenses and a 60 basis point increase in employee-related expenses.

Research and Development Expenses

Research and development expenses are mainly costs for employees and consultants who are focused on the deployment of new technologies to address emerging trends and the development and enhancement of proprietary tools.

Research and development expenses decreased $5 million, or 18%, primarily due to a decrease in employee-related expenses driven by a 14% decline in average headcount and lower non-equity incentive bonus expense due to a lower bonus payout percentage. As a percentage of net revenue, research and development expenses decreased 120 basis points, from 5.9% in the three months ended September 30, 2015 to 4.7% in the three months ended September 30, 2016.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee-related costs of our sales and marketing employees, including sales commissions, compensation paid to certain channel partners, and costs for advertising and promoting our services and to generate customer demand.

Sales and marketing expenses increased $2 million, or 2%, as an increase in employee-related expenses was partially offset by a decrease in professional fees. As a percentage of net revenue, sales and marketing expenses increased 20 basis points, from 12.1% in the three months ended September 30, 2015 to 12.3% in the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses include employee-related and facility costs for functions such as finance and accounting, human resources, information technology, and legal, as well as professional fees, general corporate costs and overhead.

General and administrative expenses decreased $2 million, or 3%. Employee-related expenses decreased $7 million driven by a 2% decrease in average headcount, lower non-equity incentive bonus expense due to a lower bonus payout percentage, and lower share-based compensation expense. These decreases were partially offset by $4 million of costs incurred in connection with the Merger. As a percentage of net revenue, general and administrative expenses decreased 70 basis points, from 17.3% in the three months ended September 30, 2015 to 16.6% in the three months ended September 30, 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of our data center equipment, leasehold improvements and infrastructure, and amortization of our customer-based intangible assets related to acquisitions, internally-developed technology, and software licenses purchased from third-party vendors.

Depreciation and amortization expense of $101 million for the three months ended September 30, 2016 did not fluctuate significantly from the three months ended September 30, 2015. As a percentage of net revenue, depreciation and amortization expense decreased 30 basis points, from 19.9% in the three months ended September 30, 2015 to 19.6% in the three months ended September 30, 2016.

Gain on Sale

On August 25, 2016, we completed the sale of our Cloud Sites business resulting in a pre-tax gain of $12.5 million. See "Notes to the Unaudited Consolidated Financial Statements - Note 11, Gain on Sale" for more information on this transaction.

Other Income (Expense)

Other expense increased $6 million, from $4 million for the three months ended September 30, 2015 to $10 million for the three months ended September 30, 2016, primarily due to interest expense of $8 million on our Senior Notes issued in November 2015.

Income before Income Taxes

Income before income taxes increased $9 million, or 17%. Income before income taxes for the Americas segment increased $14 million to $32 million for the three months ended September 30, 2016 compared to $18 million for the same period of 2015, driven by the $12.5 million gain on sale as described above. Income before income taxes for the International segment decreased $5 million, to $28 million from $33 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Income Taxes

Our effective tax rate increased from 30.4% for the three months ended September 30, 2015 to 35.7% for the three months ended September 30, 2016. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our U.S. earnings are generally taxed at higher rates than our foreign earnings.

Net Income

Net income increased $3 million, or 9%. Net income per diluted share was $0.30 in the three months ended September 30, 2016, an increase of $0.05 from the same period of 2015. Net income per diluted share for the three months ended September 30, 2016 includes the positive impact of a 9% decrease in our weighted-average diluted shares outstanding, primarily due to the purchase and retirement of shares under our share repurchase program.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following tables set forth our results of operations for the specified periods and as a percentage of our revenue for those same periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Income:

	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2016
Net revenue	$1,478.5	$1,557.9
Costs and expenses:
Cost of revenue	500.9	535.8
Research and development	95.1	79.0
Sales and marketing	185.2	190.8
General and administrative	261.3	264.1
Depreciation and amortization	295.9	309.5
Total costs and expenses	1,338.4	1,379.2
Gain on sale	—	37.0
Income from operations	140.1	215.7
Other income (expense):
Interest expense	(5.1)	(30.8)
Interest and other income (expense)	(1.7)	1.3
Total other income (expense)	(6.8)	(29.5)
Income before income taxes	133.3	186.2
Income taxes	42.0	63.0
Net income	$91.3	$123.2

 Consolidated Statements of Income, as a Percentage of Net Revenue:

	Nine Months Ended
(Percent of net revenue)	September 30, 2015	September 30, 2016
Net revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	33.9%	34.4%
Research and development	6.4%	5.1%
Sales and marketing	12.5%	12.2%
General and administrative	17.7%	17.0%
Depreciation and amortization	20.0%	19.9%
Total costs and expenses	90.5%	88.5%
Gain on sale	—%	2.4%
Income from operations	9.5%	13.8%
Other income (expense):
Interest expense	(0.3)%	(2.0)%
Interest and other income (expense)	(0.1)%	0.1%
Total other income (expense)	(0.5)%	(1.9)%
Income before income taxes	9.0%	12.0%
Income taxes	2.8%	4.0%
Net income	6.2%	7.9%
Due to rounding, totals may not equal the sum of the line items in the table above.

Net Revenue

Net revenue increased $79 million, or 5%, primarily due to both the acquisition of new customers and incremental services rendered to existing customers. In particular, net revenue for the nine months ended September 30, 2016 was favorably impacted by a large, multi-year agreement that began to materialize in the third quarter of 2015.

Net revenue was negatively impacted by a stronger U.S. dollar relative to the functional currencies of our foreign operations, as net revenue for the nine months ended September 30, 2016 would have been $28 million higher had foreign exchange rates remained constant from the prior year. In addition, the sale of our Jungle Disk business in January 2016 had a negative impact on revenue of $9 million when compared to the nine months ended September 30, 2015.

Net revenue for the Americas segment increased $81 million, or 8%, to $1,159 million for the nine months ended September 30, 2016 compared to $1,078 million for the nine months ended September 30, 2015. Net revenue for the International segment decreased $2 million, or less than 1%, to $399 million for the nine months ended September 30, 2016 compared to $401 million for the nine months ended September 30, 2015.

Cost of Revenue

Cost of revenue increased $35 million, or 7%. This was primarily due to a $28 million increase in employee-related expenses driven by a 7% increase in average headcount to support business growth, higher average salaries, and an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015. These increases were partially offset by a decrease in non-equity incentive bonus expense due to a lower bonus payout percentage. In addition, expenses related to our managed cloud service offerings on third party clouds increased $10 million. Data center costs increased $1 million as higher maintenance expense was mostly offset by a decrease in rent and electricity due in part to the consolidation of our London data centers into our new, more efficient facility, which opened in 2015. As a percentage of net revenue, cost of revenue increased 50 basis points, from 33.9% in the nine months ended September 30, 2015 to 34.4% in the nine months ended September 30, 2016.

Research and Development Expenses

Research and development expenses decreased $16 million, or 17%, due to a decrease in employee-related expenses driven by a 13% decrease in average headcount, lower share-based compensation expense, and lower non-equity incentive bonus expense due to a lower bonus payout percentage, partially offset by an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015. As a percentage of net revenue, research and development expenses decreased 130 basis points, from 6.4% in the nine months ended September 30, 2015 to 5.1% in the nine months ended September 30, 2016.

Sales and Marketing Expenses

Sales and marketing expenses increased $6 million, or 3%. Employee-related expenses increased $11 million, driven by higher average salaries, an increase in commissions, and an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015. This was partially offset by a decrease in spending on marketing activities and professional fees related to consulting services. As a percentage of net revenue, sales and marketing expenses decreased 30 basis points, from 12.5% in the nine months ended September 30, 2015 to 12.2% in the nine months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses increased $3 million, or 1%. Internal software support and maintenance expenses increased $6 million, largely due to increased usage and the addition of new software tools. Professional fees increased as $4 million of costs were incurred in connection with the Merger. Employee-related expenses decreased $3 million driven by a decrease in non-equity incentive bonus expense due to a lower bonus payout percentage and lower share-based compensation expense, partially offset by an increase in employee paid time off expense due to a modification of our paid time off benefit policy that resulted in lower expense in 2015. Additionally, travel and entertainment expenses decreased $2 million. As a percentage of net revenue, general and administrative expenses decreased 70 basis points, from 17.7% in the nine months ended September 30, 2015 to 17.0% in the nine months ended September 30, 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $14 million, or 5%. The increase was due to purchases of property and equipment to support the growth of our business. In addition, we recorded an impairment expense of $3 million during the nine months ended September 30, 2016 for customer gear assets that are not expected to be used to support customers. As a percentage of net revenue, depreciation and amortization expense decreased 10 basis points, from 20.0% in the nine months ended September 30, 2015 to 19.9% in the nine months ended September 30, 2016.

Gain on Sale

During the nine months ended September 30, 2016 we sold two non-strategic product lines, resulting in a total pre-tax gain of $37.0 million. See "Notes to the Unaudited Consolidated Financial Statements - Note 11, Gain on Sale" for more information on these transactions.

Other Income (Expense)

Other expense increased $23 million, from $7 million for the nine months ended September 30, 2015 to $30 million for the nine months ended September 30, 2016, primarily due to interest expense on our Senior Notes issued in November 2015.

Income before Income Taxes

Income before income taxes increased $53 million, or 40%. Income before income taxes for the Americas segment increased $62 million, to $95 million for the nine months ended September 30, 2016 compared to $33 million for the same period of 2015, partly driven by the $37.0 million gain on sale as described above. Income before income taxes for the International segment decreased $9 million, to $91 million for the nine months ended September 30, 2016 compared to $100 million for the nine months ended September 30, 2015.

Income Taxes

Our effective tax rate increased from 31.5% for the nine months ended September 30, 2015 to 33.8% for the nine months ended September 30, 2016. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Our U.S. earnings are generally taxed at higher rates than our foreign earnings.

Net Income

Net income increased $32 million, or 35%, driven by higher net revenue and the gain from our sale of a non-strategic product line, partially offset by higher expenses to support our growth. Net income per diluted share was $0.96 in the nine months ended September 30, 2016, an increase of $0.32 from the same period of 2015. Net income per diluted share for the nine months ended September 30, 2016 includes the positive impact of a 10% decrease in our weighted-average diluted shares outstanding, primarily due to the purchase and retirement of shares under our share repurchase program.

Historical Liquidity and Capital Resources

We primarily finance our operations and capital expenditures with internally-generated cash from operations and, if necessary, borrowings under our revolving credit facility. We believe that our existing cash on hand together with current sources of funds will be sufficient to meet our operating and capital needs in the foreseeable future.

Our long-term future capital requirements will depend on many factors, most importantly our revenue growth and our investments in new technologies and services. Our future ability to generate cash from operations will depend on our financial performance, general economic conditions, technology trends and developments, and other factors. We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase plans, and our overall cost of capital. As of September 30, 2016, our target debt level under our capital structure policy was 0.75X Adjusted EBITDA for the most recent four quarters.

At September 30, 2016, we held $632 million in cash and cash equivalents, of which $201 million is held by foreign entities. We considered the undistributed earnings of our foreign subsidiaries as of September 30, 2016 to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon. Historically, we have not repatriated earnings to the U.S., and as of September 30, 2016 we did not anticipate the need to do so in the future as we believe sources of funds available in the U.S. are sufficient to meet our domestic liquidity needs arising in the ordinary course of business.

We have a revolving credit facility with a total commitment of $200 million and the option to increase this amount by up to an additional $200 million, subject to certain terms and conditions. As of September 30, 2016, we had no outstanding borrowings under the revolving credit facility and $0.4 million of undrawn letters of credit, and we were in compliance with all of the covenants under the facility.

We also have $500 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on January 15, 2024 and bear interest at a rate of 6.5% per year. The first semi-annual interest payment was made on July 15, 2016. As of September 30, 2016, we were in compliance with all covenants under the Senior Notes indenture.

Our board of directors has authorized a share repurchase program under which shares may be repurchased from time to time through both open market and privately negotiated transactions. During the nine months ended September 30, 2016, we repurchased $133 million, or 6.0 million shares, of our common stock on the open market under this program; these shares were subsequently retired. As of September 30, 2016, approximately $500 million of the amount authorized by the board under the current program remained available for additional purchases; however, we did not make any additional purchases prior to the closing of the Merger and upon closing of the Merger, this share repurchase program was terminated.

Liquidity and Capital Resources Following the Merger

Overview

The Merger required total cash of approximately $4.8 billion, which was used to fund the acquisition of our stock and to pay related fees and expenses. The cash requirements of the Merger were financed through the issuance of $1,200.0 million of 8.625% Senior Notes due 2024 (the “8.625% Notes”), borrowings under the Senior Facilities (as defined below), an equity contribution and existing cash. On a pro forma basis after giving effect to the Merger, as of September 30, 2016, we would have had cash and cash equivalents of approximately $184 million.

In order to ensure we had sufficient cash available in the U.S. to consummate the Merger and to comply with our requirements under the Merger Agreement, we repatriated funds from our foreign subsidiaries in the form of a cash dividend of $114.7 million on November 2, 2016, the day preceding the closing of the Merger. While no cash taxes will be due on the dividend, we will provide taxes on the dividend in our financial statements for the period subsequent to September 30, 2016. While we believe that our cash on hand and available will be sufficient to cover our operating expenses in the near term, we will evaluate whether our remaining foreign earnings that have not been repatriated are permanently reinvested or whether we will provide taxes on such earnings for the quarter ending December 31, 2016.

Our primary sources of liquidity are cash generated by operations and available borrowings under the five-year $225.0 million senior secured first lien revolving credit facility ("New Revolving Credit Facility"), which will provide for up to $225.0 million of borrowings, none of which was drawn at the closing of the Merger. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over the next twelve months and the foreseeable future. We cannot assure, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the New Revolving Credit Facility and the 8.625% Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

On a pro forma basis giving effect to the Merger, as of September 30, 2016, we would have had outstanding $3,200.0 million face value of aggregate indebtedness for borrowed money (excluding capital and financing leases), with approximately $225.0 million of borrowing capacity available under the New Revolving Credit Facility. Our liquidity requirements will be significant, primarily due to debt service requirements. On a pro forma basis giving effect to the Merger, our cash interest expense for the twelve months ended September 30, 2016 would have been approximately $210 million (including interest on capital and financing leases).

8.625% Notes

General

On the Closing Date, Merger Sub completed an offering of $1,200.0 million aggregate principal amount of 8.625% Notes.  On the Closing Date, upon the completion of the Merger, Rackspace and the Subsidiary Guarantors (as defined below) entered into a supplemental indenture pursuant to which Rackspace assumed the obligations under the 8.625% Notes and the indenture governing the 8.625% Notes (the “Indenture”) and the Subsidiary Guarantors guaranteed Rackspace’s obligations under the 8.625% Notes and the Indenture.

Rackspace’s obligations under the 8.625% Notes and the Indenture are fully and unconditionally guaranteed by each of Rackspace’s wholly-owned domestic restricted subsidiaries (the “Subsidiary Guarantors”) that guarantees the Senior Facilities (as defined below). The 8.625% Notes and the related guarantees are unsecured obligations of Rackspace and each Subsidiary Guarantor.

Maturity and Interest Payments

The 8.625% Notes will mature on November 15, 2024. Interest on the 8.625% Notes will accrue at 8.625% per annum and will be paid semi-annually, in arrears, on May 15 and November 15 of each year, beginning May 15, 2017.

Redemption

On or after November 15, 2019, Rackspace may redeem the 8.625% Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture. In addition, prior to November 15, 2019, Rackspace may redeem the 8.625% Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 8.625% Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. Notwithstanding the foregoing, at any time and from time to time prior to November 15, 2019, Rackspace may redeem in the aggregate up to 40% of the original aggregate principal amount of the 8.625% Notes (calculated after giving effect to any issuance of additional notes) in an aggregate amount equal to the amount of net cash proceeds of one or more equity offerings at a redemption price equal to 108.625%, plus accrued and unpaid interest, if any, so long as at least 50% of the original aggregate principal amount of the 8.625% Notes (calculated after giving effect to any issuance of additional notes) must remain outstanding after each such redemption.

Certain Covenants

The Indenture, among other things, limits Rackspace’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; (iii) make certain investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of its assets.

These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, Rackspace must offer to repurchase the 8.625% Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The Indenture also provides for customary events of default.

Senior Facilities

General

On the Closing Date, in connection with the Merger, Rackspace assumed Merger Sub's obligations under a First Lien Credit Agreement, dated as of the Closing Date, by and among Parent, Merger Sub, the lenders party thereto and Citibank, N.A., as administrative agent, which provides for senior secured financing of up to $2,225.0 million, consisting of:

•	a first lien term loan facility (the "Term Loan Facility"), in an aggregate principal amount of $2,000.0 million with a maturity of seven years; and

•
a first lien revolving credit facility (the "New Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Facilities"), in an aggregate principal amount of up to $225.0 million with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility.

In addition, Rackspace may request one or more incremental term loan facilities, one or more incremental revolving credit facilities and/or an increase in commitments under the New Revolving Credit Facility (collectively, “incremental facilities”) in an aggregate amount of up to the sum of (x) $700.0 million plus (y) an additional amount so long as, (i) in the case of loans under incremental facilities secured by liens on the collateral that rank pari passu with the liens on collateral securing the Senior Facilities, Rackspace satisfies a certain net first lien senior secured leverage ratio and (ii) in the case of loans under incremental facilities secured by liens on collateral that rank junior to the liens on the collateral securing the Senior Facilities, Rackspace satisfies a certain total net secured leverage ratio, subject to certain conditions and receipt of commitments by existing or additional lenders.

Proceeds of the term loans drawn on the Closing Date were used to fund the Transactions and to pay related fees and expenses. Proceeds of the revolving loans drawn after the Closing Date, swingline loans and letters of credit will be used for working capital and general corporate purposes.

Interest Rates and Fees

Borrowings under the Senior Facilities will bear interest at a rate equal to, at Rackspace’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citibank, N.A. and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin of 4.00% for LIBOR loans and 3.00% for base rate loans. The applicable margin for borrowings under the New Revolving Credit Facility is subject to step-downs if Rackspace satisfies certain net first lien senior secured leverage ratios.

In addition to paying interest on the outstanding principal under the Senior Facilities, Rackspace is required to pay a commitment fee equal to 0.50% per annum to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the New Revolving Credit Facility may be subject to one step-down if Rackspace satisfies a certain net first lien leverage ratio. Rackspace is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.

Amortization and Prepayments

The Senior Facilities require scheduled quarterly amortization payments on the term loan in an annual amount equal to 1.0% of the original principal amount of the term loan, with the balance to be paid at maturity.

In addition, the Senior Facilities require Rackspace to prepay outstanding term loan borrowings, subject to certain exceptions, with:

•
50% (which percentage will be reduced to 25% and 0% if Rackspace satisfies certain net first lien senior secured leverage ratios) of Rackspace’s annual excess cash flow, as defined under the Senior Facilities;

•
100% (which percentage will be reduced to 50% and 0% if Rackspace satisfies certain net first lien senior secured leverage ratios) of the net cash proceeds of all non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and reinvestment rights; and

•	100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Senior Facilities.

Rackspace may voluntarily repay outstanding loans under the Senior Facilities at any time, without prepayment premium or penalty, except in connection with a repricing event in respect of the term loans as described below, subject to customary “breakage” costs with respect to LIBOR rate loans.

Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the term loans resulting in a lower yield occurring at any time during the first six months after the Closing Date will be accompanied by a 1.00% prepayment premium or fee, as applicable.

Collateral and Guarantors

All obligations under the Senior Facilities are unconditionally guaranteed by Parent on a limited-recourse basis and each of Rackspace’s existing and future direct and indirect, wholly-owned material domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of Rackspace’s capital stock directly held by Parent and substantially all of Rackspace’s assets and those of each Subsidiary Guarantor, including capital stock of the Subsidiary Guarantors and 65% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. Such security interests consist of a first-priority lien with respect to the collateral.

Restrictive Covenants and Other Matters

The New Revolving Credit Facility requires that Rackspace, commencing as of the last day of the first full fiscal quarter after the Closing Date and subject to a testing threshold, comply on a quarterly basis with a maximum net first lien senior secured leverage ratio of 3.50 to 1.00. The testing threshold will be satisfied if the aggregate amount of funded loans and issued letters of credit (excluding undrawn letters of credit under the New Revolving Credit Facility up to $25.0 million and letters of credit that are cash collateralized) under the New Revolving Credit Facility on such date exceeds an amount equal to 30% of the then-outstanding commitments under the New Revolving Credit Facility.

The Senior Facilities contain certain customary affirmative covenants. The negative covenants in the Senior Facilities include, among other things, limitations (none of which are absolute) on the ability of Rackspace and its subsidiaries to:

•	incur additional debt or issue certain preferred shares;

•	create liens on certain assets;

•	make certain loans or investments (including acquisitions);

•	pay dividends on or make distributions in respect of its capital stock or make other restricted payments;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•	sell assets;

•	enter into certain transactions with its affiliates;

•	enter into sale-leaseback transactions;

•	change its lines of business;

•	restrict dividends from its subsidiaries or restrict liens;

•	change its fiscal year; and

•	modify the terms of certain debt or organizational agreements.

The Senior Facilities contain certain customary events of default, including relating to a change of control. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and all actions permitted to be taken by a secured creditor in respect of the collateral securing the Senior Facilities.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2015	2016
Cash provided by operating activities	$379.6	$469.9
Cash used in investing activities	$(336.5)	$(213.7)
Cash used in financing activities	$(65.5)	$(98.4)

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

Net cash provided by operating activities increased $90 million, or 24%, from the first nine months of 2015 compared to the first nine months of 2016. This was driven by a $66 million increase in net income adjusted for non-cash and non-operating items such as depreciation and amortization expense, deferred income taxes, share-based compensation expense, excess tax benefits from share-based compensation arrangements, and the gain on sale of certain assets of two non-strategic product lines. The remaining change was due to a $25 million increase in cash provided by net changes in operating assets and liabilities largely due to $21 million and $24 million operating cash flow increases resulting from the changes in prepaid expenses and other current assets and accounts receivable, respectively. The increase in operating cash flow from accounts receivable is largely due to improved collection efforts and a 5% increase in net revenue. In addition, the change in deferred revenue resulted in a $12 million increase in operating cash flow as we received a larger amount of advance payments during the first nine months of 2016 than we did during the first nine months of 2015, largely due to the transition services agreement with the buyer of our Cloud Sites business for which we will provide hosting and email services over a transition period of 18 months. Partially offsetting these items was a decrease in cash provided by operating activities from accounts payable, accrued expenses, and other current liabilities largely due to a $20 million semi-annual interest payment on our Senior Notes made on July 15, 2016.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our growing customer base. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $123 million, or 36%, from the first nine months of 2015 compared to the first nine months of 2016, largely driven by a $97 million decrease in cash purchases of property and equipment due to higher capital expenditures in the first nine months of 2015 for customer gear, primarily attributable to the opening of our new London data center and a large customer gear software purchase. The $35 million of proceeds received in 2016 from the sale of two non-strategic product lines also contributed to the decrease in cash used in investing activities. The impact of these items was partially offset by a change of $9 million between periods in net cash outflows for other investing activities.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term credit arrangements (i.e. capital and finance lease obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities increased $33 million, or 50%, from the first nine months of 2015 compared to the first nine months of 2016. The largest driver of the increase in cash used in financing activities was a $140 million cash inflow from borrowings under our previous revolving credit facility during the first nine months of 2015, partially offset by a $117 million decrease in cash outflow for the repurchase of common stock under our share repurchase program. Also contributing to the increase in cash outflow was $25 million less proceeds from employee stock plans and a $17 million decrease in excess tax benefits from share-based compensation arrangements in the first nine months of 2016. The impact of these drivers was partially offset by the repayment of $25 million on our previous revolving credit facility during the first nine months of 2015.

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

Recent Accounting Pronouncements Not Yet Adopted

For a description of accounting pronouncements recently issued but not yet adopted, see Item 1 of Part I, "Financial Statements - Note 1, Company Overview, Subsequent Events, Basis of Presentation, and Summary of Significant Accounting Policies."

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

	Three Months Ended
(In millions)	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Net income	$35.5	$31.1	$48.8	$35.8	$38.6

Income from operations	$55.0	$59.9	$81.2	$64.3	$70.2
Adjustment for gain on sale	—	—	(24.5)	—	(12.5)
Adjustment for build-to-suit lease impact (1)	(1.1)	(2.3)	(2.2)	(2.6)	(2.4)
Income from operations, adjusted	$53.9	$57.6	$54.5	$61.7	$55.3
Effective tax rate	30.4%	42.6%	32.1%	34.0%	35.7%
Net operating profit after tax (NOPAT)	$37.5	$33.1	$37.0	$40.7	$35.5

Total assets at period end	$1,749.2	$2,014.2	$2,025.4	$1,996.8	$2,048.1
Add: Unamortized debt issuance costs (2)	—	7.6	7.4	7.2	6.9
Less: Excess cash (3)	(128.0)	(422.0)	(472.0)	(481.5)	(570.2)
Less: Accounts payable and accrued expenses, accrued compensation and benefits, and income and other taxes payable	(236.9)	(205.6)	(213.0)	(219.1)	(181.2)
Less: Deferred revenue (current and non-current)	(31.8)	(31.2)	(29.0)	(30.2)	(51.5)
Less: Other non-current liabilities, deferred income taxes, deferred rent, and finance lease obligations for build-to-suit leases	(294.9)	(315.0)	(313.6)	(296.4)	(314.3)
Capital base	$1,057.6	$1,048.0	$1,005.2	$976.8	$937.8

Average total assets	$1,787.9	$1,881.7	$2,019.8	$2,011.1	$2,022.4
Average capital base	$1,020.0	$1,052.8	$1,026.6	$991.0	$957.4

Return on assets (annualized)	8.0%	6.6%	9.7%	7.1%	7.6%
Return on capital (annualized)	14.7%	12.6%	14.4%	16.4%	14.8%

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

	Three Months Ended
(In millions)	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Net revenue	$508.9	$522.8	$518.1	$523.6	$516.2

Net income	$35.5	$31.1	$48.8	$35.8	$38.6
Plus: Income taxes	15.6	23.1	23.0	18.6	21.4
Plus: Total other (income) expense	3.9	5.7	9.4	9.9	10.2
Plus: Depreciation and amortization	101.3	104.0	104.0	104.6	100.9
Plus: Share-based compensation expense	19.6	18.1	17.8	18.4	17.7
Less: Gain on sale	—	—	(24.5)	—	(12.5)
Adjusted EBITDA	$175.9	$182.0	$178.5	$187.3	$176.3

Net income margin	7.0%	6.0%	9.4%	6.8%	7.5%
Adjusted EBITDA margin	34.6%	34.8%	34.5%	35.8%	34.2%

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

	Three Months Ended
(In millions)	Net Revenue	Foreign Currency Translation	Net Revenue in Constant Currency
September 30, 2016	$516.2	$8.2	$524.4
June 30, 2016	523.6	—	523.6
Dollar change	$(7.4)		$0.8
Percent change	(1.4)%		0.1%

September 30, 2016	$516.2	$15.1	$531.3
September 30, 2015	508.9	—	508.9
Dollar change	$7.3		$22.4
Percent change	1.4%		4.4%

June 30, 2016	$523.6	$6.1	$529.7
June 30, 2015	489.4	—	489.4
Dollar change	$34.2		$40.3
Percent change	7.0%		8.2%

September 30, 2015	$508.9	$10.2	$519.1
September 30, 2014	459.7	—	459.7
Dollar change	$49.2		$59.4
Percent change	10.7%		12.9%

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

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
Net cash provided by operating activities	$111.4	$148.8	$379.6	$469.9
Less: Cash purchases of property and equipment	(134.7)	(75.7)	(331.9)	(235.3)
Plus: Excess tax benefits from share-based compensation arrangements	12.7	8.2	51.5	34.2
Free cash flow	$(10.6)	$81.3	$99.2	$268.8

Quarterly Key Metrics

The following table sets forth our quarterly key metrics for each of our most recent five quarters as of the period ended September 30, 2016. The quarterly data presented below has been prepared on a basis consistent with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015 and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with the consolidated financial statements and the related notes included elsewhere in this document and with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any period.

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016

Growth
Net revenue	$508.9	$522.8	$518.1	$523.6	$516.2
Revenue growth (year over year)	10.7%	10.7%	7.9%	7.0%	1.4%

Number of employees (Rackers) at period end	6,177	6,189	6,203	6,199	6,115
Number of servers deployed at period end (1)	118,654	118,177	116,507	114,231	113,131
Average monthly revenue per server	$1,444	$1,472	$1,472	$1,513	$1,513

Profitability
Net income	$35.5	$31.1	$48.8	$35.8	$38.6
Net income margin	7.0%	6.0%	9.4%	6.8%	7.5%

Income from operations	$55.0	$59.9	$81.2	$64.3	$70.2
Depreciation and amortization	$101.3	$104.0	$104.0	$104.6	$100.9
Share-based compensation expense:
Cost of revenue	$4.2	$4.5	$4.1	$4.4	$4.5
Research and development	$2.4	$2.4	$2.2	$2.4	$2.3
Sales and marketing	$2.7	$1.5	$2.6	$2.8	$2.9
General and administrative	$10.3	$9.7	$8.9	$8.8	$8.0
Total share-based compensation expense	$19.6	$18.1	$17.8	$18.4	$17.7
Gain on sale	$—	$—	$(24.5)	$—	$(12.5)
Adjusted EBITDA (2)	$175.9	$182.0	$178.5	$187.3	$176.3
Adjusted EBITDA margin	34.6%	34.8%	34.5%	35.8%	34.2%

Operating income margin	10.8%	11.5%	15.7%	12.3%	13.6%

Income from operations	$55.0	$59.9	$81.2	$64.3	$70.2
Adjustment for gain on sale	$—	$—	$(24.5)	$—	$(12.5)
Adjustment for build-to-suit lease impact (3)	$(1.1)	$(2.3)	$(2.2)	$(2.6)	$(2.4)
Income from operations, adjusted	$53.9	$57.6	$54.5	$61.7	$55.3
Effective tax rate	30.4%	42.6%	32.1%	34.0%	35.7%
Net operating profit after tax (NOPAT) (2)	$37.5	$33.1	$37.0	$40.7	$35.5
NOPAT margin	7.4%	6.3%	7.1%	7.8%	6.9%

	Three Months Ended
(Dollar amounts in millions, except average monthly revenue per server)	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016

Capital efficiency and returns
Average total assets	$1,787.9	$1,881.7	$2,019.8	$2,011.1	$2,022.4
Return on assets (annualized)	8.0%	6.6%	9.7%	7.1%	7.6%

Interest bearing debt (4)	$143.6	$501.9	$501.3	$500.8	$500.6
Stockholders' equity	$1,042.0	$968.1	$975.9	$957.5	$1,007.4
Less: Excess cash	$(128.0)	$(422.0)	$(472.0)	$(481.5)	$(570.2)
Capital base	$1,057.6	$1,048.0	$1,005.2	$976.8	$937.8
Average capital base	$1,020.0	$1,052.8	$1,026.6	$991.0	$957.4
Capital turnover (annualized)	2.00	1.99	2.02	2.11	2.16
Return on capital (annualized) (2)	14.7%	12.6%	14.4%	16.4%	14.8%

Capital expenditures
Cash purchases of property and equipment	$134.7	$143.0	$82.9	$76.7	$75.7
Non-cash purchases of property and equipment (5)	$(7.0)	$(46.5)	$(4.1)	$5.4	$(9.5)
Total capital expenditures	$127.7	$96.5	$78.8	$82.1	$66.2

Customer gear	$87.1	$61.8	$46.2	$47.4	$31.6
Data center build outs	$18.8	$10.6	$13.1	$9.7	$6.9
Office build outs	$6.1	$7.8	$0.3	$1.1	$1.3
Capitalized software and other projects	$15.7	$16.3	$19.2	$23.9	$26.4
Total capital expenditures	$127.7	$96.5	$78.8	$82.1	$66.2

Infrastructure capacity and utilization
Megawatts under contract at period end (6)	63.6	62.2	62.2	62.2	62.2
Megawatts available for customer use at period end (7)	55.3	54.4	56.0	56.4	56.4
Megawatts utilized at period end	32.7	32.2	32.1	32.0	31.4
Annualized net revenue per average Megawatt of power utilized	$63.3	$64.5	$64.5	$65.3	$65.1

(1)
During the fourth quarter of 2015, we decommissioned approximately 2,400 servers due to the migration of customers from our legacy public cloud platform onto our OpenStack public cloud and also as part of the migration of customers from existing data centers to our new London data center. In the first quarter of 2016, second quarter of 2016, and third quarter of 2016, approximately 1,600, 3,400, and 2,800 additional servers were decommissioned, respectively, mainly due to the continued migration of customers from our legacy public cloud platform onto our OpenStack public cloud.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Due to the material weakness described below, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of September 30, 2016.

Management concluded there was a material weakness in the design and operating effectiveness of controls over the recognition, measurement, and disclosure of certain complex software license agreements. This material weakness was caused by an ineffective risk assessment process that failed to appropriately identify necessary changes to our process for completely and accurately capturing license usage. This resulted in inaccurate usage reports utilized in determining obligations under certain software license agreements. Upon identification of the error, we self-reported to the affected supplier, recorded a liability of $13.6 million for under-reported license expense and corrected the usage reports going forward. The reduction to net income as result of this error, net of the related income tax impact, was $1.4 million, $3.2 million, and $3.8 million in the years ended December 31, 2013, 2014, and 2015, respectively. The material weakness arose in a prior period and resulted in immaterial misstatements to the previously released consolidated financial statements as of and for the years ended December 31, 2013, 2014 and 2015. Refer to Item 1 of Part I, "Financial Statements - Note 1, Company Overview, Subsequent Events, Basis of Presentation, and Summary of Significant Accounting Policies" for further information on the impact these errors had on the consolidated financial statements.

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

Legal Proceedings Regarding the Merger

Rackspace, each member of Rackspace's Board of Directors, Apollo, Parent and Merger Sub have been named as defendants in a putative class action challenging the merger between Apollo and Rackspace in the Court of Chancery of the State of Delaware. The suit is captioned Luger v. Rackspace Hosting Inc., et al. (Case No. 12819) (filed October 11, 2016). The complaint alleges that the Proxy Statement fails to disclose material information to Rackspace stockholders and that the Rackspace Board breached its fiduciary duties by failing to ensure that such disclosure was made. The complaint seeks rescission, damages, and injunctive relief. The complaint also alleges that Rackspace, Apollo, Parent and Merger Sub have aided and abetted the Rackspace Board's breach of its fiduciary duties. Rackspace believes the allegations of the complaint are without merit and intends to defend against the lawsuit vigorously.

ITEM 1A – RISK FACTORS

For a discussion of our risk factors, refer to Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K/A for the year-ended December 31, 2015. As of September 30, 2016, there had been no material change in this information, except for the following risk factor provided below.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The table below sets forth information regarding the company’s purchases of its common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
August 1, 2016 - August 31, 2016	27,644	$29.26	—	$500,000,000
Total	27,644		—

(1)	Shares of common stock withheld for employee taxes.

(2)
On November 6, 2014, our board of directors authorized a program to repurchase up to $500 million of our common stock. On August 5, 2015, our board of directors increased the authorization under the existing program to a total of up to $1 billion, in addition to $200 million already purchased under the initial authorization. The updated program was announced on August 10, 2015 and was to remain in effect for a period not to exceed 24 months from authorization. Under this program, shares could be repurchased from time to time through both open market and privately negotiated transactions. We did not make any additional purchases prior to the closing of the Merger pursuant to the Agreement and Plan of Merger we entered into on August 26, 2016 as further described in Item 1 of Part 1, "Notes to the Unaudited Consolidated Financial Statements - Note 1, Company Overview, Subsequent Events, Basis of Presentation, and Summary of Significant Accounting Policies." Upon closing of the Merger, this share repurchase program was terminated.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2016.

Rackspace Hosting, Inc.

Date:	November 9, 2016	By:	/s/ Karl Pichler
Karl Pichler
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 9, 2016	By:	/s/ Joseph Saporito
Joseph Saporito
Chief Accounting Officer
(Principal Accounting Officer)